Form 10-Q
period 1995-06-30
CALIFORNIA MICRO DEVICES CORP
filed 1995-08-11
CIK 800460

United States
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

                            (Mark One)

[ x ]  Quarterly Report Pursuant To Section 13 Or 15(d) of
The Securities Exchange Act Of 1934
For the Period Ended June 30, 1995

                                or

[    ]  Transition Report Pursuant to Section 10 or 15(d) of
The Securities Exchange Act of 1934
For the Transition Period From ________  to  _________

Commission File Number 0-15449

                 CALIFORNIA MICRO DEVICES CORPORATION
      (Exact name of registrant as specified in its charter)

          California                              94-2672609
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

215 Topaz Street, Milpitas, California              95035-5430
Address of principal executive offices)              (Zip Code)

                          (408) 263-3214
        (Registrant's telephone number, including area code)

                          Not applicable
               (Former name, former address, and
          former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes: X     No __

          Applicable Only to Issuers Involved in Bankruptcy
             Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes: X No __

                   Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of June 30, 1995, there were outstanding 10,181,404 shares of Issuer's Common Stock.

                     CALIFORNIA MICRO DEVICES CORPORATION
                                     INDEX

PART I.     FINANCIAL INFORMATION

                                                                     Page
                                                                     Number
Item 1.   Financial Statements

           Statements of Operations
            Three Months Ended June 30, 1995 and 1994                    2

           Balance Sheets
            June 30, 1995 and March 31, 1995                             3

           Statements of Cash Flows
            Three Months Ended June 30, 1995 and 1994                    4

           Notes to Financial Statements                                 5

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          7


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                              9

Item 6.   Exhibits and Reports on Form 8-K                               9

          Signature                                                      10

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                           STATEMENTS OF OPERATIONS
                   (Amounts in Thousands, Except Per Share Data)
                                 (Unaudited)

                                                  Three Months Ended June 30,
                                                     1995              1994
                                                                    (restated)
Revenues:
  Net product sales                                $  8,344           $ 6,378
  Technology related sales                              303             5,720
                                                    -------           -------
    Total revenues                                    8,647            12,098

Cost and expenses:
  Cost of sales                                       4,753            16,415
  Research and development                              866               893
  Selling, marketing and administrative               2,474             2,560
                                                    -------            ------
    Total costs and expenses                          8,093            19,868
                                                    -------            ------
Operating income (loss)                                 554            (7,770)
Other expense, net                                       37               246
                                                     ------           -------
Income (loss) before income taxes                       517            (8,016)

Income taxes (benefit)                                   -               (628)
                                                     ------            ------
Net income (loss)                                    $  517           $(7,388)

Net income (loss) per share                          $ 0.05           $ (0.92)
                                                     ======           =======
Weighted average common shares and
  share equivalents outstanding                       9,782             8,020

                                         2

                      CALIFORNIA MICRO DEVICES CORPORATION
                                 BALANCE SHEETS
                   (Amounts in Thousands, Except  Share Data)
                                 (Unaudited)

                                                         June 30,    March 31,
                                                          1995           1995
ASSETS:
Current assets:
  Cash and cash equivalents                             $  9,698      $10,556
  Short-term securities                                    8,250        8,404
  Accounts receivable, less allowance for
   doubtful accounts of $1,022 and $832                    3,813        3,203
  Inventories                                              4,575        4,747
  Refundable income taxes and other assets                 5,284        5,445
                                                         -------      -------
    Total current assets                                  31,620       32,355

Property and equipment, net                                7,267        6,665
Restricted cash                                            1,230          989
Other long-term assets                                       679          679
                                                         -------      -------
    Total assets                                         $40,796      $40,688
                                                         =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                       $ 2,978      $ 2,725
  Accrued salaries and benefits                              783          560
  Other accrued liabilities                                3,766        3,748
  Deferred margin on shipments to
    distributors                                           1,066        1,157
  Current maturities of long-term debt
    and capital lease obligations                          2,353        2,516
                                                         -------      -------
    Total current liabilities                             10,946       10,706

Long-term debt, less current maturities                    7,840        7,923
Capital lease obligations less current
  maturities                                                 792        1,278
Deferred income                                              108          136
                                                         -------      -------
    Total liabilities                                     19,686       20,043

Shareholders' equity:
  Common stock - no par value; authorized
    25,000,000; issued and outstanding
    10,181,404 shares                                     54,947       54,947
  Retained earnings                                      (33,837)     (34,302)
                                                         -------      -------
    Total shareholders' equity                            21,110       20,645
                                                         -------      -------
    Total liabilities and shareholders'
      equity                                             $40,796      $40,688
                                                         =======      =======

                                         3

                       CALIFORNIA MICRO DEVICES CORPORATION
                              STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                        1995           1994
                                                                    (restated)
Cash flows from operating activities:
  Net income (loss)                                    $    517     $  (7,389)
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
  Depreciation and amortization                             360           596
  Net change in inventories                                 172        10,372
  Net change in accounts receivable                        (610)          599
  Net change in prepaid expenses
     and other current assets                               161           246
  Net change in trade accounts payable
    and other current liabilities                           232          (165)
  Net change in other long-term assets                       -            374
  Deferred margin on distributor sales                       91            -
                                                        -------       -------
Net cash provided by operating activities                   923         4,633
                                                        -------       -------
Cash used in investing activities:
  Net security purchases                                    154        (3,000)
  Capital expenditures                                     (962)       (1,096)
  Net change in restricted cash                            (241)         (241)
                                                         -------      -------
Net cash used in investing activities                     (1,049)      (4,337)
                                                         -------      -------
Cash (used) provided by financing activities:
  Payment of capital lease obligations                     (648)         (459)
  Payment of long-term debt                                 (84)          (82)
  Proceeds from sale/leaseback                               -          1,383
  Proceeds from issuance of common stock                     -         15,389
                                                        -------       -------
Net cash (used) provided by financing
  activities                                               (732)       16,231
                                                        -------       -------
Net increase (decrease) in cash and cash
  equivalents                                              (858)       16,527
Cash and cash equivalents at the beginning
  of period                                              10,556        10,561
                                                        -------       -------
Cash and cash equivalents at the end
  of period                                             $ 9,698       $27,088
                                                        =======       =======
Supplemental disclosure of cash flow information:
  Interest paid                                         $   148       $   114
  Income taxes paid                                     $    -        $   210
Supplemental disclosure of non-cash investing and
  financing activities:
  Unrealized loss on securities                         $   (54)      $   -
  Capital expenditures financed through capital
    lease obligations                                        -         $  403

                                         4

                     CALIFORNIA MICRO DEVICES CORPORATION

                          Notes to Financial Statements


1.   Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1995, results of operations for the three month periods ended June 30, 1995 and 1994, and cash flows for the three-month periods ended June 30, 1995 and 1994. Results for the quarter are not necessarily indicative of fiscal year results.

        The condensed financial statements should be read in conjunction with the California Micro Devices Corporation financial statements included with the Company's annual report on Form 10-K for the nine months ended March 31, 1995.

2.   Change in Method of Accounting for Shipments to Distributors

       Effective July 1, 1994, the Company changed its accounting method of recognizing revenue on shipments to distributors until final sale by the distributor. Previously, including the quarter ended June 30, 1994, the Company recognized revenue at the time of shipment to the distributor. Distributor agreements allow the distributors certain rights of return and price protection on unsold merchandise. As a result, the Company believes that deferral of the recognition of distributor sales and related gross margins until the merchandise is resold by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for such shipments. Information to compute the proforma effect of this accounting change on the quarter ended June 30, 1994 is not available.

3.   Litigation

        On August 4, 1995, Judge Vaughn Walker of the U. S. District Court for Northern California, issued an order regarding the securities class action lawsuits filed against the Company. Judge Walker, in ruling on the bids by two law firms to represent the propose class action of shareholders, rejected one bid and required the other law firm to undertake an evaluation of class members' affirmative support of the terms of the previously announced proposed settlement and that firm's attorney fee proposal. Judge Walker's order states that if the terms of the proposed settlement are not affirmatively supported by a significant portion of the prospective class, the court will disapprove the proposed class settlement, and will solicit bids from other law firms who seek to represent the prospective class. The order further states that if no other law firms bid for the right to represent the prospective class, the court will deny certification of the class.

        On May 5, 1995, the Company sued Chan Desaigoudar, its former CEO and Chairman of the Board, for fraud, negligent misrepresentation, breach of fiduciary duty, constructive trust and for injunctive relief, based on his actions as a corporate officer. Mr. Desaigoudar generally denied the allegations of the complaint, and on August 3, 1995, served his cross complaint against the Company for alleged breach of Mr. Desaigoudar's employment agreement and other related alleged wrongs. The Company believes Mr. Desaigoudar's cross complaint to be without merit, and intends to vigorously pursue its action against him.

ITEM 2.   Management's Discussion And Analysis of Financial
           Condition and Results of Operations.

Results of Operations

        Product sales for the quarter ended June 30, 1995, increased by $1,966,000 or 31% compared to the quarter ended June 30, 1994, due primarily to increased sales of thin film products. Thin film products represented 61% of net product sales for the quarter ended June 30, 1995 as compared with 55% for the nine months ended March 31, 1995 and 45% for the twelve months ended June 30, 1994. Technology related revenue for the quarter ended June 30, 1995 related to engineering projects partially funded by
Hitachi Metals, Ltd. (HML).   Technology related revenue for the
quarter ended June 30, 1994 relates to a one-time sale of rights to previously developed technology in connection with the initial alliance with HML.

        Cost of sales for the quarter June 30, 1995, are not comparable to the year-earlier period. Cost of sales for the quarter ended June 30, 1994, included a $10.2 million charge for obsolete and slow moving inventory and a $1.7 million warranty charge. Without those charges, cost of goods for the quarter ended June 30, 1994 would have been 71% of product sales as compared with 57% of product sales for the quarter ended June 30, 1995. This equates to a gross margin of 29% in the 1994 quarter as compared to 43% in the 1995 quarter. The improvement in product gross margins is attributable to higher mix of thin film products, improved factory utilization, and cost reduction programs.

        Research and development expenditures for the quarter ended June 30, 1995 were 10% of product sales compared to 14% of product sales for the quarter ended June 30, 1994. In dollar terms, however, research and development expenditures were relatively constant: $865,000 in the 1995 quarter compared to $893,000 in 1994.

        Selling, marketing, and administrative costs decreased as a percentage of sales to 30% in the quarter ended June 30, 1995 from 40% in the quarter ended June 30, 1994. The year-earlier quarter included a $1.3 million bad debt write-off and the June 30, 1995 quarter included over $200,000 of legal costs related to shareholder litigation and related matters. Absent these costs, selling, marketing and administrative costs would have been 27% in the quarter ended June 30, 1995 and 20% in the year earlier quarter. This increase is due primarily to higher audit and consulting costs associated with an ongoing clean-up of the Company's administrative affairs.

        As a result of the factors discussed above, operating income for the quarter ended June 30, 1995 was $554,000 compared to an operating loss of $7.8 million for the year earlier quarter.

        Other expense decreased to $37,000 in the 1995 quarter from $246,000 in the quarter ended June 30, 1994, primarily due to increased interest income from investments and also due to reduced interest expense on leased equipment.

        No income taxes were accrued for the quarter ended June 30, 1995, due to the availability of tax loss carryforwards. An income tax benefit of $628,000 was recognized for the quarter ended June 30, 1994, representing the amount of available tax loss carrybacks.

        The weighted average of common shares outstanding increased to 9.8 million shares in the June 30, 1995 quarter compared to 8.0 million shares for the quarter ended June 30, 1994, primarily due to the issuance of 1.5 million shares held in trust for the tentative settlement of shareholder class action lawsuits and 100,000 shares issued to Hitachi Metals, Ltd.

Liquidity and Capital Resources

        The Company's cash and cash equivalents decreased by $1,012,000, from $18,960,000 at March 31, 1995 to $17,948,000 at
June 30, 1995, primarily due to capital expenditures of $962,000, which included end-of-lease equipment buy-outs of $258,000. The remaining capital expenditures of $704,000 are made up primarily of selected investments to enhance manufacturing efficiency and capacity and investments in new computer systems and software.

         Accounts receivable increased by $610,000 due to increased sales. Based on product sales, net days sales outstanding were 41 days for the 1995 quarter compared with 45 days for the three months ended June 30, 1994.

        Inventories remained relatively constant in dollars while sales increased 31%. Inventory management has been strengthened and will continue to be an area of focus.

        The Company expects to be able to fund its liquidity needs for at least the next twelve months through its existing cash balances, cash flows from operations, and bank borrowings under its line of credit. The Company has a bank line of credit, expiring July 31, 1996, under which it can borrow up to $3,000,000, at prime, collateralized by short term investments managed by the bank. There have been no borrowings against this line of credit.

                     PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings.

        On August 4, 1995, Judge Vaughn Walker of the U. S. District Court for Northern California, issued an order regarding the securities class action lawsuits filed against the Company. Judge Walker, in ruling on the bids by two law firms to represent the propose class action of shareholders, rejected one bid and required the other law firm to undertake an evaluation of class members' affirmative support of the terms of the previously announced proposed settlement and that firm's attorney fee proposal. Judge Walker's order states that if the terms of the proposed settlement are not affirmatively supported by a significant portion of the prospective class, the court will disapprove the proposed class settlement, and will solicit bids from other law firms who seek to represent the prospective class. The order further states that if no other law firms bid for the right to represent the prospective class, the court will deny certification of the class.

        On May 5, 1995, the Company sued Chan Desaigoudar, its former CEO and Chairman of the Board, for fraud, negligent misrepresentation, breach of fiduciary duty, constructive trust and for injunctive relief, based on his actions as a corporate officer. Mr. Desaigoudar generally denied the allegations of the complaint, and on August 3, 1995, served his cross complaint against the Company for alleged breach of Mr. Desaigoudar's employment agreement and other related alleged wrongs. The Company believes Mr. Desaigoudar's cross complaint to be without merit, and intends to vigorously pursue its action against him.

ITEM 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits

               Exhibit 11    Computation of Per Share Earnings

          (b)  Reports on Form 8-K

          On August 1, 1995, the Company filed a report on Form 8-K, reporting the resignation of Mr. Chan Desaigoudar as a director of the Company.

                            SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                CALIFORNIA MICRO DEVICES CORPORATION
                         (Registrant)



Date:   August 10, 1995          /s/ John E. Trewin
                                     John E. Trewin
                                     Vice President and
                                     Chief Financial Officer

                             EXHIBIT 11

                       CALIFORNIA MICRO DEVICES CORPORATION
                         Computation of Per Share Earnings
                     (Amounts in Thousands, Except  Share Data)
                           (Unaudited)


                                                   Three Months Ended June 30,
                                                       1995            1994
                                                                    (restated)
Net income (loss)                                    $   517          $(7,388)
                                                     =======          =======
PRIMARY:
Weighted average common shares
  outstanding                                          9,346            8,020

Common equivalents attributable to:
  Options and warrants                                   436              -
                                                     -------          -------
Total weighted average common and
  common equivalent shares
  outstanding                                          9,782            8,020
                                                     =======          =======

Net income (loss) per share                          $  0.05          $ (0.92)
                                                     =======          =======

FULLY DILUTED
Weighted average common shares                         9,346            8,020

Common equivalent attributable to:
  Options and warrants - using
  quarter-end market price                               482              -
                                                     -------          -------

Total weighted average common and
  common equivalent shares
  outstanding                                          9,828            8,020
                                                     =======          =======

Net income (loss) per share                          $  0.05          $ (0.92)
                                                     =======         ========

                                       11