Form 10-Q
period 1995-09-30
CALIFORNIA MICRO DEVICES CORP
filed 1995-11-14
CIK 800460

United States
          SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

[ x ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934

For the Period Ended September 30, 1995

           or

[    ]  Transition Report Pursuant To Section 10 or 15(d) of The
Securities Exchange Act of 1934

For the Transition Period From ____________  to  ___________


                     Commission File Number 0-15449

                CALIFORNIA MICRO DEVICES CORPORATION
        (Exact name of registrant as specified in its charter)

           California                                94-2672609
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

    215 Topaz Street, Milpitas, California             95035-5430
    (Address of principal executive offices)           (Zip Code)

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

                          Yes   X       No

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.

                          Yes    X       No

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of September 30, 1995, there were outstanding 10,189,303 shares of Issuer's Common Stock.

                         CALIFORNIA MICRO DEVICES CORPORATION


                                        INDEX


PART I.     FINANCIAL INFORMATION

                                                       Page Number

Item 1.  Financial Statements

         Statements of Operations
         Three and Six Months Ended September 30, 1995 and 1994  2

         Balance Sheets
         September 30, 1995 and March 31, 1995                   3

         Statements of Cash Flows
         Three and Six Months Ended September 30, 1995 and 1994  4

         Notes to Financial Statements                           5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    6


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                      8

Item 4.   Submission of Matters to a Vote of Security Holders    8

Item 6.   Exhibits and Reports on Form 8-K                       9

Signature                                                       10

                        PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.


                      CALIFORNIA MICRO DEVICES CORPORATION
                           STATEMENTS OF OPERATIONS
                   (Amounts in Thousands, Except Per Share Data)
                                (Unaudited)

                              Three Months        Six Months
                                  Ended             Ended
                               September 30,     September 30,
                               1995     1994     1995     1994
                                                        (restated)
Revenues:
  Net product sales           $9,322   $7,558    $17,666  $13,936
  Technology related revenues    307      255        610    5,975
                              ------   ------     ------   ------
    Total revenues             9,629    7,813     18,276   19,911

Cost and expenses:
  Cost of sales                5,314    6,096     10,067   22,511
  Research and development       795      872      1,661    1,765
  Selling, marketing and
    administrative             2,729    1,619      5,203    4,179
                              ------    -----     ------    -----
    Total costs and expenses   8,838    8,587     16,931   28,455
                               -----    -----     ------   ------

Operating income (loss)          791     (774)     1,345   (8,544)

Other (income) expense, net     (45)      (38)        (8)     208
                               -----    ------     ------   -----
Income (loss) before income
  taxes                         836      (736)     1,353   (8,752)

Income taxes (benefit)           -         50         -      (578)
                               -----     -----     ------   ------
Income (loss) before cumulative
  effect of change in
  accounting                    836      (786)     1,353   (8,174)
Cumulative effect of change in
  accounting, net of tax         -        835         -       835
                              -----    -------    ------   ------
Net income (loss)             $ 836   $(1,621)    $1,353  $(9,009)
                              =====   =======     ======  =======
Net income (loss) per common share:
  Income (loss) before cumulative
   effect of change in
   accounting                  $0.08     ($0.09)   $0.13   ($0.96)
  Cumulative effect of change
     in accounting                -       (0.10)      -     (0.10)
                               -----     -------   -----   -------
  Net income (loss) per share  $0.08     $(0.19)   $0.13   $(1.06)
                               =====     =======   =====   ======
Weighted average common shares
  and share equivalents
  outstanding                 10,866      8,537    10,324    8,279


The accompanying notes are an integral part of these financial statements.

                    CALIFORNIA MICRO DEVICES CORPORATION
                              BALANCE SHEETS
                  (Amounts in Thousands, Except Share Data)
                              (Unaudited)

                                            Sept. 30,    March 31,
                                               1995        1995
ASSETS:
Current assets:
  Cash and  cash equivalents                   $2,565      $10,556
  Short-term securities                        19,261        8,404
  Accounts receivable, less allowance for
    doubtful accounts of $866 and $832          4,557        3,203
  Inventories                                   5,408        4,747
  Refundable income taxes and other assets        442        5,445
                                               ------       ------
    Total current assets                       32,233       32,355

Property, plant & equipment, net                8,337        6,665
Restricted cash                                 1,068          989
Other long term assets                            649          679
                                              -------      -------
    Total assets                              $42,287      $40,688
                                              =======      =======
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                             $2,935       $2,725
  Accrued salaries and benefits                   855          560
  Other accrued liabilities                     4,825        3,748
  Deferred margin on shipments to distributors  1,059        1,157
  Current portion of long-term debt and
    capital lease obligations                   2,006        2,516
                                               ------       ------
    Total current liabilities                  11,680       10,706

Long-term debt, less current maturities         7,724        7,923
Capital lease obligations, less current
  maturites                                       644        1,278
Deferred income                                   106          136
                                               ------       ------
    Total liabilities                          20,154       20,043

Shareholders' equity:
  Common stock - no par value; authorized
    25,000,000; issued and outstanding
      10,189,303 shares                        54,987       54,947
  Retained earnings                          (32,854)     (34,302)
                                              -------      -------
    Total shareholders' equity                 22,133       20,645
                                              -------      -------
  Total liabilities and shareholders' equity  $42,287      $40,688
                                              =======      =======

The accompanying notes are an integral part of these financial statements.

                  CALIFORNIA MICRO DEVICES CORPORATION
                         STATEMENTS OF CASH FLOWS
                          (Amounts in Thousands)
                                 (Unaudited)

                                              Six Months Ended
                                                 September 30,
                                               1995        1994
                                                        (restated)
Cash flows from operating activities:
  Net income /(loss)                           $1,353     ($9,010)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation and amortization                   708         900
  Net (increase)/decrease in inventories         (661)     10,434
  Net (increase)/decrease in accounts
    receivable                                 (1,354)        687
  Net (increase) /decrease in prepaid expenses
   and other current assets                     3,628      (1,926)
  Net increase in trade accounts payable
   and other current liabilities                1,582       1,232
  CMD/HML -Joint venture                        1,375         --
  Net decrease in other long term assets           30         379
  Deferred margin on distributor sales            (98)      1,221
                                              --------    -------
Net cash (used) provided by operating
  activities                                    6,563       3,917
                                               ------      ------
Cash (used) in investing activities:
  Securities, net purchases                   (10,762)     (3,000)
  Capital expenditures                         (2,410)     (1,096)
  Net change in restricted cash                   (79)        (69)
                                              --------     -------
Net cash used in investing activities         (13,251)     (4,165)
                                              --------     -------
Cash (used) provided by financing activities:
  Payment of capital lease obligations         (1,144)       (895)
  Payment of long-term debt                      (199)       (160)
  Proceeds from sale/lease back                    --       1,383
  Proceeds from issuance of common stock           40      15,465
                                               ------      ------
Net cash (used) provided by financing
  activities                                   (1,303)     15,793
                                               -------     ------
Net increase /(decrease) in cash and
  cash equivalents                             (7,991)     15,545
Cash and cash equivalents at beginning
  of period                                    10,556      10,561
                                               ------     -------
Cash and cash equivalents at end of period     $2,565     $26,106
                                               ------     -------
Supplemental disclosures of cash flow information:
  Interest paid                                $  630     $   650
  Income taxes paid                                --     $ 2,700
Supplemental disclosures of non-cash investing
    and financing activities:
  Unrealized gain/(loss) on securities         $   95          --
  Capital expenditures financed through
   capital lease obligations                       --      $   403


                        CALIFORNIA MICRO DEVICES CORPORATION

Notes to Financial Statements

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995, results of operations for the six month periods ended September 30, 1995 and 1994, and cash flows for the six month periods ended June 30, 1995 and 1994. Results for the periods are not necessarily indicative of fiscal year results.

     The condensed financial statements should be read in conjunction with the California Micro Devices Corporation financial statements included with the Company's annual report on Form 10-K for the nine months ended March 31, 1995.

2.     Change in Method of Accounting for Shipments to
       Distributors

     Effective July 1, 1994, the Company changed its accounting method of recognizing revenue on shipments to distributors until final sale by the distributor. Previously, including the quarter ended September 30, 1994, the Company recognized revenue at the time of shipment to the distributor. Distributor agreements allow the distributors certain rights of return and price protection on unsold merchandise. As a result, the Company believes that deferral of the recognition of distributor sales and related gross margins until the merchandise is resold by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for such shipments. Information to compute the proforma effect of this accounting change on the quarter ended September 30, 1994 is not available.

3.     Litigation

     In the securities class action lawsuits filed against the Company and pending before Judge Vaughn Walker of the U.S. District Court for the Northern District of California, the parties and others have filed pleadings related to the class' renewed Motion for Preliminary Approval of Settlement. This motion is set for hearing on November 17, 1995.

     Pursuant to the Court's order of August 4, 1995, counsel for the class surveyed selected institutional and large individual class members in an effort to determine whether the purposed settlement with the Company was affirmatively supported. Class members who responded to the survey generally expressed support for the settlement. On October 12, 1995, the Colorado Public
Employees Retirement Association, a class member, filed an application for leave to appear in the action for the limited purpose of participating in the settlement discussions and determination whether the proposed settlement may be improved. To date the court has not ruled on that application. The motion has been opposed by certain of the Company's former officers. In addition, counsel representing certain institutions, including both class member and non-class members, has expressed concerns regarding the adequacy of the notice sent to the selected class members.

     On September 18, 1995, Ultrasound Technology Associates ("UTA") filed a complaint against the Company, alleging causes of action purportedly arising from the Company's termination of its contract with UTA. On October 13, 1995, the Company filed a complaint for libel per se against UTA and its attorney. On October 17, 1995, the Company answered UTA's complaint and counterclaimed against UTA based on UTA's breach of the contract between the companies. The Company intends to vigorously pursue this litigation. Based upon the information currently available to the Company, management believes this matter will not have a material adverse affect on the Company's financial position or results of operations.

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

Results of Operations

     Product sales for the quarter ended September 30, 1995, increased by $1,764,000, or 23%, compared to the quarter ended September 30, 1994, due primarily to increased sales of thin film products. Thin film products represented 70% of sales for the quarter ended September 30, 1995, compared to 45% of sales for the year ago quarter.

     Product sales for the six month period ended September 30, 1995, increased by $3,730,000, or 27%, also due to the increase in thin film products. For the six months ended September 30, 1995, thin film products represented 66% of sales, compared to approximately 40% in the six months ended September 30, 1994.

     Sales of thin film products (in absolute dollars) have approximately doubled during both the three and six months ended September 30, 1995, when compared to the same periods a year earlier. The increase in thin film products was partially offset by diminished sales of an aging semiconductor product line, which declined by approximately 30% during the three and six months ended September 30, 1995, when compared with the same periods a year earlier.

     Technology related revenues, relating to engineering projects partially funded by Hitachi Metals, Ltd. (HML), were at comparable levels during the three months ended September 30, 1995 and 1994. Technology related revenue for the six months ended September 30, 1994 included a one-time sale of rights to previously developed technology in connection with the initial alliance with HML and cannot be used for direct comparison

     Cost of goods for the quarter ended September 30, 1995, decreased by $782,000 due to the implementation of cost reduction programs, improved factory utilization and the increased mix of higher margin thin film products. Gross margins as a percent of net product sales increased to 43% in the quarter ended September 30, 1995, compared to 19% in the year earlier quarter.

     Cost of sales for the six month periods ended September 30, 1995 and 1994 do not provide meaningful comparisons due to a $10.2 million charge for obsolete and slow moving inventory and a $1.7 million warranty charge, both included in the three months ended June 30, 1994. Excluding these charges, gross margins as a percent of net product sales would have been 24% in the six months ended September 30, 1994 as compared to 43% for the 1995 period.

     Research and development expenditures declined in dollars and as a percentage of sales during the three and six months ended
September 30, 1995, due to the lower cost of wafers and other materials used in engineering projects compared to the year earlier periods.

     Selling, marketing and administrative costs increased overall and as a percentage of sales in the quarter ended September 30, 1995, when compared to the year earlier quarter due to costs associated with shareholder litigation and related matters, including approximately $300,000 in unusual legal fees. Additionally, increased sales and profits have resulted in increased sales commissions and bonuses. Other cost increases include the cost of the annual shareholders' meeting (none held last year), relocation and recruitment costs, and severance
reserves.   The six months ended September 30, 1995, include
significantly higher audit and consulting fees associated with the clean-up of the Company's administrative affairs as well as costs associated with shareholder litigation and related matters, including approximately $500,000 in unusual legal costs. The six months ended September 30, 1994, include a $1.3 million bad debt write-off recognized in the quarter ended June 30, 1994.

     As a result of the factors discussed above, operating income for the quarter and six months ended September 30, 1995, was $791,000 and $1,345,000, respectively, compared with losses of $774,000 and $8.5 million, respectively, in the year earlier periods.

     Other expense for the six months ended September 30, 1995, decreased by $200,000 from the year earlier period due to increased interest income and reduced interest expense.

     No income taxes were accrued for the quarter and six months ended September 30, 1995, due to the availability of tax loss carryforwards. An income tax benefit of $628,000 was recorded in the quarter ended June 30, 1994, representing the benefit of carryback losses. There were foreign withholding taxes of $50,000 in the quarter ended September 30, 1994.

     The net losses for the six months periods ended September 30, 1994, include a $835,000 one-time charge for the cumulative effect of change in accounting principle. See Note 2 of Notes to Financial Statements.

     The weighted average common shares outstanding increased to
10.9 million shares and 10.4 million shares for the three and six months ended September 30, 1995, respectively, from 8.5 million shares in the year earlier periods due to the issuance of 1.5 million shares held in trust for the tentative settlement of shareholder class action lawsuits and 100,000 shares issued to HML, as well as the dilutive effect of stock options.

Liquidity and Capital Resources

     The Company's cash and short term securities increased by $2.9 million from $18,960,000 on March 31, 1995, to $21,826,000 on
September 30, 1995, due to the collection of income tax refunds and a receivable from HML related to a discontinued project in the Philippines. These were partially offset by capital expenditures of $2,410,000, which included end-of-lease equipment buy-outs of $882,000. The remaining capital expenditures of $1,528,000 are made up primarily of selected investments to enhance manufacturing efficiency and capacity and investments in new computer systems and software.

     Accounts receivable increased by $1,354,000 due primarily to increased sales. Gross days sales outstanding were 52 days at September 30, 1995, compared to 50 days at March 31, 1995.

     Inventories increased by $661,000, or 14%, from June 30, 1995, due to increased work-in-process inventories to support increased orders. Backlog of product orders was $10.3 million at September 30, 1995, compared to $5.6 million at March 31, 1995.

     Accrued salaries and benefits increased due to increased headcount, increased bonus expense, and severance reserves.

     Other accrued liabilities increased primarily due to increased sales tax and sales commissions, relocation and recruitment costs, and accrued royalties.

     The Company expects to be able to fund its liquidity needs for a least the next twelve months through its existing cash balances, cash flows from operations, and bank borrowings under its line of credit. The Company has a bank line of credit, expiring July 31, 1996, under which it can borrow up to $3,000,000, at prime, collateralized by short term investments managed by the bank. There have been no borrowings against this line of credit.

                       PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings.

     In the securities class action lawsuits filed against the Company and pending before Judge Vaughn Walker of the U.S. District Court for the Northern District of California, the parties and others have filed pleadings related to the class' renewed Motion for Preliminary Approval of Settlement. This motion is set for hearing on November 17, 1995.

     Pursuant to the Court's order of August 4, 1995, counsel for the class surveyed selected institutional and large individual class members in an effort to determine whether the purposed settlement with the Company was affirmatively supported. Class members who responded to the survey generally expressed support for the settlement. On October 12, 1995, the Colorado Public Employees Retirement Association, a class member, filed an application for leave to appear in the action for the limited purpose of participating in the settlement discussions and determination whether the proposed settlement may be improved. To date the court has not ruled on that application. The motion has been opposed by certain of the Company's former officers. In addition, counsel representing certain institutions, including both class member and non-class members, has expressed concerns regarding the adequacy of the notice sent to the selected class members.

     On September 18, 1995, Ultrasound Technology Associates ("UTA") filed a complaint against the Company, alleging causes of action purportedly arising from the Company's termination of its contract with UTA. On October 13, 1995, the Company filed a complaint for libel per se against UTA and its attorney. On October 17, 1995, the Company answered UTA's complaint and counterclaimed against UTA based on UTA's breach of the contract between the companies. The Company intends to vigorously pursue this litigation. Based upon the information currently available to the Company, management believes this matter will not have a material adverse affect on the Company's financial position or results of operations.


ITEM 4.     Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders, at which the proposals described below were submitted to stockholders, was held on September 15, 1995.

     Proposal No. 1     Election of Directors.  the following
individuals, who received the votes indicated, were elected as directors:

            NAME                  FOR                 WITHHELD
            David Schoon          7,371,129           0
            Wade Meyercord        6,621,858           0
            Jeffrey Kalb          6,621,858           0
            C. K. N. Patel        6,621,852           0
            Dr. Angel Jordan      6,621,738           0
            Stuart Schube         6,621,738           0


     Proposal No. 2     The proposal to ratify the appointment of
Ernst & Young LLP, as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:

           FOR                 AGAINST            WITHHELD
           6,610,232           38,691             1,962,297

     Proposal No. 3     The proposal to approve the 1995 Stock
Option Plan was approved. The results of the voting was as follows:

           FOR                 AGAINST            WITHHELD
           4,206,056           2,437,670          115,415

     Proposal No. 4     The proposal to approve the 1995 Employee
Stock Purchase Plan was approved. The results of the voting was as follows:

           FOR                 AGAINST            WITHHELD
           6,356,465           191,693            95,194

     Proposal No. 5      The proposal to approve the 1995 Non-
Employee Directors' Stock Option Plan was approved. The results of the voting was as follows:

           FOR                 AGAINST            WITHHELD
           4,131,100           2,471,765          156,276


ITEM 6.     Exhibits and Reports on Form 8-K.
            (a)     Exhibits
                    Exhibit 11   Computation of Per Share Earnings

           (b)      Reports on Form 8-K

                    (i)     On September 28, 1995,  the Company
filed a report on Form 8-K, reporting the results of its Annual Meeting of Shareholders resulting in the election of a Board of Directors, approval of Stock Options Plans, and ratification of independent auditors of the Company.

                    (ii)    On September 28, 1995, the Company
filed a report on Form 8-K, reporting the election of Bob
Filiault, Vice President of Worldwide Sales, as an Officer of the
Company.

                    (iii)   On October 5, 1995, the Company filed
a report on Form 8-K, reporting the release of certain information at its Annual Shareholder's Meeting.

                    (iv) On November 3, 1995, the Company filed a report on Form 8-K, reporting the release of certain information on October 26, 1995, regarding the Company's second quarter 1996 financials.

           (c)      Reports on Form S-8

                    On August 17, 1995, the Company filed a report on Form S-8, reporting the registration of 2,335,000 shares of the Company's common stock.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              CALIFORNIA MICRO DEVICES CORPORATION
                         (Registrant)



Date:  November 14, 1995              /s/  John E. Trewin
                                           John E. Trewin
                                           Vice President and
                                           Chief Financial Officer

                               EXHIBIT 11

                     CALIFORNIA MICRO DEVICES CORPORATION
                       Computation of Per Share Earnings
                   (Amounts in Thousands, Except  Share Data)
                                (Unaudited)

                              Three Months         Six Months
                                 Ended               Ended
                              September 30,     September 30,
                              1995     1994      1995      1994
                                                        (restated)

Net income (loss)         $    836   ($1,621)   $1,353   $(9,009)

PRIMARY:
Weighted average common
  shares outstanding        10,215     8,537     9,780      8,279

Common equivalents attributable to:
  Options and warrants         651                  544

Total weighted average common
  and common equivalent
  shares outstanding        10,866     8,537      10,324    8,279

Net income (loss) per share $ 0.08    ($0.19)      $0.13   $(1.09)

FULLY DILUTED
Weighted average
  common shares             10,215     8,537       9,780   8,279

Common equivalent attributable to:
  Options and warrants         671                   577

Total weighted average common
  and common equivalent
   shares outstanding       10,886     8,537       10,357   8,279

Net income (loss) per share  $0.08    ($0.19)       $0.13  $(1.09)
