Form 10-Q/A
period 1995-09-30
CALIFORNIA MICRO DEVICES CORP
filed 1995-11-17
CIK 800460

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

                        CALIFORNIA MICRO DEVICES CORPORATION

Notes to Financial Statements

1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1995, results of operations for the six month periods ended September 30, 1995 and 1994, and cash flows for the six month periods ended September 30, 1995 and 1994. Results for the periods are not necessarily indicative of fiscal year results.

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

     Inventories increased by $661,000, or 14%, from March 31, 1995, due to increased work-in-process inventories to support increased orders. Backlog of product orders was $10.3 million at September 30, 1995, compared to $5.6 million at March 31, 1995.

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



              CALIFORNIA MICRO DEVICES CORPORATION
                         (Registrant)



Date:  November 17, 1995              /s/  John E. Trewin
                                           John E. Trewin
                                           Vice President and
                                           Chief Financial Officer

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