Form 10-Q
period 1995-12-31
CALIFORNIA MICRO DEVICES CORP
filed 1996-02-13
CIK 800460

United States
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                                 (Mark One)
[ x ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the Period Ended December 31, 1995

                                     or

[    ]  Transition Report Pursuant to Section 10 or 15(d) of the Securities
Exchange Act of 1934
For the Transition Period From ____________  to  ___________

Commission File Number 0-15449

                      CALIFORNIA MICRO DEVICES CORPORATION
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

           California                                           94-2672609
        -----------                                             ----------
 (State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

    215 Topaz Street, Milpitas, California                       95035-5430
    --------------------------------------                       ----------
    (Address of principal executive offices)                     (Zip Code)

                                (408) 263-3214
                                --------------
              (Registrant's telephone number, including area code)

                               Not applicable
                               --------------
                      (Former name, former address, and
                former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     Yes   X	     No

              Applicable Only to Issuers Involved in Bankruptcy
                 Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
 confirmed by the court.      Yes       	    No

                     Applicable Only to Corporate Issuers
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 31, 1995, there were outstanding 10,258,746 shares of Issuer's Common Stock.

                    CALIFORNIA MICRO DEVICES CORPORATION

                                 INDEX

                      PART I.     FINANCIAL INFORMATION

                                                                     Page Number

Item 1.    Financial Statements

             Statements of Operations
               Three and Nine Months Ended December 31, 1995 and 1994      2

             Balance Sheets
               December 31, 1995 and March 31, 1995                        3

             Statements of Cash Flows
               Nine Months Ended December 31, 1995 and 1994                4

             Notes to Financial Statements                                 5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     6


                      PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               10

Item 6.    Exhibits and Reports on Form 8-K                                11

Signature                                                                  12

                    PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

                    CALIFORNIA MICRO DEVICES CORPORATION
                         STATEMENTS OF OPERATIONS
                (Amounts in Thousands, Except Per Share Data)
                              (Unaudited)

                                 Three Months Ended         Nine Months Ended
                                     December 31,              December 31,
Revenues:                         1995         1994         1995      1994
                                  ----         ----         ----      ----
                                                                    (restated)

  Net product sales             $10,252     $  7,440       $27,918     $21,376
  Technology related revenues       380          713           990       6,688
                                -------     --------       -------      ------
   Total revenues                10,632        8,153        28,908      28,064

Cost and expenses:
  Cost of sales                   5,912        6,461        15,979      28,972
  Research and development          822          841         2,483       2,606
  Selling, marketing and
    administrative                2,837        3,462         8,039       7,641
                                -------      --------       ------      -------
     Total costs and expenses     9,571       10,764        26,501      39,219
                                -------      -------       -------     -------
Operating income (loss)           1,061       (2,611)        2,407     (11,155)

Other (income) expense, net      (1,620)         349        (1,626)        557
                                -------      -------       -------     -------
Income (loss) before
  income taxes                    2,681       (2,960)        4,033    (11,712)

Income taxes (benefit)                -            -             -       (578)
                                -------      -------       -------     -------
Income (loss) before cumulative
  effect of change in accounting  2,681       (2,960)        4,033    (11,134)
Cumulative effect of change in
  accounting, net of tax              -            -             -        835
                                -------      -------       -------   ---------
Net income (loss)               $ 2,681      $(2,960)      $ 4,033   $(11,969)
                                =======      =======       =======   =========
Net income (loss) per common share:
  Income (loss) before cumulative effect
    of change in accounting     $  0.24      $ (0.35)      $ 0.38     $ (1.30)
  Cumulative effect of change in
    accounting                        -            -            -       (0.10)
                               --------       -------      ------     --------
  Net income (loss) per share   $  0.24      $ (0.35)      $ 0.38      $(1.40)
                                =======      ========      =======     =======
Weighted average common shares and
  share equivalents outstanding  10,946        8,551        10,553       8,540

The accompanying notes are an integral part of these financial statements.

                                  2

                     CALIFORNIA MICRO DEVICES CORPORATION
                              BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)
                                (Unaudited)

                                                 Dec. 31,            March 31,
                                                  1995                 1995
                                                  ----                 ----
ASSETS:
Current assets:
  Cash and  cash equivalents                     $ 4,260               $10,556
  Short-term securities                           17,997                 8,404
  Accounts receivable, less allowance for
    doubtful accounts of $989 and $832             5,757                 3,203
  Inventories                                      5,724                 4,747
  Refundable income taxes and other assets           467                 5,445
                                                 -------               -------
    Total current assets                          34,205                32,355

Property, plant & equipment, net                   9,078                 6,665
Restricted cash                                    1,213                   989
Other long term assets                               649                   679
                                                 -------               -------
    Total assets                                 $45,145               $40,688
                                                 =======               =======
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                              $ 2,960               $ 2,725
  Accrued salaries and benefits                   1,185                   560
  Other accrued liabilities                       4,934                 3,748
  Deferred margin on shipments to distributors    1,043                 1,157
  Current portion of long-term debt and capital
    lease obligations                             1,769                 2,516
                                                -------               -------
    Total current liabilities                    11,891                10,706

Long-term debt, less current maturities           7,700                 7,923
Capital lease obligations, less
  current maturites                                 304                 1,278
Deferred income                                     107                   136
                                                -------               -------
    Total liabilities                            20,002                20,043

Shareholders' equity:
 Common stock - no par value; authorized 25,000,000;
   issued and outstanding 10,258,746 shares     55,255                54,947
 Retained earnings                             (30,112)              (34,302)
                                              --------               -------
   Total shareholders' equity                   25,143                20,645
                                               -------               -------
 Total liabilities and shareholders' equity    $45,145               $40,688
                                               =======               =======

The accompanying notes are an integral part of these financial statements.

                                  3

                       CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)
                                                       Nine Months Ended
                                                          December 31,
                                                         1995          1994
                                                         ----          ----
                                                                    (restated)
Cash flows from operating activities:
  Net income /(loss)                                   $ 4,033       $(11,970)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation and amortization                            995          1,455
  Net (increase) /decrease in inventories                 (977)         9,812
  Net (increase) /decrease in accounts receivable       (2,554)         2,244
  Net (increase) /decrease in prepaid expenses
   and other current assets                              3,603         (2,286)
  Net increase in trade accounts payable
   and other current liabilities                         2,046            844
  CMD/HML -Joint venture                                 1,375              -
  Net (increase)/decrease in other long term assets         30         (2,201)
  Deferred margin on distributor sales                    (114)         1,159
                                                       -------        -------
Net cash (used) provided by operating activities         8,437           (943)
                                                       -------        -------
Cash (used) in investing activities:
  Securities, net purchases                             (9,436)        (1,534)
  Capital expenditures                                  (3,437)        (1,472)
  Net change in restricted cash                           (224)          (320)
                                                       -------        -------
Net cash used in investing activities                  (13,097)        (3,326)
                                                       -------        -------
Cash (used) provided by financing activities:
  Payment of capital lease obligations                  (1,627)        (1,401)
  Payment of long-term debt                               (317)          (234)
  Proceeds from sale/lease back                              -          1,383
  Proceeds from issuance of common stock                   308         15,599
                                                       -------        -------
Net cash (used) provided by financing activities        (1,636)        15,347
                                                        ------        -------
Net increase /(decrease) in cash and cash equivalents   (6,296)        11,077
Cash and cash equivalents at beginning of period        10,556         10,561
                                                       -------        -------
Cash and cash equivalents at end of period             $ 4,260        $21,638
                                                       =======        =======
Supplemental disclosures of cash flow information:
  Interest paid                                        $   608        $   765
  Income taxes paid                                          -        $ 2,940
Supplemental disclosures of non-cash investing and
    financing activities:
  Unrealized gain/(loss) on securities                 $   156              -
  Capital expenditures financed through capital
   lease obligations                                         -         $  466

                                     4

                    CALIFORNIA MICRO DEVICES CORPORATION

                       Notes to Financial Statements

1.     Basis of Presentation
       ---------------------

       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1995, results of operations for the nine month periods ended December 31, 1995 and 1994, and cash flows for the nine month periods ended December 31, 1995 and 1994. Results for the periods are not necessarily indicative of fiscal year results.

      The condensed financial statements should be read in conjunction with the California Micro Devices Corporation financial statements included with the Company's annual report on Form 10-K for the nine months ended March 31, 1995.

2.    Change in Method of Accounting for Shipments to Distributors
      ------------------------------------------------------------

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

3.     Litigation
       ----------

        Reference should be made to the Company's filings on Form 10-Q for the first two quarters of fiscal year 1996, and the Company's filing on Form 10-K for its 1995 fiscal year. In addition to the matters reported therein under
Item 1, the following legal proceedings have taken place:

        As previously reported, the Company entered into a proposed settlement of securities class action lawsuits filed against it and pending before Judge Vaughn Walker of the U.S. District Court for the Northern District of California. The parties and others filed pleadings related to the class' renewed Motion for Preliminary Approval of Settlement. This motion was heard on November 17, 1995.

        Previously, pursuant to the Court's order of August 4, 1995, counsel for the class surveyed selected institutional and large individual class members in an effort to determine whether the proposed settlement with the Company was affirmatively supported. Class members who responded to the survey generally expressed support for the settlement. On October 12, 1995, the Colorado Public Employees' Retirement Association (COLPERA), a potential class member, filed an application for leave to appear in the action for the limited purpose of participating in settlement discussions and determining whether the proposed settlement may be improved.

        On February 2, 1996, Judge Walker denied the motion for preliminary approval of the proposed settlement; denied the request of the law firm of Lieff, Cabraser, Heimann & Bernstein to be appointed class counsel; and certified the COLPERA as class representative.

        The proposed settlement included $1.0 million in cash and 1.5 million shares of California Micro Devices Corporation common stock valued at $8.00 per share. The total cost of the proposed settlement, $13.0 million, was expensed in the quarter and fiscal year ended March 31, 1995. Both the shares and the cash were placed in, and remain in, trust accounts pending final settlement of the lawsuits. The 1.5 million shares are included in shares outstanding and in the computation of earnings per share.

       In light of the recent decision by Judge Walker described above, there can be no assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

            Product sales for the quarter ended December 31, 1995, increased by $2,812,000, or 38%, compared to the quarter ended December 31, 1994, due primarily to increased sales of thin film products. Thin film products were approximately 63% of sales for the quarter ended December 31, 1995, compared to 58% of sales for the year ago quarter.

          Product sales for the nine month period ended December 31, 1995, increased by $6,542,000, or 31%, also due to the increased sales of thin film products. For the nine months ended December 31, 1995, thin film products represented approximately 64% of sales, compared to approximately 46% in the nine months ended December 31, 1994.

          Sales of thin film products (in absolute dollars) have increased approximately 85% and 51%, during the nine and three months ended December 31, 1995, respectively, when compared to the same periods a year earlier. Semiconductor product sales decreased 15% for the nine months, but increased 20% for the three months ended December 31, 1995, when compared with the same periods a year earlier. The increase of 20% in semiconductor products in the current quarter is due primarily to increased sales to Motorola, which accounted for 10% of total Company product sales for the quarter. The increase in Motorola sales in a number of product areas was partially offset by lower sales of older semiconductor products.

       Technology related revenues, relating to engineering projects partially funded by Hitachi Metals, Ltd. (HML), decreased in the three months ended December 31, 1995, compared to the year earlier period due to the completion of some projects and the timing of cost reimbursement billings to Hitachi. Technology related revenue for the nine months ended December 31, 1994, included a one-time sale of rights to previously developed technology in connection with the initial alliance with HML.

        The personal computer industry is the most significant market for the Company's products and some customers have high inventories which could result in decreased sales to those customers. In the quarter ended December 31, 1995, the Company experienced increased orders and sales from portable communication providers and began to produce revenue from foundry operations, producing wafers for other companies. See Cautionary Statement.

        Cost of goods for the quarter ended December 31, 1995, decreased by $549,000 relative to the year earlier due to the implementation of cost reduction programs, improved factory utilization and the increased mix of higher margin thin film products. Gross margins as a percentage of net product sales increased to 42% in the quarter ended December 31, 1995, compared to 13% in the year earlier quarter.

        Cost of sales for the nine month periods ended December 31, 1995 and 1994 do not provide meaningful comparisons due to a $10.2 million charge for obsolete and slow moving inventory and a $1.7 million warranty charge, both included in the three months ended June 30, 1994. Excluding these charges, gross margins as a percentage of net product sales were approximately 20% in the nine months ended December 31, 1994, as compared to 43% for the 1995 period.

        Research and development expenditures declined in dollars and as a percentage of sales during the three and nine months ended December 31, 1995, due to the lower consumption of materials used in engineering projects compared to the year earlier periods, as well as the completion of some earlier projects.

        Selling, marketing and administrative costs decreased overall and as a percentage of sales in the quarter ended December 31, 1995, when compared to the year earlier quarter primarily due to the higher level of costs associated with shareholder litigation and related matters in the prior year. Total litigation costs were approximately $400,000 in the 1995 quarter as compared to approximately $1,500,000 during the quarter ended December 31, 1994. The decrease in legal costs was partially offset by increased salary costs, sales commissions and bonuses related to increased sales and profits.

        The nine months ended December 31, 1995, include significant audit and consulting fees associated with the clean-up of the Company's administrative affairs as well as costs associated with shareholder litigation and related matters, including over $900,000 in legal costs. The nine months ended December 31, 1994, include a $1.3 million bad debt write-off recognized in the quarter ended June 30, 1994.

        As a result of the factors discussed above, operating income for the quarter and nine months ended December 31, 1995, was $1,061,000 and $2,407,000, respectively, compared with losses of $2,611,000 and $11,155,000, respectively, in the year earlier periods.

        Other (income)/expense for the three and nine months ended December 31, 1995, includes a one-time gain of $1,576,000 related to the Company's sale of
its interest in Cell Access.   In addition to this gain, other expense is lower
than prior periods due to increased interest income and decreased interest expense.

        No income taxes were accrued for the quarter and nine months ended December 31, 1995, due to the availability of tax loss carryforwards. An income tax benefit of $628,000 was recorded in the quarter ended June 30, 1994, representing the amount of available tax loss carryforwards, partially offset by foreign withholding taxes of $50,000 in the quarter ended September 30, 1994.

       The net loss for the nine months ended December 31, 1994, includes a $835,000 one-time charge for the cumulative effect of change in accounting principle. See Note 2 of Notes to Financial Statements.

     The weighted average common shares outstanding increased to 10.9 million shares and 10.6 million shares for the three and nine months ended December 31, 1995, respectively, from 8.5 million shares in the year earlier periods due to the issuance of 1.5 million shares held in trust for the tentative settlement of shareholder class action lawsuits and 100,000 shares issued to Hitachi Metals, Ltd., as well as the dilutive effect of stock options. In addition, 77,342 shares of common stock were issued through the exercise of stock options by employees and directors during the nine months ended
December 31, 1995.

        Earnings per share of $0.24 and $0.38 for the quarter and nine months ended December 31, 1995, respectively, included $0.14 per share related to the one-time gain from the sale of the Company's interest in Cell Access. Without such gain, earnings per share would have been $0.10 and $0.24, respectively.

Liquidity and Capital Resources

        The Company's cash and short term securities increased by $3.3 million from $18,960,000 at March 31, 1995, to $22,257,000 at December 31, 1995, due to
the collection of income tax refunds, collection of a receivable from HML related to a discontinued project in the Philippines, and the Cell Access sale; and were partially offset by capital expenditures of $3,437,000, which included end-of-lease equipment buy-outs of $882,000. The remaining capital expenditures of $2,555,000 are made up primarily of selected investments to enhance manufacturing efficiency and capacity and investments in new computer equipment and software for operational and financial systems.

        Accounts receivable increased by $2,554,000 due primarily to increased sales and also due to timing of sales within the quarter; 45% of product sales for the quarter ended December 31, 1995, were December shipments. Based on sales for the quarter, gross days sales outstanding were 59 days compared to 49 days at March 31, 1995.

       Inventories increased by $977,000, or 21%, to support a 31% increase in sales with increased work-in-process and finished goods inventories. Backlog of net product orders for the next six months was $10.4 million at December 31, 1995, compared to $5.6 million at March 31, 1995, an increase of 86%.

      Accrued salaries and benefits increased due the timing of payrolls in the month of December, 1995, increased headcount, increased bonus expense, and severance reserves.

      Other accrued liabilities increased primarily due to increased sales tax and sales commissions accruals, relocation and recruitment costs, and accrued royalties.

        The Company expects to be able to fund its liquidity needs for at least the next twelve months through its existing cash balances and cash flows from operations. See Cautionary Statement. The Company has a bank line of credit, expiring July 31, 1996, under which it can borrow up to $3,000,000, at prime, collateralized by short term investments managed by the bank. There have been no borrowings against this line of credit.

Cautionary Statement

        Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private /Securities Litigation Reform Act of 1995. The forward looking statements regarding revenues, orders and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could effect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers for components for its products and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also effect the liquidity needs of the Company.

                         PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings.

        Reference should be made to the Company's filings on Form 10-Q for the first two quarters of fiscal year 1996, and the Company's filing on Form 10-K for its 1995 fiscal year. In addition to the matters reported therein under
Item 1, the following legal proceedings have taken place:

        As previously reported, the Company entered into a proposed settlement of securities class action lawsuits filed against it and pending before Judge Vaughn Walker of the U.S. District Court for the Northern District of California. The parties and others filed pleadings related to the class' renewed Motion for Preliminary Approval of Settlement. This motion was heard on November 17, 1995.

        Previously, pursuant to the Court's order of August 4, 1995, counsel for the class surveyed selected institutional and large individual class members in an effort to determine whether the proposed settlement with the Company was affirmatively supported. Class members who responded to the survey generally expressed support for the settlement. On October 12, 1995, the Colorado Public Employees' Retirement Association (COLPERA), a potential class member, filed an application for leave to appear in the action for the limited purpose of participating in settlement discussions and determining whether the proposed settlement may be improved.

        On February 2, 1996, Judge Walker denied the motion for preliminary approval of the proposed settlement; denied the request of the law firm of Lieff, Cabraser, Heimann & Bernstein to be appointed class counsel; and certified the COLPERA as class representative.

        The proposed settlement included $1.0 million in cash and 1.5 million shares of California Micro Devices Corporation common stock valued at $8.00 per share. The total cost of the proposed settlement, $13.0 million, was expensed in the quarter and fiscal year ended March 31, 1995. Both the shares and the cash were placed in, and remain in, trust accounts pending final settlement of the lawsuits. The 1.5 million shares are included in shares outstanding and in the computation of earnings per share.

        In light of the recent decision by Judge Walker described above, there can be no assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements.

ITEM 6.  Exhibits and Reports on Form 8-K.
         (a)   Exhibits
               Exhibit 11     Computation of Per Share Earnings

        (b)  Reports on Form 8-K

            (i) On November 16, 1995, the Company filed a report on Form 8-K, reporting the release of certain information regarding the Company's history, products, and future direction.

            (ii)   On November 16, 1995, the Company filed a report on
                   Form 8-K, reporting the release of certain information regarding a hearing before Judge Vaughn Walker related to the settlement of class action lawsuits previously filed against it.

            (iii)  On November 20, 1995, the Company filed a report on
                   Form 8-K, reporting the election of John Jorgensen as Vice President, Engineering, as an Officer of the Company.

           (iv) On February 5, 1996, the Company filed a report on Form 8-K, reporting the release of certain information regarding the Company's third quarter 1996 financials.

          (v) On February 6, 1996, the Company filed a report on Form 8-K, reporting the release of certain information regarding a court order relating to the preliminary settlement of class action securities lawsuits previously filed against it.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  CALIFORNIA MICRO DEVICES CORPORATION
                  ------------------------------------
                             (Registrant)



Date:  February 13, 1996             /s/ John E. Trewin
                                     -----------------------------------------
                                     John E. Trewin
                                     Vice President and Chief Financial Officer

                              EXHIBIT 11

                    CALIFORNIA MICRO DEVICES CORPORATION
                      Computation of Per Share Earnings
                  (Amounts in Thousands, Except  Share Data)
                               (Unaudited)

                                     Three Months Ended      Nine Months Ended
                                         December 31,            December 31,
                                       1995      1994         1995       1994
                                       ----      ----         ----       ----
                                                                      (restated)

Net income (loss)                     $ 2,681  $ (2,960)     $ 4,034   $(11,969)
                                      =======   =======       ======    =======
PRIMARY:
Weighted average common shares
  outstanding                          10,229     8,551        9,930      8,540

Common equivalents attributable to:
  Options and warrants                   717                     601
                                      ------    -------       ------     -------

Total weighted average common and common
  equivalent shares outstanding       10,946     8,551        10,531     8,540
                                      ======    ======        ======    ======

Net income (loss) per share          $  0.24    $ (0.35)     $  0.38   $ (1.40)
                                      ======     ======       ======    ======
FULLY DILUTED
Weighted average common shares        10,229      8,551        9,930     8,540

Common equivalent attributable to:
  Options and warrants                  717                      623
                                      -----      ------        ------   -------
Total weighted average common and common
  equivalent shares outstanding      10,946       8,551        10,553    8,540
                                     ======      ======        ======    ======

Net income (loss) per share         $  0.24     $ (0.35)      $ 0.38    $ (1.40)
                                     ======      ======       ======     ======