Form 10-K
period 1996-03-31
CALIFORNIA MICRO DEVICES CORP
filed 1996-06-07
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                              Form 10-K
                            ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended:             Commission File Number:
        March 31, 1996                           0-15449


                  CALIFORNIA MICRO DEVICES CORPORATION
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)

        California                                   94-2672609
 ----------------------------                   -------------------
(State or other jurisdiction                    (IRS Employer
 of Incorporation)                               Identification No.)

               215 Topaz Street, Milpitas, CA 95035-5430
      (Address of principal executive offices including zip code)

Registrant's telephone number, including area code: (408)263-3214
                                                    -------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                     Yes X     No

Indicate by check mark if disclosure of delinquent files pursuant to
Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be continued to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or
any amendment to this Form 10-K.                        Yes X    No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1996, was approximately $59,000,000.00 based upon the last sale price of the Common Stock reported for such date on the NASDAQ National Market System. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 1996, the number of shares of the Registrant's Common Stock outstanding were 10,306,088.


               DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's Annual Meeting of
Shareholders to be held July 26, 1996.

                          PART  I

ITEM 1.     BUSINESS.
General
California Micro Devices Corporation ("CMD") serves OEM and End User electronic systems manufacturers who need higher performance, higher density, lower cost, and unique functionality by providing a line of specialty and precision electronic components. CMD has forged a leadership position with its proprietary materials, process, and design technology by specializing in thin film passive electronic networks. These devices combine multiple thin film passive electronic components (resistors and capacitors) and/or semiconductor devices into solutions for many of the industry's most difficult problems and allow CMD customers to build systems which provide superior value to their users.

CMD's thin film networks fall into two basic categories: The traditional IPEC(TM)family, consisting of custom and general purpose devices for solving unique customer problems; and CMD's new
P/Active(TM) circuits which incorporate the latest in high frequency, high density, high reliability technology in Application Specific
Passive Networks (ASPN(TM)) for high volume industry standard applications or devices which complement industry leaders' semiconductor solutions.

Unlike traditional discrete component products which were developed during the age of the transistor, CMD's products combine the features of higher performance, higher density, and lower total system cost to complement many of today's most sophisticated integrated circuit based systems. Applications in fields such as high speed computers, telecommunications, networking, and medical instrumentation demonstrate the value which CMD can bring to almost any electronics application.

CMD also designs, manufactures and sells certain semiconductor products (primarily analog and mixed signal products for the telecommunications industry). These sales are a significant portion of the Company's business. Sales of older products, which have constituted the bulk of the Company's semiconductor revenue, continue to decline, while sales of new products for mobile communications, plus the onset of revenue from foundry services, have begun to rejuvenate the semiconductor portion of the Company's business.

During fiscal 1996, the Company informed its customers of its intention to exit the military business which had declined to less than three percent of its revenue. This will be accomplished by the end of calendar year 1996.

CMD enjoys a comprehensive strategic alliance with Hitachi Metals Ltd., a subsidiary of Hitachi Ltd., that involves equity participation, product development, manufacturing, marketing and worldwide distribution. During fiscal 1996, CMD recognized $1.2 million in technology revenue from Hitachi and $0.6 million of product revenue.

CMD was incorporated in 1980 and has been public since 1986. It utilizes 110,000 square feet of facilities in Milpitas, California and Tempe, Arizona.

Passive Component Industry Background

Passive components - principally resistors and capacitors - are used in virtually all electronic products. They filter, condition, shape, terminate and improve the characteristics of the electrical signals used and transmitted by active components such as microprocessors, application specific integrated circuits ("ASIC's") and dynamic random access memory ("DRAM") integrated circuits. Although the role of passive components has changed over the years, their usage has continued to grow with the transition to higher levels of semiconductor integration. For many years the number of passive components in electronic systems was decreasing, being offset in the market by increasing numbers of systems. However, in the last year or two there has been a reversal of this trend in important electronic segments such as the PC business. The number of passives in a PC reached a minimum with the 486 generation and is now showing dramatic increases in the Pentium(R)* and Pentium Pro(R)* generations. Similar trends are occurring in other areas where new functionality and higher frequencies are being incorporated in new systems.
Coincident with this changing role, the demands on passive component performance have accelerated dramatically in the last few years. According to industry sources, the worldwide market for selected passive components includes over $3 billion for resistors and resistor networks, and $9 billion for capacitors. This total market is expected to continue to grow over the next few years, driven by the increasing complexity of products such as personal computers, networking equipment and telecommunications devices, and the increasing volume of portable products such as cellular phones, personal communication systems (PCS), pocket pagers, personal digital assistants (PDA's) and notebook computers. In addition, market growth has been augmented by greater electronic content in products such as automobiles and appliances. Given the enormous diversity of requirements which have developed over the years, CMD can address only a small portion of the overall market for passive components; however, it is positioned in some of the most rapidly growing segments.

The target applications for CMD's passive devices are those traditionally served by multi-layered ceramic capacitors ("MLCs") and thick-film resistors, interconnected on PC boards. The materials used in these products are inherently difficult to process into the fine line circuit patterns demanded by today's high performance electronic systems. Passive components so manufactured, which comprise most of the worldwide market for resistors and small value capacitors, are generally discrete components, able to perform only a small number of functions. The nature and variety of materials involved in MLCs and thick film resistors limit the ability of thick film manufacturers to integrate combinations of resistors and capacitors into a single circuit.

In contrast, continuing improvements in silicon fabrication technology have enabled integrated circuit manufacturers to integrate increasing numbers of active components, principally transistors, onto single semiconductor chips. This integration has increased the number of functions performed by each chip, improved performance, and significantly reduced the cost per function. While thick film manufacturers have attempted to integrate resistors into networks since the 1970's, they have achieved only limited integration. The failure of passive components to match the improvements in active components has led to a relative increase in the cost of using passive components as compared to the cost of the surrounding active elements, increased the proportion of space occupied by passive components on many printed circuit boards ("PCB's"), and in some cases limited the ability of system designers to take advantage of higher performance integrated circuits. This is the opportunity CMD looks to exploit. During the last year, most of the traditional thick film passive manufacturers have acknowledged the advantages of thin film devices and announced their intention to enter the market.

The CMD Solution/AdvantagesUsing its silicon-based thin film materials and process technology, CMD integrates multiple passive elements into a single integrated circuit. The Company believes that its thin film products have the following desirable advantages over traditional thick film technology components:

          Lower Total Cost Solutions - Manufacturers of electronic products face intense price competition.

(*)Pentium and Pentium Pro are registered trademarks of Intel Corp.

By integrating multiple passive elements on a single chip, the Company is able to offer a lower total cost solution than those offered by most discrete passive component manufacturers. The cost of purchasing and placing one of the Company's thin film integrated resistor/capacitor networks - which may combine 18 resistors and 9 capacitors in a single surface mount package - can be as much as 50% less than the cost of purchasing and installing an equivalent number of thick film discrete elements. The Company's PAC 1284 solution for the parallel ports of PC's replace 54 discrete resistors and capacitors with two miniature IC packages. The customer can realize further cost savings by reducing the size of the PCB and by using industry standard semiconductor insertion equipment for assembly.

     Smaller Size for Miniaturization and Portability - Consumer demand for smaller, more portable products has created a need for smaller printed circuit boards (PCB's). Passive components can require significant space on the PCB, limiting either the ability to shrink product size or to incorporate additional features. This is particularly important in devices such as portable computers, cellular phones and pagers. The integration of multiple passive elements on a single integrated circuit reduces the size and weight of the passive components. For instance, cellular phones generally require hundreds of passive components which can consume as much as 20% of the PCB space. One of the Company's IPEC(TM) products, which integrates 18 capacitors and 18 resistors, reduces the space used on the PCB by up to 80% compared to the use of the same number of discrete elements. Discrete components have been introduced in smaller sizes such as the newer format called 0402 in an attempt to provide some of this space savings. But such tiny devices create significant assembly, rework, and reliability problems which drive up the costs significantly.

          Outstanding Performance at Higher Frequencies - The increasing use of faster microprocessors in computers and higher frequencies in communication products has created a significant demand for improved passive component performance. Traditional passive components do not always perform well at higher frequencies due to a variety of problems including variation of characteristics with frequency, signal matching delays, and performance inconsistencies between devices and the PCB's in which they are used. These problems often keep higher frequency systems from operating properly. The Company's thin film technology components perform exceptionally well at high frequencies due to the inherently smaller size of the component and the ability to achieve consistent placement of the components relative to each other. The Company's new products such as the PAC RG family for the Intel Pentium Pro( processor and other high performance processors are specially designed to optimize high frequency performance, allowing systems to operate at optimum speed. These devices have been characterized at up to 10 GHz (well beyond traditional devices) to provide customers with the operating margin they need to guarantee the operation of present and next generation systems.

          New EMI/RFI Filtering Capabilities - Electronic systems designed to operate at high frequencies can emit high levels of Electromagnetic Interference/ Radio Frequency Interference (EMI/RFI). These emissions are strictly regulated by the Federal Communications Commission ("FCC") and the European community. Because systems manufacturers often only discover the existence of EMI/RFI emission problems late in the product design cycle, delays in acquiring an appropriate passive component solution can result in non-compliance with FCC requirements and delayed product introductions. As products become smaller and more mobile, the difficulty in suppressing these emissions increases. The Company's EMI/RFI filters are capable of suppressing EMI/RFI noise at much higher frequencies than combinations of thick film components. The Company believes that this provides a significant advantage for state of the art digital cellular phones, high performance microcomputers and workstations as well as other portable electronic equipment. Filters in CMD's new P/Active(TM) line are effective to over 3 GHz, over 10 times the frequency at which traditional capacitors stop acting like capacitors and start looking like inductors (stop filtering).

          Improved Reliability - In addition, the Company's thin film technology is more reliable than traditional thick film technology due to greater tolerance to hostile environmental conditions and the reduction in the number of component connections. The Company's use of reliable processes common to the semiconductor industry eliminate many of the problems with solder migration, cracking and peeling, and sensitivity to environmental conditions which often accompany the use of thick film technologies. Additionally, the Company's new P/Active(TM) circuits have enhanced protection against electrostatic discharge (ESD) to minimize the possibility of damage during the manufacturing process.

          Rapid Development of Customized Solutions - Electronic system manufacturers often desire passive component solutions that uniquely optimize their system performance. Performance customization of traditional passive components, to the extent possible, can often require long lead times due to the inflexible nature of the material and process technology. The Company can often design a customized thin film product for a customer in one week and deliver prototypes within three or four weeks of design. The Company is able to offer short lead times by using the same mask and materials to meet various performance specifications and by laser trimming its thin film resistor/ resistor-capacitor networks.CMD's Goal/Strategy The Company's goal, as the leader in integrated thin film passive components, is to convert significant portions of the thick film passive market to its thin film technology. CMD's strategy for achieving this is to target specific market segments which place a high value on CMD's capabilities, develop solutions to targeted high volume applications (standard or custom), and leverage its thin film expertise to provide products with significant cost, size, performance and reliability advantages over traditional discrete passive components. The Company also intends to leverage its base of semiconductor technology in combination with the thin film technology to provide unique solutions to customer problems. Key elements of the Company's strategy include:

          Target High Volume Solutions - The Company targets manufacturers of products in growth markets such as personal computers, cellular phones, pagers, networking, wireless computer networks and high performance graphics workstations, all of which have an increasing need for higher performance passive components. The Company attempts to identify common high volume applications, or, when appropriate, designs customized solutions to meet particular customer applications.

          Commit to Technology Leadership - CMD uses its extensive thin film processing and materials expertise in combination with its semiconductor capabilities to develop and expand its product technology. The Company is increasing its investments in research and development for new process and product technology. The Company is pursuing the use of new structures in order to expand the product capabilities and serve a broader segment of the passive component markets. The Company is also using its expertise in integrating different components to develop combinations of passive components and certain active components (such as MOS and bipolar transistors and Schottky diodes), into its P/Active(TM) solutions.

          Maintain Position as Low Cost Solution Provider - CMD believes that, through the use of its thin film technology, it provides one of the lowest total cost solution for its customer's passive component needs. The Company intends to maintain this position by taking advantage of the improvements in semiconductor fabrication processes, improving manufacturing efficiencies, shrinking die sizes and improving yields, and by using standard semiconductor packages. The Company is making significant capital investments to enhance its position.

          Leverage the Capabilities of CMD's Semiconductor
Capabilities - CMD has historically had a highly underutilized semiconductor capability. Besides utilizing these capabilities to enhance the Company's P/Active(TM) solutions, the Company has begun doing foundry work (subcontract wafer manufacturing) for other semiconductor manufacturers. While this provides a lower margin than CMD's traditional products, it provides an opportunity for additional fixed cost absorption, and allows the Company to fine tune its manufacturing operations in advance of having its own new products.

Products

Thin Film Products

The Company's product offerings fall into two categories:

     IPECs(TM) the Company's traditional custom products which are cost effective for customers with unique high volume requirements or who can take advantage of CMD's capabilities to provide tight tolerances, low temperature coefficients, tight matching between components, or other special characteristics;

     CMD's new P/Active(TM) family of components which optimize high frequency performance, density, reliability, and other capabilities. These devices are Application Specific Passive Networks (ASPN(TM)) targeted to solve industry standard applications, or to complement the semiconductor offerings of the industry's leading chip suppliers.

All these devices combine the benefits of multiple thin film resistors, capacitors, diodes, etc. in single high density packages. Resistors impede the flow of electrical current and dissipate electrical energy as heat. They are used to divide, pull-up/pull-down voltage, terminate and control current and filter out noise. Capacitors store electrical charges and pass alternating current while blocking direct current. Integrated resistors-capacitors are used for a variety of purposes including filtering electromagnetic radio frequency interference, creating high-pass or low-pass filters, and terminating transmission lines. Resistor-capacitor-diode networks clamp (limit the magnitude of) voltage swings as well as filter electrical signals.

The Company offers a variety of precision and non-precision thin film resistors and capacitors as well as combinations of those elements with and without semiconductor devices. The Company has particular strength in the area of resistor-capacitor filters, one of the most rapidly growing and difficult segments of the passive component business.

The Company sells these products both as die and in standard semiconductor industry packages, primarily Surface Mount Technology
(SMT). Packaged devices represent the largest and most rapidly growing portion of the Company's business. During the last year there has been a dramatic swing towards the use of the smaller QSOP/SSOP/SOT (industry terminology) packages which optimize the Company's ability to solve customer space problems. The Company's current product line addresses a substantial portion of the resistor and resistor network market, and a small percentage of the capacitor market.

As electronic circuits increase in performance, it becomes more important that component values be more precise and vary as little as possible over a wide range of operating conditions. The Company's products are continually being optimized to maintain their fundamental characteristics and tolerances over wide ranges of frequency and temperature. Much of the Company's research and development is directed into these efforts, and CMD intends to continue to raise the technological barriers to competitors.

Semiconductor ProductsThe Company's semiconductor facilities are nominally limited to the production of CMOS or BiCMOS circuits using greater than 1.5 micron minimum feature size. This requires the Company to focus on specialized circuits, rather than competing in the mainstream semiconductor market at the leading edge of technology.

The Company's semiconductor business includes analog and mixed signal integrated circuits which combine digital and analog functions on a single chip. Product groups include data communications and interface families, and telecommunication dual tone multi-frequency receiver and transceiver (DTMF) products. These products are used in customer applications such as personal computers, answering machines, portable telephones and switching systems. During fiscal 1996 the Company has seen significant interest and business from low voltage/ low power versions of its DTMF circuits. Additionally, the Company is providing a number of custom circuits for some high volume customers.

The Company has begun to participate in the foundry business in which wafers are fabricated to customer specifications, using customer designed tooling. The Company's intent is to do foundry work to leverage the capabilities of its available capacity in Tempe, Arizona while it builds its own products and establishes relationships with key partners.

Technology

Thin Film Processes

The Company has built upon over 15 years of thin film experience with the military and aerospace market to develop its commercial technology, and the Company believes that this expertise provides it with a significant technical advantage over its competitors. "Thin film" refers to the deposition of various materials atom by atom in very thin layers on a suitable substrate. The Company is able to deposit/grow films in layers as thin as 0.01 microns, which is approximately 1,000 times thinner than typical thick film layers.Thin film processing involves the deposition of multiple thin layers of materials, one layer at a time. The number and the sequence of layers depends on the level of integration of the passive components and the type of devices being fabricated. To integrate resistors and capacitors, the process includes the deposition of a insulating layers, resistive material, capacitor dielectric material, interconnecting layers for external connection (pads), passivation layers and potentially several interface layers. CMD's new
P/Active(TM) family of resistor-capacitor devices also include the provision of semiconductor based ESD protection devices to insure greater reliability for these very high frequency devices. If diodes or transistors are added, the structure is more complex, requiring the addition of a number of metallic and dielectric thin film layers in addition to the underlying semiconductor technology. The Company uses conventional semiconductor photolithography to create the circuit patterns. However, many of the other processes are more complicated due to the thinness of layers and diversity of materials.
The Company applied for three patents on new thin film passive technologies during the last fiscal year.

Materials

The characteristics and costs of a thin film product are heavily dependent on the selection of materials. The Company believes that its materials expertise is one of its most significant technical advantages. The Company alters or combines various commercially available materials to produce a wide range of passive capabilities.

     Resistors - CMD is, to its knowledge, the only company currently producing thin film resistors with resistance ranging from 0.1 ohms to 30 giga ohms. CMD can achieve this spectrum of resistance values due to its expertise with compounds such as:
     Tantalum Nitride - which is currently used in the majority of the Company's products and offers excellent resistive properties over a very wide range of temperatures; Sichrome (Silicon-Chrome) - which is used to produce resistors with very high values up to several giga ohms; Hafnium Diboride - which is used for resistors that operate at high temperatures or where mechanical wear is of concern. The Company has unique experience in all of these materials.
     Capacitors - CMD is currently making capacitors in the range of 1 picofarad to 2,000 picofarads (0.002 microfarad) and putting multiple smaller capacitors on a chip. The Company uses silicon nitride and silicon dioxide as dielectrics. They are stable capacitor materials with consistent high breakdown voltages, good frequency characteristics, and good reliability. The Company is developing materials and techniques which will provide substantially higher levels of capacitance.

Sales and Marketing

The Company has focused its marketing efforts in the areas of personal computers and their peripherals, portable communications devices, high performance workstations, and networking systems. Additionally, the Company has focused its efforts on a list of 40 major world wide electronic system manufacturers who participate in these segments and where the Company feels it can have the most significant and immediate results.

The Company works with existing and potential new customers to identify passive and specialized semiconductor component needs which the Company's capabilities address, and seeks to have customers design its products into electronic systems. The Company facilitates these efforts by providing customized solutions to meet customer design requirements when required. The Company can often leverage its customized design, and the knowledge created during the process, to create standard products which the Company can then offer for similar application requirements in other areas.

During fiscal 1996, the Company strengthened its Applications
Marketing effort to begin understanding in detail the problems facing manufacturers in its chosen segments, so as to be able to specify, and ultimately design, ASPN's(TM) which satisfy the needs of multiple customer's. It is the Company's intent to become value-added partners with both its customers and leading edge vendors of semiconductor devices to provide the knowledge and the passive networks to complement the active devices in a system.

CMD sells its products to original equipment manufacturers (OEMs) and distributors. The Company's sales channels consist primarily of independent regional sales representatives supported by the Company's sales force, which is located in Milpitas, California and in three regional sales offices. The Company believes that independent sales representatives generally provide an effective sales force at a lower cost than a dedicated internal sales force. Independent sales representatives are generally able to leverage their sales efforts by offering multiple, although normally not competing, products from different vendors to their customers. The Company's major accounts are also supported by factory directed efforts of the sales, marketing and applications engineering staff.

The Company sells through distributors, both in the US and most specifically in the Far East and Europe, to provide sources of its products at locations close to the customers. As the Company's standard product line expands, the Company expects that an increasing percentage of its sales may be through national, international, and regional distributors.

During fiscal 1996, the Company hired a new vice president of sales as well as experienced regional sales managers for its Eastern, Central, Western, and Far East regions to manage these channels. Additionally, CMD made major changes to its list of representatives to secure firms whose customers list and general product mix is complementary to its target markets and customers. The Company has been expanding headquarters sales and marketing resources to support all its sales and distribution activities with experienced marketing engineers, applications engineers and a communications professional from the semiconductor industry. During fiscal 1996, the Company also re-organized and expanded its customer service resources to better meet the needs of its customers.

Despite the many changes at the Company, the existence of significant shareholder litigation in connection with events in 1994 continues to be an impediment for the Company in doing business with some potential customers. This will likely continue at some level until there is a resolution of these matters.

The Company's foreign product sales accounted for 31%, 33%, and 42% of net product sales for fiscal year ended March 31, 1996, the nine months ended March 31, 1995, and the fiscal year ended June 30, 1994, respectively. The Company uses independent foreign sales representatives and distributors to provide international sales support. The Company expects that international sales will continue to represent a significant portion of its sales for the foreseeable future. The Company's sales are denominated in US dollars to avoid currency risk.

Although no one customer accounted for more than 10% of product sales during the fiscal year ended March 31, 1996, a significant portion of the Company's sales are made to a relatively small number of customers and in the third and fourth quarters of fiscal 1996
Motorola accounted for more than 10% of the Company's sales. Also, a significant portion of the Company's products are sold for use in personal computer applications, and the recent slow down in the PC market has had a negative impact on the Company's business. CMD has diversified both its customer base and product mix during fiscal 1996 with a significant increase in business to the portable phone and pager markets and recent progress in the networking areas. However, it remains a goal of the Company to get more balanced penetration and become less susceptible to swings in any specific application area or with any given customer.

Most of the systems into which the Company's products are designed have short life cycles. As a result, the Company's requires a significant number of new design wins on an ongoing basis to maintain and grow revenue.

Generally, the Company's sales are not subject to long-term contracts but rather to short-term releases of customer's purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work are in the control of the customer, not the Company. Because of the short life cycles involved with its customers' products, the order pattern from individual customers can be erratic with significant accumulation and de-accumulation of inventory during phases of the life cycle. For these reasons, the Company's backlog and bookings as of any particular date may not be representative of actual sales for any succeeding period.

In addition, the Company derives some technology revenue from a joint development agreement with Hitachi Metals Ltd. (HML). During the twelve months ended March 31, 1996, this amounted to approximately $1.2 million. Revenue from sales of product to HML during fiscal 1996 was small. Sales to Hitachi Kinzoku Shoji, Ltd. a subsidiary of HML, were $0.6 million, $0.3 million and $1.6 million, in fiscal 1996, 1995 and 1994 respectively.

Manufacturing

The Company's manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for
fine tolerances.   Normal manufacturing risks include errors in
fabrication processes, defects in raw materials, as well as other factors which can affect yields. The Company currently operates wafer fabrication facilities in Milpitas, California and Tempe, Arizona. The Milpitas facility includes a 10,000 square foot clean room and primarily uses 5 inch round and 4 1/2 inch square wafers to manufacture thin film passive components. The Tempe facility, acquired from GTE in 1987, includes a 16,000 square foot clean room and is equipped for five inch wafer fabrication of both thin film and semiconductor products. The Company estimates that its wafer capacity utilization for the year ended March 31, 1996, was approximately 25% in Tempe and 40% in Milpitas. Obtaining full wafer fab capacity from both of these locations would require additional capital expenditures.

CMD manufactures its products using industry standard semiconductor wafer fabrication equipment that the Company modifies as necessary to produce thin film products. The Company has historically purchased used processing equipment at significantly lower cost than new equipment. The Company has also reduced costs by optimizing its designs, reducing the size of the individual components by circuit pattern line width reduction, and developing new device structures.

In fiscal 1996, the Company significantly strengthened its management and process technology capabilities. New general managers for both of its facilities were hired, along with strong process engineering and operations management personnel.

During fiscal 1996, and continuing in fiscal 1997, the Company has been making substantial investments in capital equipment to both upgrade its capabilities and to increase capacity in areas such as test and finish. Much of the Company's equipment is very old, resulting in higher maintenance costs, higher down-time, and in some cases the risk of the unavailability of spare parts or the expertise to maintain the equipment. Selective investments in capital equipment will enhance productivity and improve costs, as well as increasing the Company's revenue potential.

The Company anticipates converting certain of its fabrication operations from 5 inch to 6 inch wafers during the next couple of years. There is a general shortage of silicon wafers which is predicted to continue for some time. Additionally, five inch wafers are no longer considered to be economically viable for most applications and there is a risk of supply as vendors direct their resources to larger wafer sizes. Within CMD, this conversion will generally be accomplished by the conversion of existing equipment and purchase of used equipment. Current estimates for the cost of this conversion range between $7 million and $10 million. At this time, the Company has sufficient cash reserves to finance the conversion internally, but external financing is an alternative that may be considered. There is a risk of disruptions to the manufacturing processes as upgrading of facilities and equipment are implemented.

The Company uses subcontractors in Asia, primarily Thailand and the Philippines, for assembly and packaging of most of its product. Although the Company has not typically experienced any significant disruption of deliveries due to the use of foreign subcontractors, this common industry practice is subject to political and economic risks. The volatility of the semiconductor industry has occasionally resulted in shortages of subcontractor capacity and other disruptions to supply. This capacity was in short supply during much of fiscal 1996, but is presently in ample supply as a result of additional investments by vendors coupled with a slowdown in the semiconductor industry growth rate.

During fiscal 1996, CMD began testing some of its product at the site of the assembly vendors, and the proportion of the Company's product tested there will continue to increase. CMD has also begun "drop-shipping" product from these assembly vendors to customers. This has the effect of both saving freight charges and reducing the delivery cycle time. However, it increases the Company's exposure to disruptions in operations not under its direct control.

Management Information Systems

During fiscal 1996, CMD installed new management information systems for work in process tracking, order processing, and financial management. While these projects are not totally complete, and there are still improvements necessary in the systems, they will, when completed, provide both enhanced management capabilities and better customer service information. This has been a historical weakness of CMD.

Competition

Competition is based on a number of factors, including product performance and functionality, established customer relationships, price, engineering and manufacturing capabilities, product and process development and customer support. In most cases, the primary competition for the Company has come from established competitors and from pre-existing ways of solving customers' problems. Many of the Company's competitors have announced that they will soon be providing thin film products as well as their traditional thick film devices. While CMD has yet to see significant direct thin film competition, it has seen activity from some of these vendors in the last six months and must assume that they will shortly be more prominent. From information the Company has, it appears that these competitors may try to emulate CMD's product line.

The Company's primary competitors for its resistors, resistor networks and capacitors are substantially larger foreign and domestic companies such as Viceroy, KAUAI/Spear, Rohm, Panasonic, Mural, VAX/Kyocera, TDK, and IRC. Although most of them employ older technology manufacturing methods such as thick film multi-layer ceramic and wire wound technology, they have substantially greater resources than the Company and their technologies are usually the accepted standard for existing applications. They also have significantly greater sales and distribution capabilities and typically operate at lower gross margins than the Company.

The Company believes its competitive strengths include materials expertise and its product performance characteristics, its understanding of customer product requirements, high quality high technology processing and manufacturing facilities, cost efficient operations, dual manufacturing locations, experienced management and technical staff, and its strategic alliance with Hitachi Metals.

The Company believes its competitive weaknesses include its relative size compared to its competitors, its embryonic accounting, sales, and manufacturing information systems and procedures, and its limited automated design tools, all of which result in inefficiencies in the day-to-day operations of the Company. The Company has been significantly upgrading its systems and procedures, enhancing its engineering tools, and upgrading its manufacturing planning and control systems and expects to continue to expend significant management and financial resources on this effort.

Research and Development

The Company's research and development (R&D) programs consist primarily of developing new products, processes and materials in response to customer requirements. Additionally, the Company redesigns products to reduce costs and expand the capabilities and performance of its existing products. During fiscal 1996, the Company focused most of its efforts on upgrading the technology of its passive networks, resulting in the development of the new P/Active(TM) family of products. This has resulted in new devices with substantially higher frequency performance. This effort will continue in fiscal 1997 as the family of products is expanded and refined. Additional base technologies are also under development.

During fiscal 1996, much of the Company's R&D was restructured and focused to complement the overall strategies of the Company. A new
Vice President of Engineering was hired and he has begun strengthening the Company's engineering talent base and improving the infrastructure. There is significant risk that the Company may not be able to recruit the top engineering talent it requires or in the time frame needed.
For the fiscal year ended March 31, 1996, the nine months ended
March 31, 1995, and the year ended

June 30, 1994, the Company spent $3,417,000, $2,685,000, and $2,937,000, respectively, on its research and development activities.
The Company has a Joint Development Agreement (JDA) with Hitachi
Metals Ltd. (HML). Under the terms of the agreement, HML contributes a percentage of the actual expenditures for mutually agreed upon joint product development. The Company includes HML's contribution toward product development in the Statements of Operations line labeled "Technology related revenues". The Company expects this JDA to continue throughout fiscal 1997.

Employees/Personnel

As of March 31, 1996, the Company had 297 full-time and part-time employees, including employees in sales and marketing, engineering and research and development activities, manufacturing, and finance and administration. 177 of these employees were headquartered in Milpitas, California and 120 in Tempe, Arizona. CMD's success is highly dependent on its ability to hire high quality people. The Company has been able to recruit many senior managers in the last year and its future progress is tightly linked to the ability to maintain and extend this base of talent. There can be no assurance that the required people will be available when needed, particularly in the difficult recruiting environment which has been characteristic of semiconductor and related industries in recent years.

Patents and Licenses

The Company's policy is to apply for patent protection for its novel products and manufacturing processes where such protection is warranted. Process technologies are more often designated as trade secrets. With respect to mask works, the Company's policy is to selectively seek copyright protection.

The Company's ability to compete may be affected by how it protects its intellectual property. The Company believes that it is important to obtain patent protection for its patentable inventions, and to protect its trade secrets. The Company's trade secrets are protected by having its employees sign confidentiality and non-disclosure agreements as part of its employees' employment requirements. It is not the Company's intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, the Company has taken aggressive action to protect its intellectual property rights. Although the Company continues to implement protective measures and intends to defend its intellectual property rights, there can be no assurance that these measures will be successful.

The Company has three patents related to its thin film technologies.
Two patents relate to the Company's proprietary resistor, capacitor and diode technology. The other patent relates to the Company's proprietary inductor process technology. The former patents have been designated for filing in Japan and Europe pursuant to the International Patent Cooperation Treaty. The Company has also been awarded a United States patent for a BiCMOS Track and Hold Amplifier.
The Company has filed patent applications relating to specific embodiments of its proprietary resistor, capacitor, diode, inductor, process and product technologies. During fiscal 1996, the Company also filed three important new applications on its P/Active(TM) technology. The Company has obtained approval from the United States Copyright
Office to register certain of its mask works for its passive components products. It is also establishing new trademarks for its P/Active(TM) family of devices.

The Company has granted a non-exclusive license with respect to certain of its thin film passive components (including mixed active and passive components, such as resistors, capacitors, transistors, diodes, and networks of the same) process and product technology to Hitachi Metals, Ltd.

As is the case with many companies in the electronics industry, CMD has, from time to time, been notified of claims that it may be infringing certain patent rights of others. These claims have been referred to counsel, and they are in various stages of evaluation.
If it appears necessary or desirable, CMD may seek licenses for these intellectual property rights. CMD can give no assurances that licenses will be available, that the terms will be acceptable, or that the disputes can be reconciled without litigation in all cases.

Environmental Issues

The Company is subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals during its manufacturing processes. The Company believes that it is in compliance with all such environmental regulations. Industrial waste generated at the Company's facilities is either processed prior to discharge or stored in barrels with double containment methods until removed by an independent contractor. The Company has obtained all necessary permits for such discharges and storage.

The Company believes that it is in compliance with applicable environmental health and safety regulations.

ITEM 2.     PROPERTIES.

The Company currently leases approximately 40,000 square feet of office, development and manufacturing space including a 10,000 square foot clean room in Milpitas, California, as well as approximately 24,000 square feet of space in Tempe, Arizona which house test facilities and warehouse space. The Company's existing lease on its Milpitas facility, pursuant to an agreement that expires on June 30, 2002, provides for a current monthly rent of $29,000 plus operating expenses. This will be increased 3% annually. See Note 13 of Notes to Financial Statements. Monthly rent on the leased Tempe facilities is $10,688 plus operating expenses, pursuant to an agreement that expires in March 2001 with a five year renewal option.

The Company also owns 5 acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room, wafer fabrication, manufacturing, and engineering design center.


ITEM 3.     LEGAL PROCEEDINGS.

In October 1994, the Company's Board of Directors appointed a Special Committee of independent directors to conduct an investigation into possible revenue recognition and other accounting irregularities.
The ensuing investigation resulted in the termination of the Company's former Chairman and CEO, Chan M. Desaigoudar, and several other key management employees.

In January 1995, the Company reported that an investigation conducted by the Special Committee of the Board of Directors and Ernst & Young LLP had found widespread accounting and other irregularities in the Company's financial results for the fiscal year ended June 30, 1994. On February 6, 1995, the Company filed a Report on Form 10-K/A restating its results for the fiscal year ended June 30, 1994. Upon restatement, the Company reported a net loss of $15.2 million, or a loss of $1.88 per share, on total revenues of $30.1 million. The Company previously had reported earnings of $5.1 million, or $0.62 per share, on revenues of $45.3 million. The accounting irregularities and related matters are the subject of pending securities class actions against the Company, as well as pending investigations into possible violations of the federal securities laws by the Securities and Exchange Commission ("SEC") and the Justice Department.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California. Other defendants named in the class actions include certain of the Company's current and former officers and Coopers & Lybrand L.L.P., the Company's former outside auditor. The class actions purport to be brought on behalf of classes of shareholders of the Company's Common Stock over varying periods of time ranging from September 7, 1993 to January 9, 1995. The gravamen of the allegations against the Company in the class actions is that it violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 by disseminating false and misleading financial statements and reports for the fiscal year ended June 30, 1993 and June 30, 1994. The complaints seek unspecified compensatory damages and attorneys' fees, as well as other relief.

On or about February 23, 1995, the Company entered into a proposed settlement of the class actions, pursuant to which claims against the Company would have been released by shareholders who purchased Company common stock between September 7, 1993 through January 9, 1995, in exchange for the Company paying the class $1.0 million and the issuance to the class of one million five hundred thousand shares (1,500,000), as well as certain non-monetary consideration. The issued shares were to be accompanied by a Contingent Value Right
(CVR), which is personal to the class member, and not transferable, and which entitled the holder thereof to receive the difference, if any, between eight dollars ($8.00) per share and the highest average trading price of the Company's Common Stock over any consecutive twenty trading day period during the three and one half years following issuance of the shares, if such price is lower than $8.00. The total cost of the proposed settlement was $13.0 million, which has been expensed in the fiscal year ended March 31, 1995, financial statements. Both the shares and the cash were placed in, and remain in, trust accounts pending final settlement of the lawsuits. The 1.5 million shares are included in shares outstanding and in the computation of earnings per share.

On August 4, 1995, Judge Vaughn Walker of the U. S. District Court for Northern California, issued an order regarding the securities class action lawsuits filed against the Company. Judge Walker, in ruling on the bids by two law firms to represent the proposed class action of shareholders, rejected one bid and required the other law firm to undertake an evaluation of class members' affirmative support of the terms of the previously announced proposed settlement and that firm's attorney fee proposal. Judge Walker's order stated that if the terms of the proposed settlement were not affirmatively supported by a significant portion of the prospective class, the Court would disapprove the proposed class settlement, and would solicit bids from other law firms who sought to represent the prospective class. The order further stated that if no other law firms bid for the right to represent the prospective class, the Court would deny certification of the class.

Pursuant to the Court's order of August 4, 1995, counsel for the class surveyed selected institutional and large individual class members in an effort to determine whether the purposed settlement with the Company was affirmatively supported. Class members who responded to the survey generally expressed support for the settlement. On October 12, 1995, the Colorado Public Employees Retirement Association (COLPERA), a class member, filed an application for leave to appear in the action for the limited purpose of participating in the settlement discussions and determination whether the proposed settlement may be improved.

On February 2, 1996, Judge Walker denied the motion for preliminary approval of the proposed settlement; denied the request of the law firm of Lieff, Cabraser, Heimann & Bernstein to be appointed class counsel; and certified the COLPERA as class representative. The firm of Hogan & Hartson has appeared as counsel for the class representative.

On April 10, 1996, the Company cross-complained against its former auditors, Coopers & Lybrand L.L.P. for professional negligence and contribution under the securities laws. Coopers has indicated that they intend to cross-complain against the Company; however no such pleading has been received.

On May 2, 1996, a Case Management Conference was held before Judge Walker. The Court ordered this matter to Judge Lynch for settlement conferences, the first of which is now scheduled for June 5, 1996. At the Case Management Conference Judge Walker also set dates for responsive pleadings to be filed and for preliminary briefing on a motion for class certification.

On May 21, 1996, the Court issued a temporary restraining order prohibiting any transfer or sale by Chan Desaigoudar (the Company's former CEO and Chairman of the Board) of his CMD stock. The Court also stated that it would impose a preliminary injunction on May 28, 1996, sequestering Desaigoudar's CMD stock if counsel for the class and Desaigoudar failed to agree on a sequestration order. On May 29, 1996, such preliminary injunction order was entered.

In light of the recent decision by Judge Walker described above, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements. However, based on information currently available to it the Company believes that any settlement of this matter will involve terms that are no less favorable to the Company than those previously proposed and accepted by the former Class counsel.

A putative derivative action was filed against the Company and certain former and present officers and directors on May 25, 1995, in Santa Clara County Superior Court. An amended complaint was filed that named no current members of the Company's Board of Directors, and named as a Company employee only the Company's General Counsel. The Court has stayed this matter for one year, until January 3, 1997.

The Company has fully cooperated with the pending investigations by the Justice Department and the SEC. The Justice Department has advised the Company it is not currently a target of the investigation. The SEC has taken the position that it is premature, at this stage in its investigation, to discuss the resolution of the investigation of the Company.

The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

The Company believes that, with regard to these matters, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition; provided, however, that if either the Court or the shareholders reject the proposed settlement mentioned above, the ultimate resolution of that litigation may have an adverse effect on the Company's financial condition.

See Note 17 of Notes to Financial Statements.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                        PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED SHAREHOLDER MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CAMD". However, from January 26, 1995 to July 6, 1995, the Company's stock was de-listed from the Market due to the Company's delinquency with respect to two SEC filings, and its inability to meet certain other filing requirements. During the period of its delisting, the stock continued to trade on the Instanet Electronic Trading System and quotations continued to be available through the National Quotations Bureau and the Nasdaq Electronic Bulletin Board.

Closing prices by quarter for fiscal 1996 and 1995 are as follows:

                              Common Stock

Fiscal 1996     Q1           Q2           Q3           Q4
- - -----------     --           --           --           --
High            $6 7/8       $9 7/8       $11          $10
Low             $4 1/4       $5 7/8       $7 1/2       $7 3/8

Fiscal 1995     Q1           Q2           Q3           Q4
- - -----------     --           --           --           --
High            $22 5/8      $13 7/8      $5 1/2       n/a
Low             $11 1/2      $ 4 5/8      $3 1/4       n/a

Due to a change in the fiscal end in 1995 there was no fourth quarter.Certain debt covenants may restrict the payment of dividends. No dividends were paid in fiscal 1996, 1995 or 1994. The Company expects to continue that policy in the foreseeable future. There were approximately 4,400
Common Shareholders of record as of March 31, 1996.

ITEM 6.     SELECTED FINANCIAL DATA.

The selected financial data (in thousands except per common share information) set forth below with respect to operating and balance sheet data are derived from the financial statements of the Company.


                       Twelve Months  Nine Months
                           Ended         Ended      Years Ended June 30,
                         March 31,      March 31,      (unaudited)
                           1996           1995      1994    1993     1992
                        ----------     ---------- -------  ------   ------
Total revenues          $39,882        $23,703    $30,073  $33,007  $22,807

Income (loss) before
  income taxes*           5,119        (22,617)   (16,634)   3,424      137

Net income (loss)         5,119        (23,502)   (15,227)   2,078       75

Net income (loss)  per
  common share             0.48          (2.75)     (1.88)    0.35     0.02

Total assets             44,928         40,688     52,097   42,158   36,126

Long-term obligations   $ 7,896       $  9,337    $11,762  $12,771  $10,468


The 1994 financial statements were restated in February 1995 as a result of the findings discussed in Note 17 of Notes to Financial Statements. The impact of the restatement was to change net income for 1994 from $5,059,000 or $0.62 per share to a net loss of ($15,227,000) or ($1.88) per share.
The restatement resulted in a decrease of $20,286,000 in retained earnings at June 30, 1994, from $9,581,000 to an accumulated deficit of ($10,705,000).

The Company's former independent accountants, Coopers & Lybrand L.L.P., resigned as the Company's auditors in January 1995, and were replaced by Ernst & Young LLP. Coopers & Lybrand L.L.P. reports were withdrawn; as a result, the Company's statements of operations, shareholders' equity, and cash flows for the years ended June 30, 1994, 1993, and 1992 are unaudited. These statements include all adjustments which the Company believes necessary for a fair presentation.

*And cumulative effect of change in accounting.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

Due to the change in the Company's fiscal year in 1995 to March 31 from June 30, and the resulting nine month fiscal year ended March 31, 1995, management believes that comparison of absolute dollar amounts from year to year is of limited usefulness. Accordingly, the following discussion will compare dollar amounts, quarterly averages, and percentages, as appropriate, to facilitate meaningful comparisons. In the following discussion fiscal 1996 refers to the twelve months ended March 31, 1996, fiscal 1995 refers to the nine months ended March 31, 1995 and fiscal 1994 refers to the twelve months ended June 30, 1994.

RESULTS OF OPERATIONS

Net income for fiscal 1996 was $5.1 million compared with net losses of $23.5 million for fiscal 1995, and $15.2 for fiscal 1994. Results for fiscal 1995 were adversely impacted by recognition of the anticipated cost of settling certain class action lawsuits, re-negotiating certain contractual arrangements, and expenses related to investigation, litigation and other matters pertaining to previously announced financial irregularities. See Note 4 and Note 17 of Notes to Financial Statements. Results in fiscal 1994 were adversely impacted by write-downs of receivables and inventories which resulted from the investigation of those financial irregularities.

Product sales for fiscal 1996 averaged $9.7 million per quarter compared to $7.4 million per quarter for fiscal 1995 and $5.6 million for fiscal 1994. The 30% increase in average quarterly product sales in fiscal 1996 relates primarily to a 50% increase in sales of thin film products and 6% increase in semiconductor products. The 32% increase in average quarterly product sales in fiscal 1995 compared to fiscal 1994 relates primarily to increased sales of the Company's thin film products.

Sales of thin film products, on an average quarterly basis, increased 55% in fiscal 1995 compared to fiscal 1994, and sales of semiconductor products increased 13%. Thin film products represented 64%, 55% and 47% of product revenues in fiscal 1996, 1995 and 1994, respectively.

Technology related sales were $1.2 million in fiscal 1996, compared with $1.4 million in fiscal 1995 and $7.7 million in fiscal 1994. In 1996 and 1995 technology sales consisted of payments by Hitachi Metals Ltd. (HML) related to ongoing joint product development projects. Fiscal 1994 revenue represents a one-time sale of rights to previously developed technology in connection with the initial alliance with HML.

Cost of sales were 58%, 79%, and 143% of product sales for fiscal 1996, 1995, and 1994, respectively. Cost of sales percentage fluctuations over this period reflect efficiencies from increased sales volume, and an increased mix of higher margin thin film sales, primarily in the U.S., in fiscal 1996, compared to a higher mix of lower margin foreign distributor sales in fiscal 1995 and a $10.2 million charge for obsolete and slow moving inventory and a $1.7 million charge for warranty expense in fiscal 1994.

Research and development expense averaged $854,000 per quarter in fiscal 1996 compared with $895,000 and $734,000 per quarter in fiscal 1995 and fiscal 1994, respectively. The decrease in research and development spending rate in fiscal 1996 compared with fiscal 1995 primarily reflects decreases in joint development projects with Hitachi Metals, Ltd. The increase in fiscal 1995 compared to fiscal 1994 primarily reflects the increase in such joint development projects.

Selling, marketing, and administrative expenses in fiscal 1996 were $10.6 million compared to $9.8 million for fiscal 1995. Fiscal 1996 expenses included $1.1 million of unusual legal costs associated primarily with shareholder litigation. See Note 17 of Notes to Financial Statements. Fiscal 1995 was impacted by $3.6 million of unusual legal, audit, consulting and other costs in connection with shareholder litigation and an ongoing investigation of previously announced accounting irregularities and other matters, and $1.2 million in accounts receivable write downs and reserves. Selling, marketing and administrative expenses were $10.5 million in fiscal 1994 and included a $3.0 million write off of machinery and equipment associated with an abandoned thin film head development project and a $2.1 million increase in bad debt expenses.

In fiscal 1995, the Company expensed $16.3 million of costs associated with the tentative settlement of shareholder class action suits, re-negotiation of its relationship with Hitachi Metals Ltd., and other costs associated with ongoing investigation and litigation related to alleged violations of securities laws and other matters. See Note 4 and Note 17 of Notes to Financial Statements.

Interest expense, on an average quarterly basis was $275,000, $311,000, and $363,000 in fiscal 1996, 1995, and 1994 respectively. The decline in interest expense relates primarily to the expiration of equipment leases.

Interest and other income increased to $2.8 million in fiscal 1996 compared to $1.1 million in fiscal 1995 primarily due to the sale of the Company's interest in Cell Access for a gain of $1.6 million in fiscal 1996. In fiscal 1995, interest income and other was $1.1 million compared to $0.1 million in fiscal 1994 due to increased interest income from higher cash and investments and a litigation settlement in fiscal 1995 of $0.2 million.

Income tax expense of $50,000 in fiscal 1995 is made up of foreign royalty taxes for which the Company does not have offsetting U.S. income. The Company's effective tax rate was nil in both fiscal 1996 and 1995 and a benefit of 8% in fiscal 1994. In fiscal 1995, the Company had no available tax loss carrybacks; the Company utilized all available tax loss carrybacks in fiscal 1994. At March 31, 1996, the Company had Federal and State tax loss carryforwards of approximately $9 million and $11 million, respectively.. See Note 14 of Notes to Financial
Statements.

The cumulative effect of change in accounting principle on the nine months ended March 31, 1995, was $835,000. See Note 3 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents and short-term securities were $22.1 million at March 31, 1996, compared to $19.0 million at March 31, 1995. Significant cash inflows in fiscal 1996 included $3.5 million in income tax refunds, $1.6 million from the sale of the Company's interest in Cell Access and $1.4 million from the sale of the Company's interest in a joint venture with Hitachi Metals, Ltd. Significant cash outflows in fiscal 1996 included capital expenditures of $4.4 million and equipment lease buy-outs of $0.9 million. Significant cash outflows in fiscal 1995 included $2.5 million in refundable income taxes, a $2.5 million investment in a joint venture with Hitachi Metals Ltd., a $1.0 million deposit towards an anticipated settlement of certain class actions lawsuits, capital lease buy-outs of $1.0 million and cash expenditures of approximately $2.0 million related to unusual legal, audit, and consulting costs associated with ongoing investigation and litigation related primarily to the class action lawsuits, alleged violations of securities laws and related matters. Operating losses were partially offset by reductions in inventory and receivables.

Cash provided from fiscal 1996 operating activities was $9.6 million compared with cash used of $8.4 million for fiscal 1995, and cash provided of $3.6 million in fiscal 1994. In fiscal 1996 operating activities reflected net income of $5.1 million, compared with net losses of $23.5 million and $15.2 million in fiscal 1995 and 1994, respectively. The net loss for fiscal 1995 includes a $12.5 million non-cash charge for the issuance of Common Stock related to settlements with shareholders. Fiscal 1996 inventories increased $2.2 million, or 46% on a fourth quarter sales increase of 46% over the year-ago quarter. In addition to increased sales volume, the increase in inventories at March 31, 1996, reflects a higher mix of higher cost packaged product versus product in die form. Inventory turns were 3.7 at the end of fiscal 1996 compared to 4.3 turns at the end of fiscal 1995. Inventories decreased $7.8 million in fiscal 1994 due to write-offs of obsolete and slow moving inventory. Receivables increased 40% in fiscal 1996 on a quarter sales increase of 46% over the year-ago quarter. Days sales outstanding were 47 days at the end of fiscal 1996 compared to 50 days at the end of fiscal 1995. Receivables decreased $3.1 million from June 30, 1994 to March 31,1995, due to the conversion of certain foreign distributors from open account terms to letter of credit terms and additional reserves established for past due accounts. Receivables decreased $6.0 million in fiscal 1994 reflecting reduced sales volume and bad debt write-offs. Refundable income taxes and other assets decreased $4.9 million from March 31, 1995 to March 31, 1996 and increased $4.5 million from June 30, 1994 to March 31, 1995 due primarily to the collection in fiscal 1996 of refundable income taxes and income tax carrybacks and a $1.4 million receivable from HML, which were recognized in fiscal 1995.

The Company's capital expenditures for fiscal 1996 were $4.4 million, including equipment lease buy-outs of $0.9 million. In fiscal 1995, capital expenses were $0.6 million, including capital leasing activities of $0.3 million. This is compared to fiscal 1994 capital expenditures of $3.4 million, including capital leasing expenditures of $1.4 million.

During both fiscal 1996 and fiscal 1995 the Company made long-term debt payments of $0.5 million and capital lease payments of $2.1 million. Fiscal 1994 financing activities provided proceeds of $26.6 million from issuance of Common Stock, $1.4 million from sale and leaseback transactions, and $1.1 million from long-term debt. During 1994, $2.3 million was used to pay off the line of credit, long-term debt payments were $.4 million and capital lease payments were $1.7 million.

The Company has a $3.0 million line of credit agreement that expires on July 31, 1996. Under the terms of the line of credit, the Company can borrow up to $3,000,000, at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings at March 31, 1996 and March 31, 1995 and there were no borrowings during either fiscal 1996 or 1995.

The Company is in compliance with its financial covenants.

The Company expects to fund its future liquidity needs through its existing cash balances, cash flows from operations, bank borrowings under its line of credit, and equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, the Company may pursue other sources of liquidity. Due to the inability to obtain audited financial statements for the year ended June 30, 1994, the Company may be precluded from raising funds via a public offering under the Securities Act of 1933 until after the audit of its fiscal 1997 financial statements. See Note 2 of Notes to Financial Statements.

The Company believes that it has sufficient financial resources to fund its operations for at least the next twelve months.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements and Schedules                     Page Number

Financial Statements:

Report of Ernst & Young LLP, Independent Auditors	                  22

Balance Sheets                                                      23
     March 31, 1996 and March 31, 1995

Statements of Operations                                            24
     Year ended March 31, 1996, nine months ended March 31, 1995, and year ended June 30, 1994

Statements of Shareholders' Equity                                  25
     Year ended March 31, 1996, nine months ended March 31, 1995, and year ended June 30, 1994

Statements of Cash Flows                                            26
     Year ended March 31, 1996, nine months ended March 31, 1995, and year ended June 30, 1994

Notes to Financial Statements                                       27


Financial Statement Schedule:

Schedule 2   Valuation and Qualifying Accounts                      47

                 REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
California Micro Devices Corporation

We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for the year ended March 31, 1996 and nine months ended March 31, 1995. Our audits also included the financial statement schedule for the year ended March 31, 1996, and nine months ended March 31, 1995 listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended March 31, 1996 and nine months ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended March 31, 1996, and the nine months ended March 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                         ERNST & YOUNG LLP

San Jose, California
May 7, 1996

                     CALIFORNIA MICRO DEVICES CORPORATION
                               BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)
                                                     March 31,      March 31,
                                                       1996           1995
                                                     ---------      ---------
ASSETS:
Current assets:
  Cash and cash equivalents                          $  1,512      $ 10,556
  Short-term investments                               20,638         8,404
  Accounts receivable, less allowance for doubtful
     accounts of $960 in 1996 and $832 in 1995          4,500         3,203
  Inventories                                           6,940         4,747
  Refundable income taxes and other assets                585         5,445
                                                      --------       -------
     Total current assets                              34,175        32,355

  Property and equipment, net                           9,314         6,665
  Restricted cash                                         905           989
  Other long-term assets                                  534           679
                                                      --------      --------
      Total assets                                    $44,928        $40,688
                                                      =======        =======
LIABILITIS AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                  $  2,832      $  2,725
  Accrued salaries and benefits                        1,250           560
  Other accrued liabilities                            4,279         3,748
  Deferred margin on shipments to distributors         1,039         1,157
  Current maturities of long-term debt and capital
    lease obligations                                  1,282         2,516
                                                     -------      --------
                                                      10,682        10,706

  Long-term debt, less current maturities              7,490         7,923
  Capital lease obligations less current maturities      299         1,278
  Deferred income                                        107           136
                                                     --------      --------

      Total liabilities                               18,578        20,043
Shareholders' equity:
  Preferred stock - no par value;shares authorized
    10,000,000;none issued and outstanding                 -             -
  Common stock - no par value; shares authorized
    25,000,000; shares issued and outstanding
    10,306,088  in 1996 and 10,181,404 in 1995        55,442        54,947

Retained earnings (deficit)                          (29,092)      (34,302)
                                                     --------      --------
                                                      26,350        20,645
                                                     --------       -------
Total liabilities and shareholders' equity           $44,928        $40,688
                                                     ========       ========

The accompanying notes are an integral part of these financial statements.

                         CALIFORNIA MICRO DEVICES CORPORATION
                              STATEMENTS OF OPERATIONS
                    (Amounts in Thousands, Except Per Share Data)
                                   Twelve Months  Nine Months   Twelve Months
                                       Ended          Ended           Ended
                                      March 31,      March 31,       June 30,
                                        1996           1995            1994
                                    ------------   -----------   ------------
                                                                  (unaudited)
Revenues:
  Net product sales                 $ 38,642       $ 22,335        $ 22,353
  Technology related revenues          1,240          1,368           7,720
                                    --------        -------        --------
    Total revenues                    39,882         23,703          30,073

Cost and expenses:
  Cost of sales                      22,430         17,673          31,919
  Research and development            3,417          2,685           2,937
  Selling, marketing and
    administrative                   10,573          9,763          10,469
                                   --------        -------         --------
    Total costs and expenses         36,420         30,121          45,325
                                   --------        -------         --------
Operating income (loss)               3,462         (6,418)        (15,252)

Settlement of shareholder dispute
 and related matters                      -         16,336               -
Interest expense                      1,100            932            1,452
Interest income and other, net       (2,757)        (1,069)             (70)
                                    -------        --------         --------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting                       5,119        (22,617)         (16,634)
Income taxes (benefit)                    -             50           (1,407)
                                   --------        --------         --------
Income (loss) before cumulative
  effect of change in accounting      5,119        (22,667)         (15,227)
Cumulative effect of change in
  accounting, net of tax                  -            835                -
                                  --------         --------          --------
Net income (loss)                 $  5,119         $(23,502)        $(15,227)
                                  ========         ========         ========
Earnings per share:
  Income (loss) before
    cumulative effect of
    change in accounting          $   0.48         $  (2.65)        $  (1.88)
  Cumulative effect of
    change in  accounting                -            (0.10)               -
                                  --------          --------          -------
Net income (loss) per share       $   0.48         $  (2.75)        $  (1.88)
                                  ========         ========         ========
Weighted average common
 shares and share equivalents
 outstanding                       10,645             8,554            8,103
                                 ========          ========          ========

The accompanying notes are an integral part of these financial statements.

                   CALIFORNIA MICRO DEVICES CORPORATION
                     STATEMENTS OF SHAREHOLDERS' EQUITY
                (Amounts in Thousands Except per Share Data)

                                         Common Stock
                                          ------------      Retained
                                      Number of              Earnings
                                       Shares     Amount    (Deficit)   Total
Balance, June 30, 1993 (unaudited)   6,063,725   $15,559   $  4,522   $20,081

  Exercise of warrants (unaudited)   1,378,000    10,414          -    10,414
  Sale of Common Stock (unaudited)     880,000    15,400          -    15,400
  Exercise of stock options
                       (unaudited)     204,486       737          -       737
 401(k) employer match (unaudited)       4,046        62          -        62
Net (loss) (unaudited)                       -         -    (15,227)  (15,227)
                                      ---------  ---------  --------  ---------
Balance, June 30, 1994               8,530,257    42,172    (10,705)   31,467

  Exercise of stock options             15,817        89          -        89
  401(k) employer match                 35,330       186          -       186
  Settlement with HML                  100,000       500          -       500
  Proposedd Settlement with
    Shareholders                     1,500,000    12,000          -    12,000
  Unrealized  (loss) on available-
    for-sale investments, net               -          -        (95)      (95)
  Net (loss)                                -          -    (23,502)  (23,502)
                                   ----------    -------    --------   ------
Balance, March 31, 1995            10,181,404     54,947    (34,302)   20,645

  Exercise of stock options           124,684        495          -       495
  Unrealized gain on available-
    for-sale investments, net             -            -         91        91
  Net income                              -            -      5,119     5,119
                                   ----------    -------    -------   -------
Balance, March 31, 1996            10,306,088     55,442    (29,092)   26,350
                                   ==========    =======    =======   =======

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                             STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                          Twelve       Nine       Twelve
                                          Months      Months      Months
                                           Ended       Ended       Ended
                                          March 31,   March 31,   June 30,
                                            1996         1995       1994
                                          --------    --------    -------
                                                                 (unaudited)
Cash flows from operating activities:
 Net income /(loss)                     $  5,119      $(23,502)  $(15,227)
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization           1,763         1,362      2,112
   Issuance of Common Stock - settlements      -        12,500          -
   Issuance of Common Stock - 401(k) match     -           186         62
   Net (increase)/decrease in inventories (2,193)          430      7,801
   Net (increase)/decrease in accounts
    receivable                            (1,297)        3,105      6,033
   Net (increase)/decrease in
    refundable income taxes and other      4,860        (4,482)        19
   Net increase in trade accounts payable
    and other current liabilities          1,299           638       (316)
   Net decrease in other long-term assets    145           158        102
   Increase/(decrease) deferred margin on
    distributor sales                       (118)         1,157         -
   Fixed asset write-off and other, net        -              -     3,000
                                         -------        -------   -------
  Net cash provided by (used in)
    operating activities                      9,578         (8,448)    3,586
                                            -------        -------   -------
Cash used in investing activities:
  Securities purchases                      (25,833)        (14,297)  (3,000)
  Securities sales                           13,690           8,798        -
  Capital expenditures                       (4,412)           (325)  (2,037)
  Net change in restricted cash                  84             226        2
                                            -------        -------   -------
Net cash used in investing activities       (16,471)         (5,598)  (5,035)
                                             -------        -------   -------
Cash flows from financing activities:
  Payment of line of credit                       -               -   (2,254)
  Repayments of capital lease obligations    (2,107)         (2,182)  (1,667)
  Repayments of debt                           (539)           (393)    (375)
  Proceeds from issuance of long-term debt        -               -    1,102
  Proceeds from sale/leaseback                    -               -    1,383
  Proceeds from issuance of common stock        495              89   26,614
                                             -------        -------   -------
Net cash provided by (used in)
  financing activities                       (2,151)         (2,486)  24,803
                                             -------        -------   -------
Net increase/(decrease) in cash
  and cash equivalents                       (9,044)        (16,532)  23,354
Cash and cash equivalents at beginning
  of period                                  10,556          27,088    3,734
                                            -------        -------   -------
Cash and cash equivalents at end of period $  1,512         $10,556  $27,088
                                           ========         =======  =======
Supplemental disclosures of cash flow information:
    Interest paid                             1,068       $   1,194  $ 1,411
    Income taxes paid (refund)           $   (3,757)      $   2,730  $    55
Supplemental disclosures of non-cash investing and
  financing activities:
    Capital expenditures financed through
      capital lease obligations                   -       $     301  $  1,461

The accompanying notes are an integral part of these financial statements.

                          CALIFORNIA MICRO DEVICES CORPORATION
                              NOTES TO FINANCIAL STATEMENTS
               (Amounts related to the Operating Statements for the year
                          ended June 30, 1994 are unaudited)

1.	THE COMPANY

The Company designs, develops, manufactures and markets a line of specialty and precision passive electronic components to Original Equipment Manufacturers and distributors who need higher performance, higher density, lower cost and unique functionality. The Company uses its silicon-based thin film materials and process technology to integrate multiple passive elements onto a single integrated circuit.

The Company also designs, manufactures and sells certain semiconductor products, primarily analog and mixed signal products for the telecommunications industry. These sales are a significant portion of the Company's business.

The Company's products are marketed primarily to customers in the computer and computer peripherals, wireless communications, networking, and medical industries.


2.	RESTATEMENT

The 1994 financial statements were restated in February 1995 as a result of the findings discussed in Note 17 of Notes to Financial Statements. The impact of the restatement was to change net income for 1994 from $5,059,000 or $0.62 per share to a net loss of ($15,227,000) or ($1.88) per share. The restatement resulted in a decrease of $20,286,000 in retained earnings at June 30, 1994, from $9,581,000 to an accumulated deficit of ($10,705,000).

The Company's former independent accountants, Coopers & Lybrand L.L.P., resigned as the Company's auditors in January 1995, and were replaced by Ernst & Young LLP. Coopers & Lybrand L.L.P. reports were withdrawn; as a result, the Company's Statements Of Operations, Shareholders' Equity, and Cash Flows for the year ended June 30, 1994 are unaudited. These statements include all adjustments which the Company believes necessary for a fair presentation.


3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company changed its fiscal year in 1995 to March 31 from June 30, resulting in a nine month fiscal year ended March 31, 1995. In the following presentation, fiscal 1996 refers to the twelve months ended March 31, 1996, fiscal 1995 refers to the nine months ended March 31, 1995, and fiscal 1994 refers to the twelve months ended June 30, 1994.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of corporate bonds, commercial paper, and money market funds.

Short-term Investments

In 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption had no material effect on the Company's financial statements.

The Company invests its excess cash in high quality instruments. All of the Company's marketable investments are classified as available-for-sale and the Company views its available-for-sale portfolio as available for use in its current operations Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more past the current balance sheet date.

Available-for-sale securities are stated at fair market value, with unrealized gains and losses, net of tax, reported as a component of shareholder's equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in interest income and other (net).

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the shorter of the estimated useful lives of the assets, or the remaining lease term. Estimated useful lives of assets are as follows:

          Building                              40 years
          Machinery and equipment            3 - 7 years
          Leasehold improvements	                 4 years
          Furniture and fixtures	                 7 years

In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS 121 is effective for fiscal beginning after December 15, 1995. Adoption of SFAS 121 is not expected to have a material impact on the Company's financial position or results of operations.

Revenue Recognition

Revenue from product sales to end user customers is recognized upon shipment. Revenue under license and technology agreements is recognized as technology related sales upon completion of the appropriate terms of the agreement. Revenue under product development and engineering design agreements is recognized as technology related sales using the percentage-of-completion method. This revenue is measured by engineering estimates of work performed compared with total estimated requirements specified for particular projects.

Effective July 1, 1994, the Company changed its accounting method to recognize revenue on shipments to distributors only upon the final sales by the distributor to OEMs or other end users. Previously, the Company recognized revenue at the time of shipment to the distributor. Distributor agreements allow the distributors certain rights of return and price protection on unsold merchandise. As a result, the Company believes that deferral of distributor sales and related gross margins until the merchandise is resold by the distributors results in a more meaningful measurement of operations and is a preferable method of accounting for such shipments.

The impact of the accounting change on retained earnings at June 30, 1994, would have been a reduction of approximately $835,000. This amount was expensed as of July 1, 1994. Proforma data giving effect to the change in accounting has not been presented for periods prior to June 30, 1994, as that information cannot be calculated.

Common Stock

In May 1995, the Company issued 1,600,000 shares of Common Stock in connection with the anticipated settlements of shareholder class action suits and renegotiation of its relationship with Hitachi Metals, Ltd. The shares, of which 1,500,000 are being held in trust, have been included in the accompanying financial statements as though they were outstanding as of March 31, 1995. These shares have been included in the computation of weighted average common and common equivalents outstanding beginning with their issuance in May 1995. See Note 4 and Note 17 to Notes to Financial Statements.

Net Income (Loss) Per Share

Net income per share for each period is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the periods. Net loss per share is computed using the weighted average number of common shares outstanding during the periods.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform with current year presentation.

4.	HITACHI METALS, LTD.

On March 15, 1994, Hitachi Metals, Ltd. ("HML") and the Company entered into Strategic Alliance and License and Technical Assistance Agreements to expand the market for the Company's thin film products. As part of this alliance, HML purchased 880,000 shares of the Company's Common Stock, under a Stock Purchase Agreement, and a non-exclusive license to certain technology, under a License and Technical Assistance Agreement. The Common Stock was valued at $17.50 per share, totaling $15.4 million, and the technology sale was valued at $7.7 million, for a total of $23.1 million.

During August 1994, as a continuation of its strategic alliance, HML and the Company entered into a Joint Development Agreement. Under the terms of the agreement, HML will contribute a percentage of expenditures for product development. During 1995 the Company received advances totaling $2.6 million for product development. At March 31, 1996, and March 31, 1995, $0.3 million and $1.2 million, respectively, remained as a current liability to be offset by future development work. In October 1994, HML and the Company formed a joint venture in the Philippines to which the Company contributed $2.5 million.

In May 1995, HML and the Company concluded negotiations to amend the terms of its contractual arrangements with HML. The new agreement provides for the issuance of 100,000 shares of additional stock (valued at $5.00 per share) and the payment of $50,000 in cash to HML. The License and Technical Assistance Agreement was adjusted by the forgiveness of a $500,000 receivable from HML, and by a commitment by CMD to provide a certain amount of training, tooling, and promotional materials at CMD's expense. In addition, HML acquired the Company's interest in the Philippine joint venture at a purchase price of $1.4 million. This amount, representing a receivable from HML, is included in "Other current assets" on the March 31, 1995 Balance Sheet. The aggregate cost of these contractual amendments, approximately $2.4 million, is included in "Settlement of shareholder dispute and related matters" on the March 31, 1995, Statement of Operations.

Sales to Hitachi Kinzoku Shoji, Ltd. a subsidiary of HML, were $0.6 million, $0.3 million and $1.6 million in fiscal 1996, 1995 and 1994, respectively. Receivables from HML at March 31, 1996 and 1995 were $366,000 and $23,000, respectively.

5.	CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities, (amounts in thousands):


                                                     March 31,    March 31,
                                                       1996          1995
                                                     ---------    ---------
Cash                                                 $       -    $     249
Cash equivalents:
  Money market funds                                       751        1,853
  Commercial paper and repurchase agreements               761        5,454
  Corporate bonds                                           -         3,000
                                                     ---------     --------
    Total cash equivalents                               1,512       10,307
                                                     ---------     --------
Total cash and cash equivalents                      $   1,512     $ 10,556
                                                     =========     ========
Short-term investments:
  Auction rate preferred funds floating rate notes   $   7,900   $   5,300
  U. S. Treasuries & U.S. Government agencies           11,721           -
  Corporate bonds                                        1,017       2,000
  Municipal bonds                                            -       1,104
                                                     ---------    --------
Total short-term investments                         $  20,638    $  8,404


The following is a summary of available-for-sale securities at March 31, 1996
 (amounts in thousands):


                                         Available-for-Sale Securities
                               							    Gross        Gross     Estimated
                                       Unrealized   Unrealized     Fair
                               Cost       Gains       Losses      Value
                             -------    -------      --------    -------
Commercial paper and
  repurchase agreements     $   761    $     -      $      -    $   761
U.S. Treasuries &
  U.S. government agencies    11,714         45           (38)   11,721
Corporate bonds                1,028          -           (11)    1,017
                            --------   --------     ---------   -------
Total debt securities         13,503         45           (49)   13,499

Auction rate preferred funds
  and floating rate notes     7,900          -             -      7,900
                            -------    --------     ---------   -------
Total                        $21,403   $     45     $    (49)   $21,399
                            ========   ========     =========   =======

Of the 1996 securities listed above, $6.5 million of debt securities (at estimated fair value) mature within one year; $7.0 million mature between one and two years; and the $7.9 million of auction rate preferred funds are valued at par and may be liquidated at any interest reset date without penalty. Realized losses on sales of securities were $17,000 and $33,000 for fiscal 1996 and fiscal 1995 respectively. See Note 6 of Notes to Financial Statements.

The following is a summary of available-for-sale securities at March 31, 1995
  (amounts in thousands):

                                           Available-for-Sale Securities
                               							    Gross        Gross     Estimated
                                       Unrealized   Unrealized     Fair
                               Cost       Gains       Losses      Value
                             -------    -------      --------    -------
Corporate bonds              $  5,000   $     -      $      -    $  5,000
Commercial paper                5,454         -             -       5,454
Municipal bonds                 1,199         -           (95)      1,104
                             --------   -------      --------    --------
Total debt securities          11,653         -           (95)     11,558

Auction rate preferred funds    5,300         -             -       5,300
                            ---------  --------      --------    --------
Total available-for-sales
  securities                 $ 16,953   $     -      $    (95)   $ 16,858
                             ========   =======      =========   ========

6.	CONCENTRATIONS OF CREDIT RISK

The Company credit risk consist primarily of temporary cash investments and trade receivables.The Company places its temporary cash investments and short-term securities with substantial financial service institutions.
In October 1994, the Company invested $1.2 million in Orange County Tax and Revenue Municipal bonds. The Company has recognized an unrealized loss of $95,000 for reduction in the market value of this issue as of March 31, 1995. These bonds were collected in full during fiscal 1996.
See Note 5 of Notes to Financial Statements.

The significant portion of the Company's sales are to customers whose activities are related to computer and computer peripherals, wireless communications, networking, medical, and consumer electronics industries, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the aforementioned industries and economic influences of customers' geographic locations. However, the Company monitors extensions of credit and requires collateral, such as letters of credit, whenever deemed necessary.


7.	CONCENTRATION OF OTHER RISKS

Markets

The Company markets its products to high-technology industries, such as personal computers, telecommunications, and networking, that are characterized by rapid technological change, intense competitive pressure, and volatile demand patterns. Most of the systems into which the Company's products are designed have short life cycles. As a result, the Company requires a significant number of new design wins on an ongoing basis to maintain and grow revenue.

Customers

Generally, the Company's sales are not subject to long-term contracts but rather to short-term releases of customer's purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work are in the control of the customer, not the

Company. Because of the short life cycles involved with its customers' products, the order pattern from individual customers can be erratic with significant accumulation and de-accumulation of inventory during phases of the life cycle. For these reasons, the Company's backlog and bookings as of any particular date may not be representative of actual sales for any succeeding period.

Inventories

The Company records inventory reserves on a part-by-part basis to appropriately consider excess inventory levels and obsolete inventory based on backlog and forecasted demand, and to consider reductions in sales price. The Company makes specific provisions for the risk of inventory obsolescence based on backlog and forecasted demand. However, due to the volatility of demand, and the fact that many of the Company's products are specific to individual customers, backlog is subject to revisions and cancellations and anticipated demand is constantly changing, which may require additions to the reserves in the future.

Manufacturing

Manufacturing risks include errors in fabrication processes, defects in and supply of raw materials, as well as other factors which can affect yields and costs. The Company intends to eventually convert from five-inch wafer manufacturing processes to six-inch. Currently, because five inch wafers are no longer considered to be economically viable for most applications, there is a risk of supply of five-inch wafers as vendors direct their resources to larger wafer sizes. Additionally, there is a risk of disruptions to the manufacturing processes as upgrading of facilities and equipment are attempted.

Subcontractors

The Company uses subcontractors in Asia, primarily Thailand and the Malaysia, for assembly, packaging, and test of most of its product. This common industry practice is subject to political and economic risks and industry volatility has occasionally resulted in shortages of subcontractor capacity and other disruptions to supply.

8.	INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                March 31,    March 31,
                                                   1996         1995
                                                 --------     --------
            Raw materials                        $  1,093     $    446
            Work-in-process                         3,949        2,886
            Finished goods                          1,898        1,415
                                                 --------     --------
                                                 $  6,940     $  4,747
                                                 ========     ========

9.	PROPERTY AND EQUIPMENTProperty, plant, and equipment consist of the following (amounts in thousands):

                                                 March 31,    March 31,
                                                   1996          1995
                                                 --------     --------
  Land                                           $    137     $    137
  Buildings                                         3,030        3,030
  Machinery, equipment and tooling                 15,070       10,933
  Leasehold improvements                              495          465
  Furniture and fixtures                              329          266
                                                  -------      -------
                                                   19,061       14,831
Less accumulated depreciation and amortization      9,747        8,166
                                                  -------      -------
                                                 $  9,314     $  6,665
                                                 ========     ========

10.	SHORT-TERM BORROWINGS

The Company has a bank line of credit, which expires July 31, 1996. Under the terms of the line of credit, the Company can borrow up to $3,000,000, at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings at March 31, 1996 and 1995.


11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has evaluated the estimated fair value of financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate the fair value due to their short-term maturities. The fair value for long-term debt was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of the Company's long-term debt are as follows, (amounts in thousands):

                                           Carrying             Fair
                                            Amount              Value
                                           --------             -----
          Long-term debt
           (excluding capital leases)       $7,862              $8,426


12.	LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                 March 31,    March 31,
                                                   1996          1995
                                                 --------     --------

Notes payable at 8.6%, due
   through August 1, 1996                        $    212     $    611
Industrial revenue bonds at 10.5%, due
    through March 1, 2018                           7,535        7,630
Industrial revenue bonds at 12%, due
    through March 1, 1998                             115          160
                                                 --------     --------
                                                    7,862        8,401
Less current maturities                               372          478
                                                 --------     --------
                                                  $ 7,490      $ 7,923
                                                 ========     ========
Weighted average interest rate                     10.5%        10.4%

Notes payable are collateralized by certain machinery and equipment. Industrial revenue bonds are collateralized by a lien on all land and buildings of the Company in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds and require certain minimum annual sinking fund payments ranging from $160,000 in fiscal 1997 to $780,000 in fiscal 2018. The Company may prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts on or after March 1, 1998 with penalties declining from 2% on March 1, 1998 to zero at March 1, 2000. At March 31, 1996, cash of $905,000 was held in sinking fund trust accounts of which $800,000 is to be used for principal and interest payments in the event of default by the Company.

The Industrial Revenue Bonds and certain lease agreements require the maintenance of various financial covenants including certain minimum levels of net worth, current ratio, quick ratio, ratio of debt to net worth, debt coverage, and debt to working capital ratio. The Company is in compliance with these covenants at March 31, 1996. As a result of these covenants, the Company's ability to pay dividends is restricted.

Future maturities of long-term debt at March 31, 1996 are as follows (amounts in thousands):

                        1997                   $    372
                        1998                        175
                        1999                        130
                        2000                        140
                        2001                        155
                        2002 and thereafter       6,890
                                               --------
                                               $  7,862
                                               ========

                                  35

13.	LEASE COMMITMENTS

Operating LeasesThe Company leases certain manufacturing facilities under operating leases expiring in 1997 through 2002. Future minimum lease payments, under non-cancelable operating leases, for the years ended March 31 are as follows (amounts in thousands):

                       1997                      $   485
                       1998                          496
                       1999                          512
                       2000                          524
                       2001                          541
                       2002 and thereafter           517
                                                 -------
                                                 $ 3,072
                                                 =======

Rent expense was $478,427; $1,393,331; and $1,795,000 in fiscal 1996, 1995, and 1994, respectively.

Capital Leases

Obligations under capital leases are at interest rates ranging from approximately 4% to 14%, depending primarily upon the purchase option arrangements at the end of the lease term, and are due in monthly installments through June 1998. Future minimum lease payments, under capital leases for the years ended March 31, are as follows (amounts in thousands):

       1997                                              $ 1,025
       1998                                                  298
       1999                                                   24
                                                         -------
       Total minimum lease payments                        1,347
       Less amount representing interest                     138
                                                         -------
       Present value of net minimum lease payments         1,209
       Less current portion                                  910
                                                         -------
                                                         $   299
                                                         =======

Machinery and equipment under capital leases are as follows
(amounts in thousands):

                                           March 31,     March 31,
                                             1996          1995
                                           --------      --------
        Cost                               $  4,745      $  4,737
        Less accumulated amortization         2,893         1,903
                                           --------      --------
                                           $  1,852      $  2,834
                                           ========      ========

14.	INCOME TAXES

The provision (benefit) for income taxes for the periods ended March 31, 1996 and 1995 and June 30, 1994, consists of the following (amounts in thousands):

                              Twelve Months    Nine Months    Twelve Months
                                  Ended          Ended           Ended
                                March 31,       March 31,       June 30,
                                  1996            1995            1994
                             ------------     -----------     ------------
                                                              (unaudited)
 Current:
    Federal                   $      -        $      -        $   (1,444)
    State                            -               -                 -
    Foreign                          -              50                 -

Deferred:
   Federal                           -               -                 37
   State                             -               -                 -
                             ---------        --------         ----------
Provision for income taxes   $       -        $     50         $   (1,407)
                             =========        ========         ==========

A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                               Twelve Months    Nine Months    Twelve Months
                                   Ended          Ended           Ended
                                 March 31,       March 31,       June 30,
                                   1996            1995            1994
                               ------------     -----------     ------------
                                                                 (unaudited)
Federal statutory tax               34%             (34)%            (34)%

Losses with no current benefit       -               34               26

Utilization of loss carryforward   (34)               -                -
                                 -------           -------          -------
Effective income tax rate            0%               0%              (8)%

At March 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $9,300,000 and $11,000,000 respectively.
In addition, the Company had federal and California credit carryforwards of approximately $500,000 and $87,000 respectively. These carryforwards will expire at various dates beginning in 2008 through 2010, except for certain state net operating losses of approximately $3,000,000 which expire from 1999 through 2000.

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (amounts in thousands):

                                                  March 31,    March 31,
                                                    1996          1995
                                                  --------     --------
Deferred tax assets:
  Net operating loss carryforwards                $ 3,848     $  2,700
  Tax credit carryforwards                            560          530
  Inventory reserves                                2,624        3,600
  Bad debt reserves                                   442          704
  Other non-deductible accurals and reserves        1,832        2,511
                                                  -------      -------
Total deferred tax assets                           9,306       10,045
  Less valuation allowance                         (9,306)     (10,045)
                                                  -------      -------
Net deferred tax asset                            $     -      $     -
                                                  =======      =======

The valuation allowance decreased by $739,000 during the year ended March 31, 1996. Approximately $210,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock. The above deferred tax assets and net operating loss carryforwards do not reflect a tax benefit associated with the anticipated shareholder settlement. Such benefit will be determined when the settlement is finalized.



15.  INTEREST INCOME AND OTHER, NET

Interest income and other, net consists of (amounts in thousands):

                               Twelve Months    Nine Months    Twelve Months
                                   Ended          Ended           Ended
                                 March 31,       March 31,       June 30,
                                   1996            1995            1994
                               ------------     -----------     ------------
                                                                (unaudited)
Interest income                 $1,194           $  870           $  236
Other income (expense)           1,563              199             (166)
                                ------           ------           ------
                                $2,757           $1,069           $   70
                                ======           ======           ======

Interest income reflects the amounts earned from investments of short-term securities. Other Income for fiscal 1996 reflects the $1.6 million realized from the sale of the Company's interest in Cell Access. Fiscal 1995 other income includes litigation settlement of $163,000.

16.	EMPLOYEE BENEFIT PLANS

Employee Stock PlansThe Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal year beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provision of APB 25 and adopt the disclosure provisions of SFAS 123.

Stock Option Plans

The 1995 Stock Option Plan is administered by a stock option committee consisting of not less than two directors who, during the one year period prior to service as administrator of the plan, shall not have been granted or awarded equity securities except as permitted under Rule 16b-3 under the Securities Exchange Act of 1934. The plan provides for options for the purchase of shares to be granted to employees and certain consultants to the Company. The 1995 Directors Plan is administered by not less than three members of the Board and the amount of shares granted to the directors shall be a fixed amount on an annual basis, as approved by the shareholders.

Under the Company's 1995 Stock Option Plan, 1,558,609 shares of Common Stock are reserved for issuance. The 1995 Stock Option Plan provides for issuance of options to employees and consultants at prices not less than 85% of fair market value for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees for not less than 100% of fair market value for shares issued under an incentive stock option agreement.

Under the 1995 Directors Plan, 150,000 shares of Common Stock are reserved for issuance. The 1995 Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant.

In addition to the two 1995 plans, the Company has a plan which was adopted in 1981 (The Employee Incentive Stock Option Plan), and another plan which was adopted in 1987 (The 1987 Stock Option Plan) both of which are still active although no new options are being issued under these plans. These plans provided for the issuance of 1,500,000 and 2,500,000 shares of Common Stock, respectively. Under these plans, the Company has granted incentive stock options and non-qualified options to designated employees, officers and directors.

Generally, options under the plans become exercisable and vest over varying periods ranging up to five years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans except the 1981 Employee Incentive Stock Option Plan (the "1981 Plan") expire within 20 years of date of adoption. The 1981 Plan may be terminated at any time by the Board of Directors. No option may be granted during any period of suspension or after termination of any plan. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

Combined plan activity for each of the last three fiscal years is summarized below:

                                          Number of Options     Option Price

Balance at June 30, 1993 (unaudited)          1,135,725        $2.00 - $5.63

  Option granted (unaudited)                    614,995        4.625 - 15.30
  Options exercised  (unaudited)               (204,486)        2.00 - 13.25
  Options canceled  (unaudited)                (113,143)        2.00 - 12.75
                                              ----------        ------------

Balance at June 30, 1994 (unaudited)          1,433,091          2.00 - 15.30

 Options granted                              1,262,175         3.93 - 5.63
 Options exercised                              (15,817)        2.00 - 12.50
 Options canceled                            (1,076,254)        2.00 - 15.30
                                             ----------         ------------

Balance at March 31,1995                      1,603,195          2.00 - 5.63
  Options granted                               759,700         5.38 - 10.38
  Options exercised                            (124,684)         2.00 - 5.63
  Options canceled                             (396,347)        2.00 - 15.30
                                              ----------        ------------

Balance at March 31, 1996                     1,841,864       $2.00 - $12.75
                                              =========       ==============

As of March 31, 1996 there were 400,173 fully vested options outstanding.


Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan is available for all full-time employees possessing less than 5% of the Company's Common Stock on a fully diluted basis. The plan provides for the issuance of up to 250,000 shares at 85% of the fair market value of the Common Stock at certain defined points in the plan offering periods. Purchase of the shares is to be through employees' payroll deductions and may not exceed 15% of their total compensation. The plan terminates on February 9, 2005, or earlier at the discretion of the Company's Board of Directors. As of March 31, 1996, 250,000 shares are reserved for issuance.

401(K) Savings Plan

The Company maintains a 401(K) Savings Plan covering substantially all of its employees. Under the plan, eligible employees may contribute up to 15% of their base compensation to the plan with the Company matching at a rate of 50% of the participants' contributions up to a maximum of 3% of their base compensation. Participants' contributions are fully vested at all times. The Company's contributions vest incrementally over a two year period. Prior to January 1995, the Company's contributions were made by issuance of common stock of the Company; after January 1, 1995, contributions are to be made in cash. During fiscal 1996, 1995, and 1994 the Company expensed $163,000, $186,000, and $62,000, respectively, relating to its contributions under the plan.

17.		LITIGATION

In October 1994, the Company's Board of Directors appointed a Special Committee of independent directors to conduct an investigation into possible revenue recognition and other accounting irregularities. The ensuing investigation resulted in the termination of the Company's former Chairman and CEO, Chan M. Desaigoudar, and several other key management employees.

In January 1995, the Company reported that an investigation conducted by the Special Committee of the Board of Directors and Ernst & Young LLP had found widespread accounting and other irregularities in the Company's financial results for the fiscal year ended June 30, 1994. On February 6, 1995, the Company filed a Report on Form 10-K/A restating its results for the fiscal year ended June 30, 1994. Upon restatement, the Company reported a net loss of $15.2 million, or a loss of $1.88 per share, on total revenues of $30.1 million. The Company previously had reported earnings of $5.1 million, or $0.62 per share, on revenues of $45.3 million. The accounting irregularities and related matters are the subject of pending securities class actions against the Company, as well as pending investigations into possible violations of the federal securities laws by the Securities and Exchange Commission ("SEC") and the Justice Department.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California. Other defendants named in the class actions include certain of the Company's current and former officers and Coopers & Lybrand L.L.P., the Company's former outside auditor. The class actions purport to be brought on behalf of classes of shareholders of the Company's Common Stock over varying periods of time ranging from September 7, 1993 to January 9, 1995. The gravamen of the allegations against the Company in the class actions is that it violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 by disseminating false and misleading financial statements and reports for the fiscal year ended June 30, 1993 and June 30, 1994. The complaints seek unspecified compensatory damages and attorneys' fees, as well as other relief.

On or about February 23, 1995, the Company entered into a proposed settlement of the class actions, pursuant to which claims against the Company would have been released by shareholders who purchased Company common stock between September 7, 1993 through January 9, 1995, in exchange for the Company paying the class $1.0 million and the issuance to the class of one million five hundred thousand shares (1,500,000), as well as certain non-monetary consideration. The issued shares were to be accompanied by a Contingent Value Right (CVR), which is personal to the class member, and not transferable, and which entitled the holder thereof to receive the difference, if any, between eight dollars ($8.00) per share and the highest average trading price of the Company's Common Stock over any consecutive twenty trading day period during the three and one half years following issuance of the shares, if such price is lower than $8.00. The total cost of the proposed settlement was $13.0 million, which has been expensed in the fiscal year ended March 31, 1995, financial statements. Both the shares and the cash were placed in, and remain in, trust accounts pending final settlement of the lawsuits. The 1.5 million shares are included in shares outstanding and in the computation of earnings per share.

On August 4, 1995, Judge Vaughn Walker of the U. S. District Court for Northern California, issued an order regarding the securities class action lawsuits filed against the Company. Judge Walker, in ruling on the bids by two law firms to represent the proposed class action of shareholders, rejected one bid and required the other law firm to undertake an evaluation of class members' affirmative support of the terms of the previously announced proposed settlement and that firm's attorney fee proposal. Judge Walker's order stated that if the terms of the proposed settlement were not affirmatively supported by a significant portion of the prospective class, the Court would disapprove the proposed class settlement, and would solicit bids from other law firms who sought to represent the prospective class.
The order
further stated that if no other law firms bid for the right to represent the prospective class, the Court would deny certification of the class.

Pursuant to the Court's order of August 4, 1995, counsel for the class surveyed selected institutional and large individual class members in an effort to determine whether the purposed settlement with the Company was affirmatively supported. Class members who responded to the survey generally expressed support for the settlement. On October 12, 1995, the Colorado Public Employees Retirement Association (COLPERA), a class member, filed an application for leave to appear in the action for the limited purpose of participating in the settlement discussions and determination whether the proposed settlement may be improved.

On February 2, 1996, Judge Walker denied the motion for preliminary approval of the proposed settlement; denied the request of the law firm of Lieff, Cabraser, Heimann & Bernstein to be appointed class counsel; and certified the COLPERA as class representative. The firm of Hogan & Hartson has appeared as counsel for the class representative.

On April 10, 1996, the Company cross-complained against its former auditors, Coopers & Lybrand L.L.P. for professional negligence and contribution under the securities laws. Coopers has indicated that they intend to cross-complain against the Company; however no such pleading has been received.

On May 2, 1996, a Case Management Conference was held before Judge Walker. The Court ordered this matter to Judge Lynch for settlement conferences, the first of which is now scheduled for June 5, 1996. At the Case Management Conference Judge Walker also set dates for responsive pleadings to be filed and for preliminary briefing on a motion for class certification.

On May 21, 1996, the Court issued a temporary restraining order prohibiting any transfer or sale by Chan Desaigoudar (the Company's former CEO and Chairman of the Board) of his CMD stock. The Court also stated that it would impose a preliminary injunction on May 28, 1996, sequestering Desaigoudar's CMD stock if counsel for the class and Desaigoudar failed to agree on a sequestration order. On May 29, 1996, such preliminary injunction order was entered.

In light of the recent decision by Judge Walker described above, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements. However, based on information currently available to it the Company believes that any settlement of this matter will involve terms that are no less favorable to the Company than those previously proposed and accepted by the former Class counsel.

A putative derivative action was filed against the Company and certain former and present officers and directors on May 25, 1995, in Santa Clara County Superior Court. An amended complaint was filed that named no current members of the Company's Board of Directors, and named as a Company employee only the Company's General Counsel. The Court has stayed this matter for one year, until January 3, 1997.

The Company has fully cooperated with the pending investigations by the Justice Department and the SEC. The Justice Department has advised the Company it is not currently a target of the investigation. The SEC has taken the position that it is premature, at this stage in its investigation, to discuss the resolution of the investigation of the Company.

The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

The Company believes that, with regard to these matters, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition; provided, however, that if either the Court or the shareholders reject the proposed settlement mentioned above, the ultimate resolution of that litigation may have an adverse effect on the Company's financial condition.


18.  SEGMENT INFORMATION

The Company's principal operations are conducted in the United States. Foreign sales, primarily in Europe, Canada and Asia, aggregated approximately 31%, 33% and 42% of net product sales for fiscal 1996, 1995, and 1994. Foreign currency transaction gains and losses are not significant.

During the fiscal 1996, 1995, and 1994, no customer accounted for more than 10% of net product sales.

ITEM 9.     DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the independent accountants in the three periods ended March 31, 1996, March 31, 1995, and June 30, 1994.

In January 1995, Coopers & Lybrand L.L.P. resigned as the Company's independent accountants and were replaced by Ernst & Young LLP.

                                PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth in the 1996 Proxy Statement under the captions "Officers and Directors" and "Executive Compensation" and is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the 1996 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1996 Proxy Statement under the caption "Security Ownership of Management and Principal
Shareholders" and is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth in the 1996 Proxy Statement under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT, SCHEDULES, AND REPORTS ON FORM 8-K.

The following documents are filed as a part of this Report:

(a)  1.     See Item 8 for a list of financial statements filed herein.

     2. See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

     3.     Exhibit Index:

     Exhibit
     Number          Description

     11              Schedule 11

     23              Consent of Ernst & Young LLP, Independent Auditors



(b)     1.      Reports on Form 8-K:
           (1) On May 9, 1996, the Company filed a Form 8-K, reporting the release of certain information regarding the Company's year-end 1996 financials.

          (2) On May 17, 1996, the Company filed a Form 8-K, reporting the release of certain information regarding a court hearing relating to the pending class actions securities lawsuits previously filed against it.





                        DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement in connection with its 1996 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 1996) are incorporated by reference into Part III.

                         CALIFORNIA MICRO DEVICES CORPORATION
                                   SCHEDULE 2
                          VALUATION AND QUALIFYING ACCOUNTS

                Year Ended March 31, 1996, Nine Months Ended March 31, 1995,
                            and Year Ended June 30, 1994
                               (Amounts in Thousands)
                           Balance   Additions    Charged    Deduc-  Balance
                             at      Charged to   to Other   tions    At End
                          Beginning  Cost and      Accounts   (2)    of Year
                          of Year    Expense
                          --------   --------     --------    ------  ------
Year ended March 31, 1996
 Allowance for doubtful
   accounts (deducted from
   accounts receivable)    $  832     $ (345)      $   -      $ (473)  $ 960
                           ======     ======       =====      ======   =====
Nine months ended March 31, 1995
 Allowance for doubtful
   accounts (deducted from
   accounts receivable)    $  500     $1,230       $ 443      $1,341   $ 832
                           ======     ======       =====      ======   =====
Year ended June 30, 1994(1)
 Allowance for doubtful
   accounts (deducted from
   accounts receivable)    $  500     $2,490       $   -      $2,490   $ 500
                           ======     ======       =====      ======   =====


(1)	Unaudited.  See Note 2 of Notes to Financial Statements.
(2)	Represents write-offs net of recovery of receivables.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of May 1996.

CALIFORNIA MICRO DEVICES CORPORATION
          (Registrant)


By:    /s/ Jeffrey C. Kalb
      ---------------
      JEFFREY C. KALB
      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of May 1996.

By:

/s/ Jeffrey C. Kalb     President and Chief Executive Officer and Director
JEFFREY C. KALB         (Principal Executive Officer)

/s/ John E. Trewin      Vice President and Chief Financial Officer
JOHN E. TREWIN          (Principal Financial and Accounting Officer)

/s/ Wade Meyercord      Chairman of the Board
WADE MEYERCORD

/s/ Angel G. Jordan     Director
ANGEL G. JORDAN

/s/ C.K.N. Patel	       Director
C.K.N. PATEL

- - -----------------      Director
DAVID B. SCHOON

/s/ Stuart Schube      Director
STUART SCHUBE

A majority of the Board of Directors.

                                    EXHIBIT 11


                            CALIFORNIA MICRO DEVICES CORPORATION
                             Computation of Per Share Earnings
                       (Amounts in Thousands, Except per Share Data)

                                 Twelve Months    Nine Months    Twelve Months
                                      Ended          Ended           Ended
                                    March 31,       March 31,       June 30,
                                      1996            1995            1994
                                   ---------       ---------        ---------
Net income (loss)                  $  5,119        $(23,502)        $(15,227)
                                   =========       =========        =========
PRIMARY:Weighted average common
  shares outstanding                 10,035           8,554            8,103

Common equivalents attributable to:
   Options                             610               -                -
                                    --------        --------         --------

Total weighted average common and
   common equivalent shares
   outstanding                        10,645           8,554           8,103
                                   =========        =========        ========

Net income (loss) per share        $   0.48          $  (2.75)       $  (1.88)
                                   =========        =========        ========

FULLY DILUTED:
Weighted average common
  shares outstanding                 10,035           8,554            8,103

Common equivalents attributable to:
  Options                               658               -                -
                                   --------          -------         --------

Total weighted average common and
  common equivalent shares
  outstanding                       10,693            8,554            8,103
                                 =========          =========        ========
Net income (loss) per share      $    0.48          $  (2.75)        $  (1.88)
                                 =========          =========        ========

                                      49

                                      EXHIBIT 23

                      CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement, Form S-8, (No. 33-61907) pertaining to the 1981 Employee Incentive Stock Option Plan, 1987 Stock Option Plan, 1995 Stock Option Plan, 1995 Non-Employee Directors' Stock Option Plan, and 1995 Employee Stock Purchase Plan of California Micro Devices Corporation of our report dated May 7, 1996, with respect to the financial statements and schedule of California Micro Devices Corporation included in this Annual Report (Form 10-K) for the year ended March 31, 1996.


                                                     /s/Ernst & Young LLP
                                                     ERNST & YOUNG LLP


San Jose, California

May 31, 1996