Form 10-Q
period 1996-06-30
CALIFORNIA MICRO DEVICES CORP
filed 1996-08-13
CIK 800460

United States
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q

                                (Mark One)

[ X ] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For The Period Ended June 30, 1996

                             Or

[ ] Transition Report Pursuant To Section 10 Or 15(D) Of The Securities Exchange Act Of 1934
For the Transition Period From ____________  to  ___________

Commission File Number 0-15449


                    CALIFORNIA MICRO DEVICES CORPORATION
                    ------------------------------------
           (Exact name of registrant as specified in its charter)

          California                                94-2672609
          ----------                                ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

 215 Topaz Street, Milpitas, California              95035-5430
 --------------------------------------              ----------
(Address of principal executive offices)             (Zip Code)

                             (408) 263-3214
                              -------------
              (Registrant's telephone number, including area code)

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

As of June 30, 1996, there were outstanding 10,498,895 shares of Issuer's Common Stock.

                    CALIFORNIA MICRO DEVICES CORPORATION


                                   INDEX


                     PART I.     FINANCIAL INFORMATION

                                                              Page Number

Item 1.     Financial Statements

            Statements of Operations
                  Three Months Ended June 30, 1996 and 1995       2

            Balance Sheets
                  June 30, 1996 and March 31, 1996                3

            Statements of Cash Flows
                  Three Months Ended June 30, 1996 and 1995       4

            Notes to Financial Statements                         5

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 7


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                     9

Item 4.     Submission of Matters to a Vote of Security Holders   9

Item 6.     Exhibits and Reports on Form 8-K                     10

Signature                                                        11

                      PART I.     FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

                     CALIFORNIA MICRO DEVICES CORPORATION
                          STATEMENTS OF OPERATIONS
                 (Amounts in Thousands, Except Per Share Data)
                                 (Unaudited)

                                             Three Months Ended June 30,
                                             --------------------------
                                                1996           1995
                                                ----           ----
Revenues:
  Net product sales                          $  9,295       $  8,344
  Technology related sales                        300            303
                                             --------        -------
    Total revenues                              9,595          8,647

Cost and expenses:
  Cost of sales                                 6,224          4,753
  Research and development                        987            866
  Selling, marketing and administrative         2,152          2,474
                                              -------        -------
    Total costs and expenses                    9,363          8,093
                                              -------        -------

Operating income                                  232            554
Other (income) expense, net                      (100)            37
                                               ------        -------
Income before income taxes                        332            517

Income taxes                                       -              -

Net income                                   $   332         $   517
                                             =======         =======

Net income per share                         $  0.03         $  0.05
                                             =======         =======
Weighted average common shares and
  share equivalents outstanding               11,020           9,782

The accompanying notes are an integral part of these financial statements.

                    CALIFORNIA MICRO DEVICES CORPORATION
                             BALANCE SHEETS
                  (Amounts in Thousands, Except Share Data)
                                (Unaudited)

                                                 June 30,     March 31,
                                                   1996         1996
                                                ---------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                      $     510      $  1,512
  Short-term investments                            18,436        20,638
  Accounts receivable, less allowance for
   doubtful accounts of $909 and $960                4,558         4,500
  Inventories                                        7,515         6,940
  Prepaid expenses and other assets                    462           585
                                                  --------      --------
    Total current assets                            31,481        34,175

Property and equipment, net                         11,564         9,314
Restricted cash                                      1,144           905
Other long-term assets                                 450           534
                                                  --------      --------
    Total assets                                  $ 44,639      $ 44,928
                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $  3,091     $  2, 832
  Accrued salaries and benefits                      1,032         1,250
  Other accrued liabilities                          3,355         4,279
  Deferred margin on shipments to distributors       1,027        1, 039
  Current maturities of long-term debt and
    capital lease obligations                          855         1,282
                                                  --------      --------
    Total current liabilities                        9,360       10, 682

Long-term debt, less current maturities              7,490        7, 490
Capital lease obligations less current maturities      226           299
Deferred income                                         -            107
                                                  --------       -------
    Total liabilities                               17,076        18,578

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding 10,498,895 shares        56,378        55,442
  Retained earnings (deficit)                      (28,815)      (29,092)
                                                   -------       -------
    Total shareholders' equity                      27,563        26,350

    Total liabilities and shareholders' equity     $44,639       $44,928
                                                   =======       =======

The accompanying notes are an integral part of these financial statements.

                    CALIFORNIA MICRO DEVICES CORPORATION
                           STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                      -------------------
                                                        1996       1995
                                                      --------   -------
Cash flows from operating activities:
  Net income                                          $  332     $   517
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
  Depreciation and amortization                          540         360
  Net (increase)/decrease  in inventories               (575)        172
  Net (increase)/decrease in accounts receivable         (58)       (610)
  Net (increase)/decrease in prepaid expenses and
    other current assets                                 123         161
  Net increase/(decrease) in trade accounts payable
    and other current liabilities                       (883)        232
  Net (increase)/decrease in other long term assets       84          -
  Increase/(decrease) in deferred margin on
    distributor sales                                    (12)         91
                                                     -------     -------

Net cash (used)/provided by operating activities        (449)        923
                                                     -------     -------

Cash used in investing activities:
  Security purchases                                  (2,069)       (446)
  Security sales                                       4,216         600
  Capital expenditures                                (2,790)       (962)
  Net change in restricted cash                         (239)       (241)
                                                     -------     -------

Net cash used in investing activities                   (882)     (1,049)
                                                     -------     -------

Cash (used)/provided by financing activities:
  Payment of capital lease obligations                  (524)       (648)
  Payment of long-term debt                              (83)        (84)
  Proceeds from issuance of common stock                 936          -
                                                     -------     -------
Net cash (used)/provided by financing activities         329        (732)
                                                     -------     -------

Net increase/(decrease) in cash and cash equivalents  (1,002)       (858)
Cash and cash equivalents at the beginning of period   1,512      10,556
                                                     -------     -------
Cash and cash equivalents at the end of period        $   510   $  9,698
                                                      =======    =======
Supplemental disclosure of cash flow information:
  Interest paid                                      $     64   $    148
  Income taxes paid                                  $      -   $     -

The accompanying notes are an integral part of these financial statements.

                    CALIFORNIA MICRO DEVICES CORPORATION

                        Notes to Financial Statements

1.   Basis of Presentation
     ---------------------

     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of June 30, 1996, results of operations for the three month periods ended June 30, 1996 and 1995, and cash flows for the three-month periods ended June 30, 1996 and 1995. Results for the quarter are not necessarily indicative of fiscal year results.

2.   Use of Estimates
     ----------------

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

     The condensed financial statements should be read in conjunction with the financial statements included with the Company's annual report on Form 10-K for the fiscal year ended March 31, 1996.

3.   Inventories
     -----------

     The components of inventory consist of the following:

                                (Amounts in Thousands)
                                   June 30,   March 31,
                                     1996        1996
                                  --------    --------
         Raw materials           $  1,006     $  1,093
         Work-in-process            4,360        3,949
         Finished goods             2,149        1,898
                                 --------     --------
                                 $  7,515     $  6,940
                                 ========     ========

4.   Litigation
     ----------

     Reference should be made to the Company's filings with the SEC, including its reports on Form 10-K for its 1996 fiscal year. In addition to the matters reported therein, the following legal proceedings have taken place:

     In connection with the purported class action litigation previously reported, the Company continues to engage in settlement discussions with counsel for the class. In consideration of the decisions to date in the class action proceedings, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements. However, based on information currently available to it, the Company believes that any settlement of this matter will involve terms that are comparable in aggregate value to those previously proposed to and accepted by the former Class counsel.

     The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of the operations of the Company.

     The Company believes that, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition. Provided, however, that if the ultimate resolution of the class action litigation substantially exceeds the amounts previously reserved therefore, such resolution may have a material adverse effect on the Company's financial condition.

5.   Net Income Per Share
     --------------------

     Net income per share for each period is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the periods.

ITEM 2.     Management's Discussion And Analysis of Financial Condition
            -----------------------------------------------------------
            and Results of Operations.
            --------------------------

Results of Operations

     Product sales for the quarter ended June 30, 1996, increased by $951,000 or 11% compared to the quarter ended June 30, 1995, due to increased sales of semiconductor products in the telecommunications sector. Thin film product sales for the quarter ended June 30, 1996, were essentially flat as compared to the year earlier quarter. Thin film sales continue to represent the majority of net product sales, but declined to 55% of net product sales from 61% of net product sales compared to the same period in fiscal 1996 due to declining sales to the personal computer market, and the reduced level of activity in the electronic component markets. This decline was partially offset by increased sales to the networking and workstation markets. Compared to the quarter ended March 31, 1996 (fiscal 1996 fourth quarter), semiconductor sales for the June 30, 1996 quarter were essentially flat, but thin film sales declined $1.3 million primarily due to lower sales to the personal computer market.

     Technology related revenue for the quarters ended June 30, 1996 and June 30, 1995 related to engineering projects partially funded by Hitachi Metals, Ltd. ("HML").

     Gross margins for net product sales for the quarter ended June 30, 1996 were 33% compared to 43% for the quarter ended June 30, 1995. The reduction in margins for the current quarter is a result of the change in product sales mix, reflecting increased sales of packaged devices which involve considerable external expenditures and reduced sales of product in die form, which absorbed considerable fixed internal overhead.

     Research and development expenditures for the quarter ended June 30, 1996 were 11% of product sales compared to 10% for the three months ended June 30, 1995. The increase in research and development expenditure to $987,000 for the June 30, 1996 quarter compared to $866,000 in the year earlier period was due primarily to new development projects, including new P/Active( products for SCSI Terminators and RC Network products.

     Selling, marketing, and administrative costs decreased as a percentage of sales to 23% of net product sales in the quarter ended June 30, 1996 compared to 30% of net product sales in the quarter ended June 30, 1995. This drop in spending primarily reflects reductions in unusual audit, consulting and legal fees incurred in the corresponding 1995 quarter.

     As a result of the factors discussed above, operating income for the quarter ended June 30, 1996 was $232,000 compared to operating income of $554,000 for the year earlier quarter.

     Other (income)/expense for the current quarter was an income of $100,000 as compared to an expense of $37,000 in the 1995 quarter. This was due to increased interest income from investments and also due to reduced interest expense on leased equipment and debt balances.

     No income taxes were accrued for the quarters ended June 30, 1996 or June 30, 1995, due to the availability of tax loss carryforwards.

     The weighted average of common shares outstanding increased to 11.0 million shares in the June 30, 1996 quarter compared to 9.8 million shares for the quarter ended June 30, 1995. The increase of 1.2 million weighted shares outstanding is due primarily to stock options exercised by employees, and stock issued for proposed settlement agreements. The additional dilution was caused by the effect on the calculation of outstanding options due to the higher stock price during the June 30, 1996 quarter as compared to the June 30, 1995 quarter.


Liquidity and Capital Resources

     The Company's cash, cash equivalents, and short term securities decreased by $3,204,000, from $22,150,000 at March 31, 1996 to
$18,946,000 at June 30, 1996 primarily due to capital expenditures of $2,800,000 (including operating lease buyouts of approximately $1,800,000), paydown of capital lease and debt obligations, and lower other accrued liabilities due to reduced sales commissions and settlement of a contractual dispute.

     Accounts receivable increased by $58,000 for the quarter ended June 30, 1996, due primarily to timing of shipments in the quarter. Based on net product sales, net days sales outstanding were 53 days for the June 30, 1996 quarter compared with 46 days for the three months ended March 31, 1996. Timing of shipments accounted for approximately 5 days of this increase.

     Product inventories were $7,515,000 at June 30, 1996 or $575,000 greater than the balance of $6,940,000 at March 31, 1996. Increases in new product inventories and growth of established product lines contributed to the increase.

     The Company expects to be able to fund its liquidity needs for at least the next twelve months through its existing cash balances, cash flows from operations, and available bank borrowings under its line of credit. The Company has a bank line of credit, expiring July 31, 1997, under which it can borrow up to $3,000,000, at prime, collateralized by short term investments managed by the bank. As of June 30, 1996 there were no borrowings against this line of credit.


Cautionary Statement

     Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. The forward looking statements regarding revenues, orders and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could effect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the need for the Company to keep pace with technological developments and timely respond to changes in customer needs, the Company's dependence on third party suppliers for components for its products and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also effect the liquidity needs of the Company.

                          PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings.
          ------------------

     Reference should be made to the Company's filings with the SEC, including its reports on Form and 10-K for its 1996 fiscal year. In addition to the matters reported therein, the following legal proceedings have taken place:

     In connection with the purported class action litigation previously reported, the Company continues to engage in settlement discussions with counsel for the class. In consideration of the decisions to date in the class action proceedings, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements. However, based on information currently available to it, the Company believes that any settlement of this matter will involve terms that are comparable in aggregate value to those previously proposed to and accepted by the former Class counsel.

     The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of the operations of the Company.

     The Company believes that, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition. Provided, however, that if the ultimate resolution of the class action litigation substantially exceeds the amounts previously reserved therefore, such resolution may have a material adverse effect on the Company's financial condition.


ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------

     The Company's annual meeting of stockholders, at which the proposals described below were submitted to stockholders, was held on July 26, 1996.

     Proposal No. 1   Election of Directors.  The following individuals,
     --------------
who received the votes indicated, were elected as directors:

                   NAME                 FOR         WITHHELD
              ----------------       ---------      --------
              Jeffrey Kalb           8,340,672       113,845
              Wade Meyercord         8,340,672       118,870
              Dr. Angel Jordan       8,340,671        86,904
              Stuart Schube	         8,340,671        88,655
              Dr. John Sprague       8,340,671        79,830
              David Schoon           6,642,537       161,505

                                  9

     Proposal No. 2   The proposal to ratify the appointment of Ernst &
     --------------
Young LLP, as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:


              FOR            AGAINST          WITHHELD
           ---------         -------          --------
           8,634,475         25,490            12,405

     Proposal No. 3   The proposal to approve the amendment of the 1995
Employee Stock Option Plan was approved. The results of the voting was as follows:

              FOR            AGAINST          WITHHELD
           ---------         -------          --------
           6,125,669        2,472,822          73,879

     Proposal No. 5   The proposal to approve the amendment of the 1995
Non-Employee Directors' Stock Option Plan was approved. The results of the voting was as follows:

              FOR            AGAINST          WITHHELD
           ---------         -------          --------
           6,303,965        2,290,827          77,578


ITEM 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
          (a)   Exhibits
                Exhibit 11   Computation of Per Share Earnings

          (b)   Reports on Form 8-K
                (1) On June 25, 1996, the Company filed a Form 8-K, reporting the release of certain information regarding the Company's first quarter 1997 financials.

                (2) On August 2, 1996, the Company filed a Form 8-K, reporting the release of certain information regarding the Company's second quarter 1997 financials.

                (3) On August 2, 1996, the Company filed a Form 8-K, reporting the release of certain information regarding the Company's Annual Meeting of Shareholders including the election of its Directors, ratification of Independent Auditors, and amendments to stock option plans.

               (4) On August 5, 1996, the Company filed a Form 8-K, reporting the release of certain information regarding the Company's appointment of an advisory director to the Company's Board of Directors.

                                SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   CALIFORNIA MICRO DEVICES CORPORATION
                   ------------------------------------
                              (Registrant)



Date:   August 14, 1996        /s/  John E. Trewin
                               -----------------------------
                               John E. Trewin
                               Vice President and Chief Financial Officer

                             EXHIBIT 11

                   CALIFORNIA MICRO DEVICES CORPORATION
                     Computation of Per Share Earnings
               (Amounts in Thousands, Except Per Share Data)
                                (Unaudited)

                                             Three Months Ended June 30,
                                             --------------------------
                                                1996             1995
                                                ----             -----
Net income                                    $    332          $    517

PRIMARY:
Weighted average common shares outstanding      10,365             9,346

Common equivalents attributable to options         655               436
                                               -------           -------
Total weighted average common and common
  equivalent shares outstanding                 11,020             9,782
                                               =======           =======

Net income per share                           $  0.03           $  0.05
                                               =======           =======

FULLY DILUTED
Weighted average common shares outstanding      10,365             9,346

Common equivalent attributable to options
  - using quarter-end market price                 657               482
                                               -------           -------
Total weighted average common and common
  equivalent shares outstanding                 11,022             9,828
                                               =======           =======
Net income per share                           $  0.03           $  0.05
                                               =======           =======