Form 10-Q
period 1996-09-30
CALIFORNIA MICRO DEVICES CORP
filed 1996-11-13
CIK 800460

United States
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                                (Mark One)
[x] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934
For the Period Ended September 30, 1996

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

Applicable Only to Corporate Issuers:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of September 30, 1996, there were outstanding 10,507,645 shares of Issuer's Common Stock.

                      CALIFORNIA MICRO DEVICES CORPORATION


                                    INDEX


PART I.     FINANCIAL INFORMATION

                                                                Page Number

Item 1.  Financial Statements

         Statements of Operations
           Three and Six Months Ended September 30, 1996 and 1995   3

         Balance Sheets
           September 30, 1996 and March 31, 1996                    4

         Statements of Cash Flows
           Six Months Ended September 30, 1996 and 1995             5

         Notes to Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                         12

Item 6.  Exhibits and Reports on Form 8-K                          13

Signature                                                          14

                     PART I.     FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                    CALIFORNIA MICRO DEVICES CORPORATION
                         STATEMENTS OF OPERATIONS
                (Amounts in Thousands, Except per Share Data)
                              (Unaudited)

                                Three Months Ended      Six Months Ended
                                   September 30,          September 30,
                                ------------------      -----------------
                                  1996       1995         1996      1995
                                -------   -------       -------   -------
Revenues:
  Net product sales             $ 7,738    $ 9,322     $17,033    $17,666
  Technology related revenues       380        307         680        610
                                -------    -------     -------    -------
    Total revenues                8,118      9,629      17,713     18,276

Cost and expenses:
  Cost of sales                   4,921      5,314      11,145     10,067
  Research and development        1,214        795       2,201      1,661
  Selling, marketing and
    administrative                2,009      2,729       4,161      5,203
                                -------    -------     -------    -------
    Total costs and expenses      8,144      8,838      17,507     16,931
                                -------    -------     -------    -------

Operating income (loss)             (26)       791         206      1,345

Other (income) expense, net        (166)       (45)       (266)        (8)
                                -------    -------     -------    -------
Income before income taxes          140        836         472      1,353

Income taxes                          -          -           -          -
                                -------    -------     -------    -------
Net income                      $   140    $   836     $   472    $ 1,353
                                =======    =======     =======    =======

Net income per share            $  0.01    $  0.08     $  0.04    $  0.13
                                =======    =======     =======    =======
Weighted average common shares
  and share equivalents
  outstanding                    10,908     10,866      10,964     10,324
                                =======    =======     =======    =======

The accompanying notes are an integral part of these financial statements.
                                    3

                  CALIFORNIA MICRO DEVICES CORPORATION
                            BALANCE SHEET
               (Amounts in Thousands, Except Share Data)

                                             September 30,     March 31,
                                                 1996           1996
                                             -------------    ----------
                                              (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                $16,341        $22,150
  Accounts receivable, less allowance for
    doubtful accounts of $796 and $900            3,700          4,500
  Inventories                                     8,079          6,940
  Other assets                                      752            585
                                                -------        -------
    Total current assets                         28,872         34,175

Property, plant & equipment, net                 12,878          9,314
Restricted cash                                     984            905
Other long term assets                              443            534
                                                -------        -------
    Total assets                                $43,177        $44,928

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                              $ 2,804        $ 2,832
  Accrued salaries and benefits                     896          1,250
  Other accrued liabilities                       2,748          4,279
  Deferred margin on shipments to distributors      748          1,039
  Current maturities of long-term debt and
    capital lease obligations                       583          1,282
                                                -------        -------
    Total current liabilities                     7,779         10,682

Long-term debt, less current maturities           7,490          7,490
Capital lease obligations, less current maturites   164            299
Deferred income                                       -            107
                                                -------        -------
    Total liabilities                            15,433         18,578

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding 10,507,645 shares     56,392         55,442
  Retained earnings                             (28,648)       (29,092)
                                                -------        -------
    Total shareholders' equity                   27,744         26,350
                                                -------        -------
  Total liabilities and shareholders' equity    $43,177        $44,928
                                                =======        =======

The accompanying notes are an integral part of these financial statements.
                                    4

                 CALIFORNIA MICRO DEVICES CORPORATION
                      STATEMENTS OF CASH FLOWS
                       (Amounts in Thousands)
                             (Unaudited)
                                                       Six Months Ended
                                                         September 30,
                                                    ---------------------
                                                       1996        1995
                                                     -------     --------
Cash flows from operating activities:
  Net income                                         $   472     $ 1,353
  Adjustments to reconcile net income
   to net cash provided by operating activities:
  Depreciation and amortization                        1,082         708
  Net (increase) /decrease in inventories             (1,139)       (661)
  Net (increase) /decrease in accounts receivable        800      (1,354)
  Net (increase) /decrease in prepaid expenses
   and other current asset                              (167)      3,628
  Net increase /(decrease) in trade accounts payable
   and other current liabilities                      (1,913)      1,582
  CMD/HML -Joint venture                                   -       1,375
  Net decrease in other long term assets                  91          30
  Deferred margin on distributor sales                  (291)        (98)
                                                     -------     -------
Net cash (used) provided by operating activities      (1,065)      6,563
                                                     -------     -------
Cash (used) provided by investing activities:
  Securities, purchases                               (2,042)    (14,563)
  Securities, sales                                    7,612       3,801
  Capital expenditures                                (4,646)     (2,410)
  Net change in restricted cash                          (79)        (79)
                                                     -------     -------
Net cash (used) provided by investing activities         845     (13,251)
                                                     -------     -------
Cash (used) provided by financing activities:
  Payment of capital lease obligations                  (941)     (1,144)
  Payment of long-term debt                                -        (199)
  Proceeds from issuance of common stock                 950          40
                                                     -------     -------
Net cash (used) provided by financing activities           9      (1,303)
                                                     -------     -------
Net increase /(decrease) in cash and cash equivalents   (211)     (7,991)
Cash and cash equivalents at beginning of period       1,512      10,556
                                                     -------     -------
Cash and cash equivalents at end of period           $ 1,301     $ 2,565
                                                     =======     =======
Supplemental disclosures of cash flow information:
  Interest paid                                      $   513     $   630
  Income taxes paid                                        -           -

The accompanying notes are an integral part of these financial statements.
                                     5

                      CALIFORNIA MICRO DEVICES CORPORATION

                        Notes to Financial Statements

1.   Basis of Presentation

  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of September 30, 1996, results of operations for the three and six month periods ended September 30, 1996 and 1995, and cash flows for the six month periods ended September 30, 1996 and 1995. Results for the periods are not necessarily indicative of fiscal year results.

   The condensed financial statements should be read in conjunction with the California Micro Devices Corporation financial statements included with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

2.   Use of Estimates

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

3.   Inventories

     The components of inventory consist of the following:

                                 (Amounts in Thousands)
                               September 30,    March 31,
                             1996           1996
                                 -------        ------
       Raw materials              $ 1,447        $ 1,093
       Work-in-process              4,555          3,949
       Finished goods               2,077          1,898
                                  -------        -------
                                  $ 8,079        $ 6,940

4.  Litigation

    Reference should be made to the Company's filings with the SEC, including its reports on Forms 10-K and 8-K for fiscal year 1996 and subsequent. In addition to the matters reported therein, the following legal proceedings have taken place which, where applicable, supersede those matters previously reported:

  In connection with the purported class action litigation previously reported, on November 8, 1996, the Company executed a new settlement agreement (the "1996 Agreement") that settles the claims of the class against the Company. The 1996 Agreement replaces the proposed, but not approved, February 1995 settlement and also resolves the claims of the class against certain former officers of the Company, as well as claims against the Company's former independent auditors, Coopers & Lybrand LLP. Counsel for the class has filed a motion requesting preliminary approval of the 1996 Agreement. The hearing on the motion for preliminary approval is presently scheduled for December 13, 1996. The terms of the 1996 Agreement were announced on September 16, 1996.

     Shares outstanding at both September 30, 1996 and 1995 include 1,500,000 shares issued in 1995 and held in trust in connection with the February 1995 settlement. Until such time as the 1996 Agreement is funded, the February
1995 settlement remains as recorded in the fiscal year ended March 31, 1995. Whereas the overall cost of the 1996 Agreement is the same as the February
1995 settlement expensed in fiscal 1995, the 1996 Agreement involves the issuance of 608,696 shares combined with $6 million in cash, compared with 1,500,000 shares and $1 million in cash under the February 1995 settlement. When and if the 1996 Agreement is approved and funded, the Company's cash will be reduced by $5 million dollars and the number of shares outstanding reduced by 891,304 shares. Additionally, $2.0 million in cash will be placed in a restricted account as a guarantee of the $11.50 Contingent Value Right (CVR) which accompanies the shares to be issued under the 1996 Agreement.

   The following proforma summary balance sheet has been prepared to illustrate the effect of the 1996 Agreement on the Company's balance sheet as if the 1996 Agreement was finalized and funded as of September 30, 1996. In this proforma presentation, the $2.0 million guarantee of the $11.50 CVR is shown as noncurrent, restricted cash, and not as a reduction of equity.

                              (Amounts in Thousands)
                                   (Unaudited)
                    As                                           As
                 Reported  Proforma                           Reported  Proforma
ASSETS:                                  LIABILITIES & EQUITY:

 Cash            $16,341   $ 9,341       Payables              $ 2,804  $ 2,804
 Receivables       3,700     3,700       Accruals                3,644    3,644
 Inventories       8,079     8,079       Deferred margin           748      748
 Other assets        752       752       Current debt              583      583
                 -------   -------                             -------   ------
  Current assets  28,872    21,872         Current liabilities   7,779    7,779

  Fixed assets    12,878    12,878       Long-term debt          7,654    7,654
  Restricted cash
    & other        1,427     3,427       Equity                 27,744   22,744
                 -------   -------                             -------  -------
    Total assets $43,177   $38,177         Total liabilities
                                            & equity           $43,177  $38,177
                 =======   =======                             =======  =======

     Because the completion of the 1996 Agreement is subject to court approval, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements or as described in the preceding paragraph. However, based on the information presently available to it, the Company believes that any settlement of this matter will involve terms that are comparable in aggregate value to those described in the Company's announcement of September 16, 1996.

    The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company or its results of operations.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

      Product sales for the quarter ended September 30, 1996, decreased by $1,584,000, or 17%, compared to the quarter ended September 30, 1995, due primarily to decreased sales of computer and telecommunications products.
Thin film products represented 63% of sales for the quarter ended September 30, 1996, compared to 70% of sales for the year ago quarter.

    Product sales for the six month period ended September 30, 1996, decreased by $633,000, or 4%, also due to the decrease in computer and telecommunications products. For the six months ended September 30, 1996, thin film products represented 58% of sales, compared to approximately 66% in the six months ended September 30, 1995.

     The decrease in product sales for both the three and the six months ended September 30, 1996, as compared with year-earlier periods, relates primarily to inventory reductions by the Company's customers. Additionally, some customers have lost market share in certain key areas, and some customers have delayed production on products where the Company has design wins.

     Technology related revenues, relating to engineering projects partially funded by Hitachi Metals, Ltd. (HML), increased by approximately $70,000 for both the quarter and the six months ended September 30, 1996, compared to the year-earlier periods due to increases in projects related to the Company's new P/Active(TM) family of products.

     Gross margins as a percentage of net product sales were 36.4% for the quarter ended September 30, 1996, compared to 43.0% for the year earlier quarter, and were 34.6% for the six months ended September 30, 1996, compared to 43.0% for the six months ended September 30, 1995. The decline in gross margin for both the quarter and six months periods was due primarily to a change in product sales mix, reflecting increased mix of packaged devices which involve considerable external expenditures, such as packaging and freight, and reduced sales of product in die form, which absorb considerable fixed internal overhead without requiring additional external expenditures. The sequential improvement in gross margin percent from 33.0% in the quarter ended June 30, 1996 to 36.4% for the quarter ended September 30, 1996, was due primarily to increased mix of thin film products and cost reduction efforts, including two one-week plant shutdowns during the quarter ended September 30, 1996. Additional cost reductions are being implemented, including shutdowns scheduled at the end of November and at the end of December.

    Research and development expenditures increased by $419,000, for the quarter ended September 30, 1996, compared to the same prior year quarter, and by $540,000 for the six months ended September 30, 1996, compared to the year-earlier period, primarily due to increases in projects related to the Company's new P/Active(TM) family of termination and filtering products, as well as some new potentially high volume semiconductor products.

     Selling, marketing and administrative costs decreased overall and as a percentage of sales for both the quarter and six months ended September 30, 1996, when compared to the year earlier periods. The Company is keeping tight control of general expenses but is continuing to make selective investments in people and materials to expand our marketing and sales activities. Although legal costs continue to be high, the Company has significantly reduced the unusual consultant, audit, and other costs that increased expenses last year. With the reduction in profits, management and other bonuses are much lower than a year ago.

     As a result of the factors discussed above, operating income (loss) for the quarter and six months ended September 30, 1996, was ($26,000) and $206,000, respectively, compared with operating income of $791,000 and $1,345,000, respectively, in the year earlier periods.

     Other (income) expense, net, for the quarter and the six months ended September 30, 1996, increased from the year earlier periods due to increased interest income and gains on sale of obsolete equipment.

     No income taxes were accrued for the quarter and six months ended September 30, 1996, due to the availability of tax loss carryforwards.

     The weighted average common shares outstanding were 10.9 million shares and
11.0 million shares for the three and six months ended September 30, 1996, respectively, compared to 10.9 million shares and 10.3 million shares, respectively, in the year earlier periods. The increase in shares outstanding is due primarily to stock options exercised by employees and shares issued in connection with the \employee stock purchase plan.


Liquidity and Capital Resources

     The Company's cash and short term securities decreased by $5.8 million from $22,150,000 on March 31, 1996, to $16,341,000 on September 30, 1996, due
primarily to capital expenditures of $4.6 million, which included end-of-lease equipment buy-outs of $1.9 million. The remaining capital expenditures of $2.7 million consisted primarily of selected investments to enhance manufacturing efficiency and capacity and investments in new computer systems and software.

     In connection with the purported class action litigation previously reported, on November 8, 1996, the Company executed a new settlement agreement (the "1996 Agreement") that settles the claims of the class against the Company. The 1996 Agreement replaces the proposed, but not approved, February, 1995 settlement and also resolves the claims of the class against certain former officers of the Company, as well as claims against the Company's former independent auditors, Coopers & Lybrand LLP. Counsel for the class has filed a motion requesting preliminary approval of the 1996 Agreement. The hearing on the motion for preliminary approval is presently scheduled for December 13, 1996. The terms of the 1996 Agreement were announced on September 16, 1996.

     Shares outstanding at both September 30, 1996 and 1995 include 1,500,000 shares issued in 1995 and held in trust in connection with the February 1995 settlement. Until such time as the 1996 Agreement is funded, the February 1995 settlement remains as recorded in the fiscal year ended March 31, 1995. Whereas the overall cost of the 1996 Agreement is the same as the February 1995 settlement expensed in fiscal 1995, the 1996 Agreement involves the issuance of 608,696 shares combined with $6 million in cash, compared with 1,500,000 shares and $1 million in cash under the February 1995 settlement. When and if the 1996 Agreement is approved and funded, the Company's cash will be reduced by $5 million dollars and the number of shares outstanding reduced by 891,304 shares. Additionally, $2.0 million in cash will be placed in a restricted account as a guarantee of the $11.50 Contingent Value
Right (CVR) which accompanies the shares to be issued under the 1996 Agreement. See Note 4 of Notes to Financial Statements.

     Accounts receivable decreased by $800,000 from March 31, 1996, as compared to September 30, 1996, due primarily to decreased sales. Gross days sales outstanding, computed on quarterly sales, were 52 days at September 30, 1996, compared to 47 days at March 31, 1996. The increase in days sales outstanding is due to lower level of sales combined with the timing of these sales later in the quarter ended September 30, 1996, when compared to sales activities for the quarter ended March 31, 1996.

     Inventories increased by $1,139,000, or 16%, from March 31, 1996, due to increased work-in-process inventories of $606,000, raw materials of $354,000, and finished goods of $179,000. The increase in work-in-process reflects increase in die bank inventory to improve customer response times and the increase in raw materials represents increased purchase of silicon wafers which had previously been in short supply.

     Accrued salaries and benefits decreased $354,000 or 28%, due to decreased headcount, decreased bonus expense, and decreased vacation accruals due to employees use of accrued vacation time during two Company-wide shut downs.

     Other accrued liabilities decreased $1,531,000 or 36%, due to reduced liability for advances on shared engineering projects, reduced accruals for selling commissions, reduced liabilities for legal and professional fees, and reduced litigation reserves due to a settlement of a lawsuit.

     Deferred margin on shipments to distributors decreased $291,000 primarily due to reduced distributor inventories and the change in mix to lower margin products in distributor inventories.

     The Company expects to be able to fund its liquidity needs for at least the next twelve months through its existing cash balances, cash flows from operations, and available bank borrowings under its line of credit. The Company has a bank line of credit, expiring July 31, 1997, under which it can borrow up to $3,000,000, at prime, collateralized by short term investments managed by the bank. As of September 30, 1996, there have been no borrowings against this line of credit.

Cautionary Statement

     Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. The forward looking statements regarding revenues, orders and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company.

                         PART II.     OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Reference should be made to the Company's filings with the SEC, including its reports on Forms 10-K and 8-K for fiscal year 1996 and subsequent. In addition to the matters reported therein, the following legal proceedings have taken place which, where applicable, supersede those matters previously reported:

     In connection with the purported class action litigation previously reported, on November 8, 1996, the Company executed a new settlement agreement (the "1996 Agreement") that settles the claims of the class against the Company. The 1996 Agreement replaces the proposed, but not approved, February 1995 settlement and also resolves the claims of the class against certain former officers of the Company, as well as claims against the Company's former independent auditors, Coopers & Lybrand LLP. Counsel for the class has filed a motion requesting preliminary approval of the 1996 Agreement. The hearing on the motion for preliminary approval is presently scheduled for December 13, 1996. The terms of the 1996 Agreement were announced on September 16, 1996.

     Shares outstanding at both September 30, 1996 and 1995 include 1,500,000 shares issued in 1995 and held in trust in connection with the February 1995 settlement. Until such time as the 1996 Agreement is funded, the February 1995 settlement remains as recorded in the fiscal year ended March 31, 1995. Whereas the overall cost of the 1996 Agreement is the same as the February 1995 settlement expensed in fiscal 1995, the 1996 Agreement involves the issuance of 608,696 shares combined with $6 million in cash, compared with 1,500,000 shares and $1 million in cash under the February 1995 settlement. When and if the 1996 Agreement is approved and funded, the Company's cash will be reduced by $5 million dollars and the number of shares outstanding reduced by 891,304 shares. Additionally, $2.0 million in cash will be placed in a restricted account as a guarantee of the $11.50 Contingent Value Right (CVR) which accompanies the shares to be issued under the 1996 Agreement. See
Note 4 of Notes to Financial Statements.

     Because the completion of the 1996 Agreement is subject to court approval, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements or as described in the preceding paragraph. However, based on the information presently available to it, the Company believes that any settlement of this matter will involve terms that are comparable in aggregate value to those described in the Company's announcement of September 16, 1996.

     The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial position of the Company or its results of operations.

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

ITEM 6.  Exhibits and Reports on Form 8-K.
        (a)  Exhibits
             Exhibit 11     Computation of Per Share Earnings
             Exhibit 27     Financial Data Schedule

        (b)  Reports on Form 8-K
            (i)  On August 15, 1996, the Company filed a Form 8-K, under
            Item 5 reporting the release of certain information regarding the Company's appointment of two officers of the Company.

            (ii)  On September 17, 1996, the Company filed a Form 8-K, under
            Item 5, reporting the release of certain information regarding the Company's tentative settlement of class action lawsuits previously filed against it.

            (iii)  On October 11, 1996, the Company filed a Form 8-K, under
            Item 7, reporting the release of certain information regarding the Company's expected second quarter 1997 financials.

            (iv)   On October 25, 1996, the Company filed a Form 8-K, under
            Item 7, reporting the release of certain information regarding the Company's second quarter 1997 financials.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)



Date:  November 13, 1996

                                    /S/John E. Trewin
                                    ------------------------------------------
                                    John E. Trewin
                                    Vice President and Chief Financial Officer

                       CALIFORNIA MICRO DEVICES CORPORATION
                        Computation of Per Share Earnings
                   (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                    Three Months Ended   Six Months Ended
                                       September 30,       September 30,
                                   --------------------  ----------------
                                      1996      1995        1996      1995
                                    -------   -------      ------   ------
Net income                          $   140   $   836     $   472   $ 1,353
                                    =======   =======     =======   =======
PRIMARY:
Weighted average common shares
  outstanding                        10,503    10,215      10,434     9,780

Common equivalents attributable
  to options                            405       651         530       544
                                    -------   -------     -------   -------

Total weighted average common and
  common equivalent shares
  outstanding                        10,908    10,866      10,964    10,324
                                    =======   =======     =======   =======

Net income per share                $  0.01   $  0.08     $  0.04   $  0.13
                                    =======   =======     =======   =======

FULLY DILUTED
Weighted average common shares       10,503    10,215      10,434     9,780

Common equivalent attributable
  to options                            459       671         558       577
                                    -------   -------     -------   -------
Total weighted average common and
  common equivalent shares
  outstanding                        10,962    10,886      10,992    10,357
                                    =======   =======     =======   =======

Net income per share                $  0.01   $  0.08     $  0.04   $  0.13
                                    =======   =======     =======   =======
