Form 10-Q/A
period 1996-09-30
CALIFORNIA MICRO DEVICES CORP
filed 1996-11-13
CIK 800460

United States
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A

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
                                =======    =======     =======    =======

The accompanying notes are an integral part of these financial statements.
                                    3

                  CALIFORNIA MICRO DEVICES CORPORATION
                            BALANCE SHEET
               (Amounts in Thousands, Except Share Data)

                                             September 30,     March 31,
                                                 1996           1996
                                             -------------    ----------
                                              (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                $16,341        $22,150
  Accounts receivable, less allowance for
    doubtful accounts of $796 and $960            3,700          4,500
  Inventories                                     8,079          6,940
  Other assets                                      752            585
                                                -------        -------
    Total current assets                         28,872         34,175

Property, plant & equipment, net                 12,878          9,314
Restricted cash                                     984            905
Other long term assets                              443            534
                                                -------        -------
    Total assets                                $43,177        $44,928

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                              $ 2,804        $ 2,832
  Accrued salaries and benefits                     896          1,250
  Other accrued liabilities                       2,748          4,279
  Deferred margin on shipments to distributors      748          1,039
  Current maturities of long-term debt and
    capital lease obligations                       583          1,282
                                                -------        -------
    Total current liabilities                     7,779         10,682

Long-term debt, less current maturities           7,490          7,490
Capital lease obligations, less current maturites   164            299
Deferred income                                       -            107
                                                -------        -------
    Total liabilities                            15,433         18,578

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding 10,507,645 shares     56,392         55,442
  Retained earnings                             (28,648)       (29,092)
                                                -------        -------
    Total shareholders' equity                   27,744         26,350
                                                -------        -------
  Total liabilities and shareholders' equity    $43,177        $44,928
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
