Form 10-Q
period 1996-12-31
CALIFORNIA MICRO DEVICES CORP
filed 1997-02-11
CIK 800460

United States
                           SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                     FORM 10-Q

                                     (Mark One)

[ x ] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act Of 1934 For the Period Ended December 31, 1996

                                          or

[   ]  Transition Report Pursuant to Section 10 or 15(d) of the Securities
Exchange Act of 1934  For the Transition Period From _______  to  ________

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

As of December 31, 1996, there were outstanding 9,718,874 shares of Issuer's Common Stock.

                         CALIFORNIA MICRO DEVICES CORPORATION
                                     INDEX
                          PART I.     FINANCIAL INFORMATION

                                                                 Page Number
Item 1.   Financial Statements

          Statements of Operations
            Three and Nine Months Ended December 31, 1996 and 1995      2

          Balance Sheets
            December 31, 1996 and March 31, 1996                        3

          Statements of Cash Flows
            Nine Months Ended December 31, 1996 and 1995                4

          Notes to Financial Statements                                 5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   7


                       PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             10

Item 6.   Exhibits and Reports on Form 8-K                              11

Signature                                                               12

                            PART I.     FINANCIAL INFORMATION


ITEM 1.     Financial Statements.
            ---------------------

                         CALIFORNIA MICRO DEVICES CORPORATION
                              STATEMENTS OF OPERATIONS
                      (Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)

                                 Three Months Ended       Nine Months Ended
                                     December 31,             December 31,
                                 -------------------      -----------------
                                    1996      1995         1996      1995
                                 ---------   -------      -------   -------
Revenues:
  Net product sales              $  7,231    $10,252      $24,264    $27,918
  Technology related revenues         350        380        1,030        990
                                 --------    --------     --------   --------
    Total revenues                  7,581     10,632       25,294     28,908

Cost and expenses:
  Cost of sales                     4,955      5,912       16,100     15,979
  Research and development            986        822        3,187      2,483
  Selling, marketing and
    administrative                  1,796      2,837        5,957      8,039
                                  --------   --------     --------   --------
    Total costs and expenses        7,737     9,571        25,244     26,501
                                  --------   --------     --------   --------

Operating income (loss)              (156)    1,061            50      2,407
Other income, net                    (235)   (1,620)         (501)    (1,626)
                                  --------   --------     --------   --------

Income before income taxes             79     2,681           551      4,033

Income taxes                            -         -             -          -
                                  --------   --------     --------   --------
Net income                       $     79    $  2,681     $    551   $  4,033
                                 ========    ========      ========   ========
Net income per share             $   0.01    $   0.24     $   0.05   $   0.38
                                 ========    ========     ========   ========
Weighted average common shares and
  share equivalents outstanding    10,444      10,946       10,809     10,553
                                 ========    ========     ========   ========

The accompanying notes are an integral part of these financial statements.

                          CALIFORNIA MICRO DEVICES CORPORATION
                                   BALANCE SHEETS
                       (Amounts in Thousands, Except Share Data)

                                                  December 31,      March 31,
                                                     1996             1996
                                                  ------------      ---------
                                                   (unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                    $  8,212         $22,150
  Accounts receivable, less allowance for
    doubtful accounts of $681 and $960                 3,450           4,500
  Inventories                                          8,394           6,940
 Other assets                                            690             585
                                                     -------         -------
    Total current assets                              20,746          34,175

Property, plant & equipment, net                      14,450           9,314
Restricted cash                                        3,223             905
Other long term assets                                   425             534
                                                     -------         -------
    Total assets                                     $38,844         $44,928
                                                     =======         =======
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                   $ 3,948         $ 2,832
  Accrued salaries and benefits                          997           1,250
  Other accrued liabilities                            1,821           4,279
  Deferred margin on shipments to distributors           664           1,039
  Current maturities of long-term debt and
    capital lease obligations                            488           1,282
                                                     -------         -------
    Total current liabilities                          7,918          10,682

Long-term debt, less current maturities                7,490           7,490
Capital lease obligations, less current maturities        79             299
Deferred income                                            -             107
                                                     -------         -------
    Total liabilities                                 15,487          18,578

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding  9,718,874 shares          51,876          55,442
  Retained earnings                                  (28,519)        (29,092)
                                                     -------         -------
    Total shareholders' equity                        23,357          26,350
                                                     -------         -------
  Total liabilities and shareholders' equity         $38,844         $44,928
                                                     =======         =======

The accompanying notes are an integral part of these financial statements.

                         CALIFORNIA MICRO DEVICES CORPORATION
                              STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                    (Unaudited)

                                                        Nine Months Ended
                                                           December 31,
                                                        -----------------
                                                          1996       1995
                                                        -------     ------
Cash flows from operating activities:
  Net income                                            $   551     $ 4,033
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Depreciation and amortization                           1,624         995
  Litigation funding                                     (5,000)          -
  Net change in inventories                              (1,454)       (977)
  Net change in accounts receivable                       1,050      (2,554)
  Net change in prepaid expenses
    and other current assets                               (105)      3,603
  Net change in trade accounts payable
    and other current liabilities                        (1,595)      2,046
  CMD/HML - Joint venture                                     -       1,375
  Net change in other long term assets                      109          30
  Change in deferred margin on distributor sales           (375)       (114)
                                                        -------     -------
Net cash (used in) provided by operating activities      (5,195)      8,437
                                                        -------     -------
Cash flows from investing activities:
  Securities purchases                                   (3,131)    (14,643)
  Securities sales                                       15,115       5,207
  Capital expenditures                                   (6,760)     (3,437)
  Net change in restricted cash                            (318)       (224)
                                                        -------     -------
Net cash provided by (used in) investing activities       4,906     (13,097)
                                                        -------     -------
Cash flows from financing activities:
  Repayments of capital lease obligations                (909)       (1,627)
  Repayments of long-term debt                           (212)         (317)
  Proceeds from issuance of common stock                 1,434          308
                                                       -------      --------
Net cash used in financing activities                      313       (1,636)
                                                        -------      -------
Net increase /(decrease) in cash and cash equivalents        24      (6,296)
Cash and cash equivalents at beginning of period          1,512      10,556
                                                        -------     -------
Cash and cash equivalents at end of period              $ 1,536     $ 4,260
                                                        =======     =======
Supplemental disclosures of cash flow information:
  Interest paid                                         $   523     $   608
  Income taxes paid                                           -           -
  Restricted cash                                         2,000           -

The accompanying notes are an integral part of these financial statements.

                         CALIFORNIA MICRO DEVICES CORPORATION

                             Notes to Financial Statements

1.    Basis of Presentation
      ---------------------
  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1996, results of operations for the nine month periods ended December 31, 1996 and 1995, and cash flows for the nine month periods ended December 31, 1996 and 1995. Results for the periods are not necessarily indicative of fiscal year results.

  The condensed financial statements should be read in conjunction with the California Micro Devices Corporation financial statements included with the Company's annual report on Form 10-K for the year ended March 31, 1996.


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


3.    Inventories
      -----------

  The components of inventory consist of the following:

                                  (Amounts in Thousands)
                             December 31,      March 31,
                                1996             1996
                             -----------      ----------

     Raw materials             $1,269           $1,093
     Work-in-process            4,157            3,949
     Finished goods             2,968            1,898
                               ------           ------
                               $8,394           $6,940
                               ======           ======
4.    Litigation
      ----------
  Reference should be made to the Company's filings with the SEC, including its reports on Forms 10-K, 10-Q and 8-K for fiscal year 1996 and subsequent. In addition to the matters reported therein, the following legal proceedings have taken place which, where applicable, supersede those matters previously reported:

  In connection with the purported class action litigation previously reported, on January 14, 1997, Judge Vaughn R. Walker of the United States District Court for the Northern District of California issued an order preliminarily approving the settlement described in the Company's announcement of September 16, 1996. That order set March 7, 1997, as the date for the final settlement hearing. As a result of that hearing, the court may either finally approve the settlement and plan of allocation (in which case, the class action is terminated), approve the settlement and reject the plan of allocation (in which case the settlement is stayed until class counsel proposes an acceptable plan), or the court can reject the settlement.

  The terms of this settlement have been previously discussed in the Company's prior filings with the S.E.C. Generally, the proposed settlement calls for the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. The new shares will be accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (which average price is less than $11.50) over the three years following the issuance of the CVR.
The CVR expires at the end of the three year period or when the $11.50 price is met, which ever occurs first. In addition, the Company will pay
$2,000,000 into a restricted account as a guarantee for the CVR.

  The terms of this proposed settlement differ from those negotiated in 1995. However, the aggregate amount of consideration to be paid by the Company, in cash and common stock, is the same in both settlements. The present proposed settlement reflects a substantial reduction in the common stock component (from 1,500,000 shares down to 608,696 shares) and a substantial increase in cash (from $1,000,000 to $6,000,000). Pursuant to the terms of the proposed agreement, the Company has deposited the cash component of the settlement in a trust account controlled by counsel for the class and has booked as restricted cash the guarantee for the CVR. If the proposed settlement is not approved, these monies will be returned, with accrued interest, to the Company.

  Because the completion of the settlement is subject to court approval, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements. However, based on the information presently available to it, the Company believes that any settlement of this matter will involve terms that are comparable in aggregate value to those described above.


5.    Net Income Per Share
      --------------------

  Net income per share for each period is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the periods.
                                     6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ----------------------

Results of Operations

Product sales for the quarter ended December 31, 1996, decreased by $3,021,000, or 28%, compared to the quarter ended December 31, 1995, due primarily to decreased sales into the computer and telecommunications segments. Thin film products represented approximately 52% of product sales for the quarter ended December 31, 1996, compared to 63% of product sales for the year ago quarter.

  Product sales for the nine month period ended December 31, 1996, decreased by $3,654,000, or 13%, also due to the decreased sales into the computer and telecommunications segments. For the nine months ended December 31, 1996, thin film products represented approximately 56% of sales, compared to approximately 64% in the nine months ended December 31, 1995.

  The decrease in product sales for both the three and the nine months ended December 31, 1996, as compared with year-earlier periods, relates primarily to inventory reductions by the Company's customers and to reduction in price. Additionally, some of the Company's customers have lost market share in certain key areas, and some customers have delayed production on products where the Company has design wins.

 Technology related revenues, relating to engineering projects partially funded by Hitachi Metals, Ltd. (HML), increased by $40,000, or 4%, in the nine months ended December 31, 1996, compared to the year earlier period due to the completion of some projects and the timing of cost reimbursement billings to Hitachi.

  Gross margins as a percentage of net product sales were 32% for the quarter ended December 31, 1996, compared to 42% for the year earlier quarter, and were 34% for the nine months ended December 31, 1996, compared to 43% for the nine months ended December 31, 1995. The decrease in gross margin for both the quarter and nine month periods was due primarily to a change in product sales mix, reflecting increased mix of packaged devices which involve considerable external expenditures, such as packaging and freight, and reduced sales of product in die form, which absorb considerable fixed internal overhead without requiring additional external expenditures. The sequential decrease in gross margin percent from 36% in the quarter ended September 30, 1996, to 32% for the quarter ended December 31, 1996, was due primarily to decreased mix of thin film products partially offset by cost reduction efforts, including two plant shutdowns during the quarter ended December 31, 1996.
The Company has also witnessed pricing pressure as a result of a general turndown of sales in the passive and semiconductor industries.

  Research and development expenditures increased by $164,000, for the quarter ended December 31, 1996, compared to the same prior year quarter, and by $705,000 for the nine months ended December 31, 1996, compared to the year-earlier period, primarily due to increases in projects related to the Company's new P/Active(TM) family of termination and filtering products, as well as other new semiconductor products.

  Selling, marketing and administrative costs decreased overall and as a per-centage of sales for both the quarter and nine months ended December 31, 1996, when compared to the year earlier periods. The Company is keeping tight control of general expenses but is continuing to make selective investments in people and materials to expand its marketing and sales activities. With the reduction in profits, management and other bonuses are much lower than a year ago.

 As a result of the factors discussed above, operating income for the quarter and nine months ended December 31, 1996, was ($156,000) and $50,000, respectively, compared with $1,061,000 and $2,407,000, respectively, in the year earlier periods.

  Other (income)/expense for the three and nine months ended December 31, 1995, includes a one-time gain of $1,576,000 from the sale of the Company's interest in Cell Access. Other (income)/expense for the three months and nine months ended December 31, 1996, includes a one-time gain of $185,000 from the receipt of the Company's remaining interest in Cell Access.

  No income taxes were accrued for the quarter and nine months ended December 31, 1996, due to the availability of tax loss carryforwards.

  The weighted average shares outstanding decreased to 10,444,000 shares for the three months ended December 31, 1996, and increased to 10,809,000 million shares for the nine months period. This compares to the 10,946,000 shares and 10,553,000 shares in the year earlier periods. The reduction of shares during the current period was due to the effect of factoring in the reduced number of shares required for the tentative settlement of shareholder class action lawsuits after December 16, 1996. In addition, 304,090 shares of common stock were issued through the exercise of stock options and the employee stock purchase plan during the nine months ended December 31, 1996.

  Earnings per share were $0.01 and $0.05 for the three months and nine months ended December 31, 1996, compared to $0.24 and $0.38 for the three months and nine months ended December 31, 1995. Included in the December 31, 1995, figures was $0.14 per share related to the gain from the sale of the Company's interest in Cell Access. Without such gain, earnings per share would have been $0.10 and $0.24, respectively.


Liquidity and Capital Resources

  The Company's cash and short term securities decreased by $13,938,000 from $22,150,000 on March 31, 1996, to $8,212,000 on December 31, 1996, primarily due to capital expenditures and payments related to the revised tentative settlement of shareholder litigation. Capital expenditures totaled of $6,760,000, which included end-of-lease equipment buy-outs of approximately $1,900,000. The remaining capital expenditures of approximately $4,900,000 consisted primarily of selected investments to enhance manufacturing efficiency and capacity and investments in new computer systems and software. Of this amount, $1,100,000 of new manufacturing equipment delivered at the end of the quarter was included in accounts payable at December 31, 1996. In addition, the Company reached a revised tentative settlement of the shareholders' litigation which, in accordance with the revised tentative settlement agreement, included a cash payment of $5,000,000 to the plaintiffs in December 1996, and the classification of $2,000,000 as "restricted cash" as of December 31, 1996. See Note 4 of Notes to Financial Statements. Also, as discussed below, other accrued liabilities decreased by $2,458,000.

  Inventories increased by $1,454,000, or 21%, from March 31, 1996, due to increased raw materials of $176,000, work-in-process inventories of $208,000, and finished goods of $1,070,000. The increase in work-in-process reflects increase in die bank inventory to improve customer response times and the increase in raw materials represents higher levels of silicon wafers which had previously been in short supply. The Company increased the level of finished goods in order to respond to the short lead times being provided by customers and in an attempt to anticipate customer requirements.

  Accounts receivable decreased by $1,050,000, from March 31, 1996, as compared to December 31, 1996, due to decreased sales. Gross days sales outstanding, computed on quarterly sales, were 51 days at December 31, 1996, compared to 47 days at March 31, 1996. The increase in days sales outstanding is due to lower level of sales combined with the timing of these sales later in the quarter ended December 31, 1996, when compared to sales activities for the quarter ended March 31, 1996.

 Accrued salaries and benefits decreased $253,000, or 20%, from March 31, 1996, due to lower headcount, decreased bonus expense, and reduced vacation accruals due to employees use of accrued vacation time during four Company-wide shut downs.

  Accounts payable increased $1,116,000, or 39% from March 31, 1996, due to $1,100,000, of new manufacturing equipment delivered at the end of the quarter. The Company intends to obtain lease financing for this equipment.

 Other accrued liabilities decreased $2,458,000, or 57%, from March 31, 1996, due primarily to payment of legal bills previously reserved, reduced liability for advances on engineering projects, and reduced sales commissions.
                                       8

  Deferred margin on shipments to distributors decreased $375,000, from March 31, 1996, due to reduced distributor inventories and the change in mix to lower margin products in distributor inventories.

  The Company expects to be able to fund its liquidity needs for at least the next twelve months through its existing cash balances, cash flows from operations, lease financings, and available bank borrowings under its line of credit. The Company has a bank line of credit, expiring July 31, 1997, under which it can borrow up to $3,000,000, at prime, collateralized by short term investments managed by the bank. As of December 31, 1996, there have been no borrowings against this line of credit.


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

                               PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.
          -----------------
  Reference should be made to the Company's filings with the SEC, including its reports on Forms 10-K, 10-Q and 8-K for fiscal year 1996 and subsequent. In addition to the matters reported therein, the following legal proceedings have taken place which, where applicable, supersede those matters previously reported:

  In connection with the purported class action litigation previously reported, on January 14, 1997, Judge Vaughn R. Walker of the United States District Court for the Northern District of California issued an order preliminarily approving the settlement described in the Company's announcement of September 16, 1996. That order set March 7, 1997, as the date for the final settlement hearing. As a result of that hearing the court may either finally approve the settlement and plan of allocation (in which case, the class action is terminated), approve the settlement and reject the plan of allocation (in which case the settlement is stayed until class counsel proposes an acceptable plan), or the court can reject the settlement.

  The terms of this settlement have been previously discussed in the Company's prior filings with the S.E.C. Generally, the proposed settlement calls for the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. The new shares will be accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (which average price is less than $11.50) over the three years following the issuance of the CVR.
The CVR expires at the end of the three year period or when the $11.50 price is met, which ever occurs first. In addition, the Company will pay
$2,000,000 into a restricted account as a guarantee for the CVR.

  The terms of this proposed settlement differ from those negotiated in 1995. However, the aggregate amount of consideration to be paid by the Company, in cash and common stock, is the same in both settlements. The present proposed settlement reflects a substantial reduction in the common stock component (from 1,500,000 shares down to 608,696 shares) and a substantial increase in cash (from $1,000,000 to $6,000,000). Pursuant to the terms of the proposed agreement, the Company has deposited the cash component of the settlement in a trust account controlled by counsel for the class and has booked as restricted cash the guarantee for the CVR. If the proposed settlement is not approved, these monies will be returned, with accrued interest, to the Company.

  Because the completion of the settlement is subject to court approval, there can be no absolute assurance that the ultimate resolution of this litigation will be in the amount and form which the Company has recognized in its financial statements. However, based on the information presently available to it, the Company believes that any settlement of this matter will involve terms that are comparable in aggregate value to those described above.

ITEM 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

       (a)  Exhibits
            (i)   Exhibit 11    Computation of Per Share Earnings

            (ii)  FDS           Financial Data Schedule

       (b)  Reports on Form 8-K

            (i)   On October 11, 1996, the Company filed a Form 8-K, under
             Item 7, reporting the release of certain information regarding the Company's expected second quarter 1997 financials.

            (ii)  On October 25, 1996, the Company filed a Form 8-K, under
            Item 7, reporting the release of certain information regarding the Company's second quarter 1997 financials.

            (iii) On November 20, 1996, the Company filed a Form 8-K, under
            Item 5, reporting the release of certain information regarding the
             Company's history, products, and future plans.

            (iv)  On December 13, 1996, the Company filed a Form 8-K, under
            Item 5, reporting the release of certain information regarding the approval of the Company's preliminary settlement of class action lawsuits previously filed against it.

            (v)   On January 23, 1997, the Company filed a Form 8-K, under
            Item 7, reporting the release of information regarding advanced guidance regarding the Company's third quarter 1997 financial condition.

            (vi)  On January 23, 1997, the Company filed a Form 8-K, under
            Item 7, reporting the release of information regarding the Company's third quarter 1997 financials.

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



                         CALIFORNIA MICRO DEVICES CORPORATION
                         ------------------------------------
                                    (Registrant)



Date:  February 10, 1997

                                  /s/ John E. Trewin
                                  --------------------------------
                                  John E. Trewin
                                  Vice President and Chief Financial Officer

                                    EXHIBIT 11

                          CALIFORNIA MICRO DEVICES CORPORATION
                            Computation of Per Share Earnings
                        (Amounts in Thousands, Except  Share Data)
                                     (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                     December 31,              December 31,
                                    1996       1995        1996       1995
                                   -------   -------     -------    -------
Net income                         $    79   $ 2,681     $   551     $ 4,033
Weighted average common
  shares outstanding                10,333    10,229      10,400       9,930

Common equivalents attributable to:
  Options and warrants                 111       717         390         601
                                   -------   -------     -------     -------

Total weighted average common and
  common equivalent shares
  outstanding                       10,444    10,946      10,790      10,531
                                   =======   =======     =======     =======

Net income per share              $  0.01   $  0.24     $  0.05     $  0.38
                                  =======   =======     =======     =======
FULLY DILUTED
Weighted average common shares     10,333    10,229      10,400       9,930

Common equivalent attributable to:
  Options and warrants                111       717         409         623
                                  -------   -------     -------     -------
Total weighted average common and
  common equivalent shares
  outstanding                      10,444    10,946      10,809      10,553
                                  =======   =======     =======     =======
