Form 10-K
period 1997-03-31
CALIFORNIA MICRO DEVICES CORP
filed 1997-05-29
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended: March 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-15449

                      CALIFORNIA MICRO DEVICES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

              California                                  94-2672609
              ----------                                  ----------
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

          215 Topaz Street, Milpitas, CA                  95035-5430
          ------------------------------                  ----------
     (Address of principal executive offices)             (Zip code)

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
                                 Yes  X   No
                                     ----     ----
Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.
                                 Yes  X   No
                                     ----     ----

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1997, was approximately $51,682,000.00 based upon the last sale price of the common stock reported for such date on the NASDAQ National Market System. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 1997, the number of shares of the Registrant's common stock outstanding were 9,741,124.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held July 18, 1997.

                                     PART I


      This report  contains  forward  looking  statements  within the meaning of
      Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements regarding revenues, orders and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward looking statements as a result of factors set forth below and elsewhere in this Form 10-K.

ITEM 1. BUSINESS.

General

The business  strategy of  California  Micro Devices  Corporation  ("CMD") is to
develop and capitalize on the high growth market for Thin Film Passive Electronic Components and related semiconductor solutions. The Company serves Original Equipment Manufacturers (OEM) and End User electronic systems manufacturers who need higher performance, higher density, lower cost, unique functionality, and faster time to market. The Company combines multiple Thin Film Passive Electronic Components (resistors and capacitors) and/or semiconductor devices into solutions for many of the industry's most difficult problems, and allow CMD customers to build systems which provide superior value to their users. CMD has forged a leadership position by combining proprietary materials, process, semiconductor, and design technologies while providing specialized applications support to its customers.

CMD's thin film networks fall into two basic categories: The Company's new P/Active(TM) circuits incorporate the latest in high frequency, high density, high reliability technology in Application Specific Passive Networks (ASPN(TM)) for high volume industry standard applications, or devices which complement industry leaders' semiconductor solutions. The second category is the traditional IPEC(TM) family, which consists of custom and general purpose devices for solving unique customer problems.

Unlike traditional discrete component products which were developed during the age of the transistor, CMD's products combine the features of higher performance, higher density, and lower total system cost to complement many of today's most sophisticated and cost effective integrated circuit based systems. Applications in fields such as high speed computers and peripherals, telecommunications, networking, and medical instrumentation demonstrate the value which CMD can bring to almost any electronics application.

CMD also designs, manufactures and sells certain semiconductor products (primarily analog and mixed signal products for the telecommunications industry). These sales are a significant portion of the Company's business, accounting for approximately 40% of product sales over the last three fiscal years. Sales of older products, which have historically constituted the bulk of the Company's semiconductor revenue, continue to decline, while sales of new products for mobile communications, plus the onset of revenue from foundry services and many of CMD's new P/Active(TM) circuits, have begun to rejuvenate the semiconductor portion of the Company's business.

CMD has a relationship with Hitachi Metals Ltd., a subsidiary of Hitachi Ltd., that involves equity participation, product development, plus manufacturing, marketing and non-exclusive worldwide distribution rights. During fiscal 1997, CMD recognized $1.4 million in technology revenue from Hitachi and $2.1 million of product revenue.

CMD was incorporated in 1980 and has been public since 1986. It utilizes 86,000 square feet of facilities in Milpitas, California and Tempe, Arizona.

Passive Components

Passive components - principally resistors and capacitors - are used in virtually all electronic products. They filter, condition, shape, terminate and improve the characteristics of the electrical signals used and transmitted by active components such as microprocessors, Application Specific Integrated Circuits ("ASIC's") and dynamic random access memories ("DRAM's"). Although the role of passive components has changed over the years, their usage has continued to grow with the transition to higher levels of semiconductor integration. For many years the number of passive components in systems such as the personal computer was decreasing, being offset in the market by increasing numbers of systems. However, in the last few years there has been a reversal of this trend. The number of passives in a PC reached a minimum with the 486 generation and is now showing dramatic increases in the Pentium(R) and Pentium Pro(R)(1) and equivalent workstation generations. Similar trends are occurring in other areas where new functionality and higher frequencies are being incorporated in state of the art systems, dramatically increasing the demands on passive components.

According to industry sources, the worldwide market for selected passive components includes over $5.0 billion for resistors and resistor networks, and over $9.0 billion for capacitors. Unit consumption continues to grow significantly, driven by the increasing complexity of products such as personal computers, networking equipment and telecommunications devices, and the increasing volume of portable products such as cellular phones, personal communication systems ("PCS"), pocket pagers, personal digital assistants ("PDA's") and notebook computers. In addition, market growth has been augmented by greater electronic content in products such as automobiles and appliances. During calendar year 1996, over-capacity in the passives industry led to significant price reductions so that even in the face of increased unit demands, total industry revenue declined. Given the enormous diversity of requirements which have developed over the years, CMD can address only a small portion of the overall market for passive components; however, it is positioned in some of the larger and most rapidly growing segments.

The target applications for CMD's passive devices are those traditionally served by multi-layered ceramic capacitors ("MLCs") and thick-film resistors interconnected on PC boards. The materials used in these products are inherently difficult to process into the fine line, tight tolerance circuit patterns demanded by today's high performance electronic systems. Passive components so manufactured, which comprise most of the worldwide market for resistors and small value capacitors, are generally discrete components, able to perform only a single function per device. The nature and variety of materials involved in MLCs and thick film resistors limit the ability of thick film manufacturers to integrate combinations of resistors and capacitors into a single circuit.

In contrast, continuing improvements in silicon fabrication technology have enabled integrated circuit manufacturers to integrate increasing numbers of active components, principally transistors, onto single semiconductor chips. This integration has increased the number of functions performed by each chip, improved performance, and significantly reduced the cost per function. While thick film manufacturers have attempted to integrate resistors into networks since the 1970's, they have achieved only limited integration. The failure of passive components to match the improvements in active components has led to a relative increase in the cost of using passive components as compared to the cost of the surrounding active elements, increased the proportion of space occupied by passive components on many printed circuit boards ("PCB'-s"), and in some cases limited the ability of system designers to take advantage of higher performance integrated circuits. This is the opportunity CMD looks to exploit. Most of the traditional thick film passive manufacturers have acknowledged the advantages of thin film devices and announced their intention to enter the market.

CMD's Goal/Strategy

The Company's goal, as the leader in integrated thin film passive components, is to create a high growth company by converting significant portions of the thick film passive market to its thin film technology. CMD's strategy for achieving this is to target specific market segments which place a high value on CMD's capabilities, develop solutions to targeted high volume applications (standard or custom), and leverage its thin film and semiconductor expertise - which it believes is a unique combination in the industry - to provide products with significant cost, size, performance and reliability advantages over traditional
passive  components.   The  Company  also  intends  to

 _______________________
(1)Pentium and Pentium Pro are registered trademarks of Intel Corp.

leverage its base of thin film technology to enhance its semiconductor technology and to provide components which compliment its unique passive solutions to customer problems. Key elements of the Company's strategy include:

        Target High Volume Solutions - The Company targets manufacturers of products in growth markets such as personal computers, cellular phones, pagers, networking, wireless computer networks and high performance graphics workstations, all of which have an increasing need for higher performance, higher density passive components. The Company attempts to identify common high volume applications or, when appropriate, designs customized solutions to meet particular customer applications.

        Commit to Technology Leadership - CMD uses its extensive thin film processing and materials expertise in combination with its semiconductor capabilities to develop and expand its product technology. During fiscal 1997, the Company increased its investments in research and development for new process and product technology despite a decline in sales. The Company is pursuing the use of new device structures in order to expand the product capabilities and serve a broader segment of the passive component markets. The Company is also using its expertise in integrating different components to develop combinations of passive components and certain active components (such as MOS transistors and Schottky diodes), into its P/ActiveTM solutions.

        Maintain Position as Low Cost Solution Provider - CMD believes that, through the use of its thin film technology, it provides one of the lowest total cost solutions for its customer's passive component needs. The Company intends to maintain this position and during fiscal 1997 made significant capital and technology investments to enhance its position. CMD also made a major transition during fiscal 1997 by moving large portions of its test and finish operation into lower cost Far East contractors.

        Leverage the Capabilities of CMD's Semiconductor Technology - CMD has historically had a highly underutilized semiconductor capability. Besides utilizing these capabilities to enhance the Company's P/ActiveTM solutions, the Company has begun doing foundry work (contract wafer manufacturing) for other semiconductor manufacturers. While this provides a lower margin than CMD's traditional products, it provides an opportunity for additional fixed cost absorption, and allows the Company to fine tune its manufacturing operations for high volume. In addition, the Company has been developing its own new semiconductor products for the mobile telecommunications market and other custom applications, as well as new for its P/Active thin film products.

P/Active(TM) Technologies

In the Spring of 1996, CMD introduced it's new P/ActiveTM family of integrated passive components. These devices represent a major step forward in the development of high performance passive components.

Historically, integrated thin film passive components have been built on silicon wafers. But for all intents and purposes, the silicon was incidental to the devices themselves. Silicon wafers are relatively cheap, readily available, extremely high quality, and are supported by many generations of semiconductor processing equipment. They make an outstanding vehicle on which to deposit thin films for creating higher performance passive components. But the role of the silicon was historically that of an inactive carrier.

In late calendar 1990 and early 1991, CMD made the first change in this role when it introduced a family of multiple Resistor-Capacitor configurations in a package. As originally conceived, construction of these devices would have involved the deposition of multiple layers of conducting and insulating thin films on the top of the traditional "passive" silicon substrate, using metal films to interconnect them. CMD pioneered a method of using very low resistance semiconductor wafers for the substrate to interconnect the common ground node of all the capacitors through the "silicon interconnect" provided by the wafer, instead of using metals. These products were a major success, providing new levels of performance and reliability.

California Micro Devices new P/ActiveTM family recognizes the power of this concept and extends it further. In the P/ActiveTM family, the silicon substrate fills a variety of roles. In some products, it is used to provide this original silicon interconnect function although in additional configurations. In some, the silicon is used to provide controlled ground plane characteristics so that devices have uniform operating characteristics. In others, ESD protection mechanisms for high performance capacitors are created in the substrate and integrated with the passives. And in still others, the integration of Schottky diodes both as simple networks and in combination with other passive devices is provided.

In summary, CMD has changed the traditional role of the silicon wafer in thin film passives from being a non-contributing, passive carrier upon which thin films were deposited, to that of an active part of the functioning device, extracting the full measure of capability from the silicon substrate to provide customer solutions that have performance exceeding the limitations of traditional devices. CMD's semiconductor capabilities are central to this solution.

The CMD  Solution/Advantages

CMD integrates multiple passive elements into a single integrated circuit. The Company believes that its thin film products have the following desirable advantages over traditional thick film technology components:

        Lower Total Cost Solutions - Manufacturers of electronic products face intense price competition. By integrating multiple passive elements on a single chip, the Company is able to offer a lower total cost solution than that offered by most discrete passive component manufacturers. The cost of purchasing and placing one of the Company's thin film integrated resistor/capacitor networks - which may combine 18 resistors and 18 capacitors in a single surface mount package - can be as much as 50% less than the cost of purchasing and installing an equivalent number of thick film discrete elements. The Company's PAC 1284 solution for the parallel ports of PC's and Workstations replaces 36 discrete resistors, 18 capacitors, and the equivalent of 36 ESD protection diodes with two miniature IC packages. The customer can realize further cost savings by reducing the size of the printed circuit board ("PCB"), eliminating board interconnection, and by using industry standard semiconductor insertion equipment for assembly.

        Smaller Size for Miniaturization and Portability - Consumer demand for smaller, more portable products has created a need for smaller PCB's. Passive components can require significant space on the PCB, limiting either the ability to shrink product size or to incorporate additional features. This is particularly important in devices such as portable computers, cellular phones and pagers. The integration of multiple passive elements on a single integrated circuit reduces the size and weight of the passive components. For instance, cellular phones generally require hundreds of discrete semiconductors and passive components which can consume as much as 30% of the PCB space. One of the Company's IPEC(TM) products, which integrates 18 capacitors and 18 resistors, reduces the space used on the PCB by up to 80% compared to the use of the same number of discrete elements. Discrete components have been introduced in smaller sizes such as the newer format called 0402 in an attempt to provide some of this space savings. But such tiny devices create significant assembly, rework, and reliability problems for manufacturers which significantly increases costs. It appears that discrete passive components may be reaching the limits of size reduction and there is increasing interest in integrating more components in a given package as CMD is doing.

        Performance at Higher Frequencies - The increasing use of faster microprocessors in computers and higher frequencies in communication products has created a significant demand for improved passive component performance. Traditional passive components do not perform well at many of today's higher frequencies due to a variety of problems including variation of characteristics with frequency, signal matching delays, and performance inconsistencies between devices and the PCB's in which they are used. These problems often keep higher frequency systems from operating properly. The Company's thin film technology components perform well at high frequencies due to the inherently smaller size of the component and the ability to achieve consistent placement of the components relative to each other. The Company's new products, such as the PAC RC family of filters, operate properly at up to 10 times the frequency of traditional discrete components. Other devices such as the PAC RG family for the Pentium Pro(R) and other high performance microprocessors have been characterized at frequencies up to 10 GHz (well beyond the functional limits of traditional devices) to provide customers with the operating range they need for the operation of present and next generation systems.

        New EMI/RFI Filtering Capabilities - Electronic systems designed to operate at high frequencies can emit high levels of Electromagnetic Interference/ Radio Frequency Interference (EMI/RFI). These emissions are strictly regulated by the Federal Communications Commission ("FCC") and the European community. Because systems manufacturers can only test for the existence of EMI/RFI emission problems late in the product design cycle, non-compliance with FCC requirements can result in delayed product introductions. As products run at higher frequencies and become smaller and more mobile, the difficulty in suppressing these emissions increases. The Company's filters are capable of suppressing EMI/RFI noise by as much as 10X more than combinations of thick film components at high frequencies. The Company believes that this provides a significant advantage for state of the art digital cellular phones, high performance microcomputers and workstations as well as other portable electronic equipment. CMD's new P/ActiveTM filters are effective to over 3 GHz, as much as 10 times the frequency at which traditional capacitors stop acting like capacitors and start looking like inductors (stop filtering). This can result in fewer problems in final FCC testing.

        Improved Reliability - In addition, the Company's thin film technology is more reliable than traditional thick film technology due to greater tolerance to hostile environmental conditions and the reduction in the number of component interconnections. The Company's use of reliable processes common to the semiconductor industry eliminate many of the problems with solder migration, cracking and peeling, sensitivity to environmental conditions, and poor solder joints which often accompany the use of thick film technologies. Additionally, the Company's new P/ActiveTM circuits have enhanced electrostatic discharge
(ESD) protection to minimize the possibility of damage during the manufacturing process. In the case of CMD's PAC 1284 parallel port filter (for PC's and workstations), the additional ESD protection also contributes to protecting the high performance semiconductors used for these functions.

Sales and Marketing

The Company has focused its marketing efforts in the areas of personal computers and their peripherals, portable communications devices, high performance workstations, and networking systems. Additionally, the Company focuses its efforts on major world wide electronic system manufacturers who participate in these segments and where the Company feels it has the greatest opportunities. This often implies a longer design-in cycle, but greater long term business potential.

The Company works with existing and potential new customers to identify passive and specialized semiconductor component needs which the Company's capabilities address, and seeks to have customers design the Company's products into the customer's electronic systems. The Company facilitates these efforts by providing customized solutions to meet customer design requirements. These customized designs, and the knowledge acquired during the process, can often be used to create standard products which the Company can then offer for similar application requirements in other areas.

During fiscal 1997, the Company continued to strengthen its marketing applications efforts to understand in detail the problems facing manufacturers in its chosen segments, so as to be able to specify and ultimately design Application Specific Passive Networks (ASPN's(TM)) which satisfy the needs of multiple customers. In essence, the Company is becoming a value-added partner with both customers and leading vendors of semiconductor devices to provide the knowledge and the passive networks to complement the active devices in a system.

CMD sells its products to OEMs and distributors. The Company's sales channels consist primarily of independent regional sales representatives supported by the Company's sales force, which is located in Milpitas, California and in three regional sales offices. The Company believes that independent sales representatives generally provide an effective sales force at a lower cost than a dedicated internal sales force. Independent sales representatives are generally able to leverage their sales efforts by offering multiple, although normally not competing, products from different vendors to their customers. The Company's major accounts are also supported by headquarters directed efforts of the sales, marketing and applications engineering staff.

The Company sells through distributors, both in the U.S.A. and in the Far East and Europe, to provide sources of its products at locations close to the customers. As the Company's standard product line expands, the Company expects that more of its sales may be through national, international, and regional distributors. Distributors are particularly effective in serving smaller customers and those with particular service requirements.

During fiscal 1996, the Company hired a new Vice President of Marketing and an experienced regional sales manager for its Western region. It opened its first international technical support operation in Taiwan. There were also internal organization shifts to leverage the experience and knowledge base of existing personnel. Additionally, CMD continued to make changes to its list of representatives to secure firms whose customer list and general product mix are complementary to CMD's target markets and customers. The Company has been expanding headquarters sales and marketing resources with experienced marketing engineers and applications engineers to support all its sales and distribution activities.

As the fiscal year came to a close, the existence of significant shareholder litigation in connection with events in 1994 began to fade as an impediment for the Company in doing business with some potential customers. This should not be a significant factor in fiscal year 1998.

The Company's foreign product sales accounted for 36%, 31%, and 33% of net product sales for fiscal year ended March 31, 1997, the fiscal year ended March 31, 1996, and the nine months ended March 31, 1995 respectively. The Company uses independent foreign sales representatives and distributors to provide international sales support. The Company expects that international sales will continue to represent a significant portion of its sales for the foreseeable future. The Company's sales are denominated in US dollars to avoid currency risk.

A significant portion of the Company's sales are made to a relatively small number of customers. In fiscal 1997, Motorola accounted for 11% of net product sales. However, CMD has diversified both its customer base and product mix during fiscal 1997 with a significant increase in business to the portable phone and pager markets and recent progress in the networking areas. It remains a goal of the Company to get more balanced penetration and become less susceptible to swings in any specific application area or with any given customer.

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

In addition, the Company derives technology revenue and revenue from product sales through agreements with Hitachi Metals Ltd.

Products

Thin Film Products

The Company's thin film product offerings fall into two categories:

o CMD's new P/Active(TM) family of components which optimize high frequency performance, density, reliability, and other capabilities. These devices are Application Specific Passive Networks (ASPN(TM)) targeted to solve industry standard applications, or to complement the semiconductor offerings of the industry's leading chip suppliers.

o IPECs(TM), the Company's traditional custom products which are cost effective for customers with unique high volume requirements or who can take advantage of CMD's capabilities to provide tight tolerances, low temperature coefficients, tight matching between components, or other special characteristics.


All these devices provide the benefits of combining multiple thin film resistors, capacitors, diodes, etc. in single high density packages. Resistors impede the flow of electrical current and dissipate electrical energy as heat. They are used to divide, pull-up/pull-down voltage, terminate and control current and filter out noise. Capacitors store electrical charges and pass alternating current while blocking direct current. Integrated resistors-capacitors are used for a variety of purposes including filtering electromagnetic radio frequency interference, creating high-pass or low-pass filters, and terminating transmission lines. Resistor-capacitor-diode networks clamp (limit the magnitude of) voltage swings as well as filter electrical signals.

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

The Company sells these products both in standard semiconductor industry packages, primarily Surface Mount Technology (SMT), and as unpackaged die. Packaged devices represent the dominant portion of the Company's business. As the pressure for higher performance and density continues to mount on systems manufacturers, there is growing interest in the Company's capability to provide "bumped" die for flip chip assembly.

As electronic circuits increase in performance, it becomes more important that component values be more precise and vary as little as possible over a wide range of operating conditions. The Company's products are continually being optimized to maintain their fundamental characteristics and tolerances over wide ranges of frequency and temperature. Much of the Company's research and development is directed into these efforts.

Semiconductor  Products

The Company's semiconductor facilities are nominally limited to the production of CMOS or BiCMOS circuits using greater than 1.5 micron minimum feature size. This requires the Company to focus on specialized circuits, rather than competing at the leading edge of the semiconductor technology.

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

Technology

Thin Film Processes

The Company has built upon over 15 years of thin film experience with the military and aerospace market to develop its commercial technology, and the Company believes that this expertise provides it with a significant technical advantage over its competitors. "Thin film" refers to the deposition of various materials atom by atom in very thin layers on a suitable substrate. The Company is able to deposit/grow films in layers as thin as 0.01 microns, which is approximately 1,000 times thinner than typical thick film layers.

Thin film processing involves the deposition of multiple thin layers of materials, one layer at a time. The number and the sequence of layers depends on the level of integration of the passive components and the type of devices being fabricated. To integrate resistors and capacitors, the process includes the deposition of an insulating layer, resistive material, capacitor dielectric material, interconnecting layers for external connection (pads), passivation layers and potentially several interface layers. CMD's new P/ActiveTM family of resistor-capacitor devices also includes the provision of semiconductor based ESD protection devices to insure greater reliability for these very high frequency devices. If diodes or transistors are added, the structure is more complex, requiring the addition of a number of metallic and dielectric thin film layers in addition to the underlying semiconductor technology. The Company uses conventional semiconductor photolithography to create the circuit patterns. However, many of the other processes are more complicated due to the thinness of layers and diversity of materials. The Company applied for four patents on new thin film passive technologies during fiscal year 1997.

Manufacturing

The Company's manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, as well as other factors which can affect yields. The Company currently operates wafer fabrication facilities in Milpitas, California and Tempe, Arizona. The Milpitas facility includes a 10,000 square foot clean room and primarily uses 4 and 5 inch round and 4 1/2 inch square wafers to manufacture thin film passive components. The Tempe facility, acquired from GTE in 1987, includes a 16,000 square foot clean room and is equipped for five inch wafer fabrication of both thin film and semiconductor products. The Company estimates that its wafer capacity utilization for the year ended March 31, 1997, was approximately 40% in Tempe and 40% in Milpitas. Obtaining full wafer fabrication capacity from both of these locations would require moderate additional capital expenditures.

During fiscal 1997, both the Milpitas facility and the Tempe facility received ISO 9000 certification. This certification is an internationally recognized acknowledgment that the Company has established and adheres to detailed operational controls.

CMD manufactures its products using industry standard semiconductor wafer fabrication equipment that the Company modifies as necessary to produce thin film products. The Company has historically purchased used processing equipment at significantly lower cost than new equipment, but also began purchasing new equipment for some operations during fiscal year 1997 where it could be shown to be more cost effective. The Company has also reduced costs by optimizing its designs, reducing the size of the individual components by circuit pattern line width reduction, and developing new device structures.

During fiscal 1996, and continuing in fiscal 1997, the Company made substantial investments in capital equipment to both upgrade its capabilities and to increase capacity in areas such as test and finish of thin film products. Much of the Company's equipment is very old, resulting in higher maintenance costs, more down-time, and in some cases the risk of the unavailability of spare parts or the expertise to maintain the equipment. Selective investments in capital equipment will enhance productivity and improve costs, as well as increase the Company's revenue potential.

The Company anticipates converting certain of its fabrication operations from 5 inch to 6 inch wafers during the next couple of years. Five inch wafers are no longer considered to be economically viable for many applications and there is a risk of supply as vendors direct their resources to larger wafer sizes. This transition will not be attempted in totality until the utilization of the existing facilities is significantly increased. Within CMD, this conversion will generally be accomplished by the conversion of existing equipment and purchase of used equipment. All the equipment which is currently being purchased is suitable for 6 inch wafers, so that by the time a conversion is deemed appropriate, much of the required equipment will be in place.

The Company uses subcontractors in Asia, primarily Thailand and Malaysia, for assembly and packaging most of its product. Although the Company has not typically experienced any significant disruption of deliveries due to the use of foreign subcontractors, this common industry practice is subject to political and economic risks. The volatility of the semiconductor industry has occasionally resulted in shortages of subcontractor capacity and other disruptions of supply. This capacity was in short supply during much of fiscal 1996, but is presently in ample supply as a result of additional investments by vendors coupled with a slowdown in the semiconductor industry growth rate.

During fiscal 1997, CMD began testing and finishing a large portion of its product at the site of the assembly vendors, and the proportion of the Company's product tested there is expected to continue to increase. CMD has also begun to "drop-ship" product from these assembly vendors to customers. This has the effect of both saving freight charges and reducing the delivery cycle time. However, it increases the Company's exposure to disruptions in operations not under its direct control and has required the Company to enhance its MIS systems to coordinate this remote activity.

As a result of the transfer of high volume testing to the Far East, CMD was able to vacate its two small leased facilities in Tempe, Arizona during the latter half of fiscal year 1997 and consolidate its remaining operations in the larger owned facility. The two smaller facilities were sub-leased, thereby reducing the Company's cost structure.

Management Information Systems

In the last half of fiscal 1996, CMD installed new management information systems for work in process tracking, order processing, and financial management. During fiscal year 1997 these systems were solidified and new capabilities installed. The Company became able to analyze costs and variances at the detailed operational level and is now using these tools for cost analysis and reduction. Also, the new systems are beginning to provide insight into customer order patterns and requirements.

The investment in MIS systems will continue during the next few years.

Competition

Competition in the passives industry is based on a number of factors, including price, product performance, established customer relationships, manufacturing capabilities, product development and customer support. The primary competition for the Company has come from established competitors and from pre-existing technologies. Many of the Company's competitors have announced that they will be providing thin film products as well as their traditional thick film devices. CMD has seen only sporadic direct thin film competition, but continues to believe that this competition will become more prominent. From information the Company has, these competitors are trying to emulate CMD's product line, but may find it difficult to replicate CMD's new P/ActiveTM technology because of the significant component of semiconductor technology involved.

The Company's primary competitors for its resistors, resistor networks and capacitors are substantially larger foreign and domestic companies as listed below. Although most of them employ older technology manufacturing methods such as thick film multi-layer ceramic and wire wound technology, they have substantially greater resources than the Company and their technologies are usually the accepted standard for existing applications. They also have significantly greater sales and distribution capabilities and typically operate at lower gross margins than the Company. Competitors include: AVX/Kyocera; Beckman Industrial Corp.; KOA-SPEER Electronics, Inc.; Matsushita Electronics Components Co., Ltd.; Murata-Erie of North America, Inc.; ROHM Co., Ltd.; TDK Corp. of America; and Vishay Intertechnology, Inc.

The Company believes its competitive strengths include unique product performance characteristics, its understanding of customer product requirements, high quality, high technology processing and manufacturing facilities, cost efficient operations, dual manufacturing locations, experienced management and technical staff, and its strategic alliance with Hitachi Metals.

The Company believes its competitive weaknesses include its relative size compared to its competitors, its limited sales, marketing and distribution capabilities, still evolving planning and analysis, sales, and manufacturing infrastructure, and its limited engineering staff and automated design tools, all of which result in inefficiencies in the day-to-day operations of the Company. The Company has been significantly upgrading its systems and procedures, enhancing its engineering tools, and upgrading its manufacturing planning and control systems and expects to continue to expend significant management and financial resources on this effort.

Research and Development

The Company's research and development (R&D) programs consist primarily of developing new products, processes and materials in response to identified market needs. Additionally, the Company redesigns products to reduce costs and expand the capabilities and performance of its existing products. During fiscal 1997, the Company focused most of its efforts on introducing the new P/ActiveTM family of products and in developing next generation base technologies. This has resulted in a new family of devices with substantially higher frequency performance. This effort will continue in fiscal year 1998 as the family of products is expanded and refined. There will be an expanded focus during fiscal 1998 on the applications of the P/Active technologies to additional applications. Additional base technologies are also under development, particularly in the areas of enhanced capacitor technologies and improved diode technologies.

In late fiscal 1996, the Company added two senior engineering managers to its staff. However, the Company was not able to find the number of qualified mid to entry level engineers it needed to expand the staff. There is significant risk that this problem will continue and that the Company may not be able to recruit the top engineering talent it requires in the time frame needed.

For the fiscal years ended March 31, 1997, and March 31, 1996, and the fiscal year nine months ended March 31, 1995, the Company spent $4.2 million, $3.4 million and $2.7 million, respectively, on its research and development activities.

The Company has a Joint  Development  Agreement  (JDA) with Hitachi  Metals Ltd.
(HML). Under the terms of the agreement, HML contributes a percentage of the actual expenditures for mutually agreed upon joint product development. The Company includes HML's contribution toward product development in the Statements of Operations line labeled "Technology related revenues". The Company expects this JDA to continue in fiscal 1998 but that the level of joint R&D may decline in the 1998 fiscal year and beyond.

Employees/Personnel

As of March 31, 1997, the Company had 260 full-time and part-time employees, including employees in sales and marketing, engineering and research and development activities, manufacturing, finance, and administration. Of these employees, 153 were headquartered in Milpitas, California and 107 in Tempe, Arizona. CMD's success is highly dependent on its ability to hire high quality people. Although the Company has been able to recruit many talented senior managers in the last couple of years, its future progress is tightly linked to the ability to maintain and extend this base of talent. There can be no assurance that the required people will be available when needed, particularly in the difficult recruiting environment which has been characteristic of semiconductor and related industries in recent years.

Patents and Licenses

The Company's policy is to apply for patent protection for its novel products and manufacturing processes where such protection is warranted. Process technologies are more often designated as trade secrets. With respect to mask works, the Company's policy is to selectively seek copyright protection.

The Company's ability to compete may be affected by how it protects its intellectual property. The Company believes that it is important to obtain patent protection for its patentable inventions, and to protect its trade secrets. The Company's trade secrets are protected by having its employees sign confidentiality and non-disclosure agreements as part of its personnel policy. It is not the Company's intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, the Company has taken aggressive action to protect its intellectual property rights. Although the Company continues to implement protective measures and intends to defend its intellectual property rights, there can be no assurance that these measures will be successful.

The Company has been granted four patents related to its thin film technologies. Two patents relate to the Company's proprietary resistor, capacitor and diode technology. Another patent relates to the Company's proprietary inductor process technology. These patents have been designated for filing in Japan and Europe pursuant to the International Patent Cooperation Treaty. The Company has also been awarded a United States patent for a BiCMOS Track and Hold Amplifier.

The Company has filed patent applications relating to specific embodiments of its proprietary resistor, capacitor, diode, process and product technologies. During fiscal 1997, the Company also filed four important new applications on its P/Active(TM) technology.

The Company has obtained approval from the United States Copyright Office to register certain of its mask works for its passive components products. It has also established trademarks for its P/Active(TM) family of devices.

The Company has granted a non-exclusive, non-assignable license with respect to certain of its thin film passive component (including mixed active and passive components, such as resistors, capacitors, transistors, diodes, and networks of the same) process and product technology to HML.

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

Environmental Issues

The Company is subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals during its manufacturing processes. The Company believes that it is in compliance with all such environmental regulations. Industrial waste generated at the Company's facilities is either processed prior to discharge or stored in barrels with double containment methods until removed by an independent contractor. The Company has obtained all necessary permits for such discharges and storage. The Company has implemented additional emission controls for its Tempe, Arizona facility through the addition of a "burn box" for the controlled combustion of flammable materials.

The Company believes that it is in compliance with applicable environmental health and safety regulations.


ITEM 2. PROPERTIES.

The Company currently leases approximately 40,000 square feet of office, development and manufacturing space including a 10,000 square foot clean room in Milpitas, California, pursuant to an agreement that expires on June 30, 2002, that provides for a current monthly rent of $29,870 plus operating expenses. This rent amount will be increased 3% annually. The Company also owns 5 acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room, wafer fabrication, manufacturing, and engineering design center.

The Company also leases approximately 24,000 square feet of space in Tempe, Arizona which formerly housed test facilities and warehouse space. Monthly rent on the leased Tempe facilities is $13,988 plus operating expenses, pursuant to an agreement that expires in March 2001. These facilities are currently being subleased through the term of the lease. The sublease revenue should cover the costs of the lease. See Note 12 of Notes to Financial Statements.


ITEM 3. LEGAL PROCEEDINGS.

In October 1994, the Company's Board of Directors appointed a Special Committee of independent directors to conduct an investigation into possible revenue recognition and other accounting irregularities. The ensuing investigation resulted in the termination of the Company's former Chairman and CEO, Chan M. Desaigoudar, and several other key management employees.

In January 1995, the Company reported that an investigation conducted by the Special Committee of the Board of Directors and Ernst & Young LLP had found widespread accounting and other irregularities in the Company's financial results for the fiscal year ended June 30, 1994. On February 6, 1995, the Company filed a Report on Form 10-K/A restating its results for the fiscal year ended June 30, 1994. Upon restatement, the Company reported a net loss of $15.2 million, or a loss of $1.88 per share, on total revenues of $30.1 million. The Company previously had reported earnings of $5.1 million, or $0.62 per share, on revenues of $45.3 million. The accounting irregularities and related matters are the subject of securities class actions against the Company, as well as pending investigations into possible violations of the federal securities laws by the Securities and Exchange Commission ("SEC") and the Justice Department.

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

On or about February 23, 1995, the Company entered into a proposed settlement of the class actions, pursuant to which claims against the Company would have been released by shareholders who had purchased Company common stock between September 7, 1993 through January 9, 1995, in exchange for the Company paying the class $1.0 million and the issuance to the class of one million five hundred thousand shares (1,500,000), as well as certain non-monetary consideration. The issued shares were to be accompanied by a Contingent Value Right (CVR), personal to the class member, and not transferable, which would have entitled the holder thereof to receive the difference, if any, between eight dollars ($8.00) per share and the highest average trading price of the Company's common stock over any consecutive twenty trading day period during the three and one half years following issuance of the shares, if such price were lower than $8.00. The total cost of the proposed settlement was $13.0 million, which was expensed in the fiscal year ended March 31, 1995, financial statements.

On February 2, 1996, Judge Vaughn R. Walker of the United States District Court for the Northern District of California denied a motion for preliminary approval of the 1995 proposed settlement. On May 2, 1996, Judge Walker ordered this matter to Judge Eugene F. Lynch for settlement conferences which resulted in a new proposed settlement announced by the Company on September 16, 1996. All defendants, other than Mr. Desaigoudar, participated in the new settlement.

On March 7, 1997, Judge Walker orally granted plaintiffs' motion for final approval of the new settlement. On May 20, 1997, the Court issued a written order certifying the proposed class for settlement purposes and approving the settlement. Members of the class have thirty (30) days to appeal from that order; however, the Company views such an appeal as unlikely, in light of the overwhelming acceptance of the settlement.

Generally, the Company's contribution towards the new settlement calls for the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share will be accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over the three years following the issuance of the CVR. The CVR expires at the end of the three year period or when the $11.50 price is met, whichever occurs first. In addition, the Company will pay $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will be returned to the Company, without interest, if and when the CVR is extinguished.

The terms of this settlement differ from those negotiated in 1995. However, the aggregate amount of consideration to be paid by the Company, in cash and common stock, is the same in both settlements. The new settlement reflects a substantial reduction in the common stock component (from 1,500,000 shares down to 608,696 shares) and a substantial increase in cash (from $1,000,000 to $6,000,000). Pursuant to the terms of the agreement, the Company has deposited the cash component of the settlement in a trust account controlled by counsel for the class and has recorded as restricted cash the $2,000,000 guarantee of performance under the CVR. If the new settlement does not become final, these monies will be returned, with accrued interest, to the Company.

A putative shareholders derivative action was filed against certain former and present officers and directors of the Company on May 25, 1995, in Santa Clara County Superior Court. Plaintiff subsequently agreed to dismiss from the case, without prejudice, all of the outside directors named in the complaint; the only current Company officer named as a defendant is the Company's General Counsel. The stay previously granted in this matter has lapsed and discovery is being undertaken by the plaintiff.

The Company continues to cooperate with the pending investigations of certain of its former officers by the Justice Department and the SEC. The Justice Department has advised the Company that it is not currently a target or subject of the investigation. The SEC has taken the position that it is premature, at this stage in its investigation, to discuss the resolution of the investigation of the Company.

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

See Note 16 of Notes to Financial Statements.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS.

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CAMD".

Closing prices by quarter for fiscal 1997 and 1996 are as follows:

                                  Common Stock
                                  ------------

  Fiscal 1997       Q1                Q2               Q3                Q4
  -----------       --                --               --                --
  High              $12 1/2           $9               $7 5/8            $9
  Low               $7 3/8            $4 7/8           $5 1/2            $5 1/16

  Fiscal 1996       Q1                Q2               Q3                Q4
  -----------       --                --               --                --
  High              $6 7/8            $9 7/8           $11               $10
  Low               $4 1/4            $5 7/8           $7 1/2            $7 3/8

Certain debt covenants restrict the payment of dividends. No dividends were paid in fiscal 1997, 1996, or 1995. The Company expects to continue that policy in the foreseeable future. There were approximately 3,000 common shareholders of record as of March 31, 1997.


ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data (in thousands except per common share information) set forth below with respect to operating and balance sheet data are derived from the financial statements of the Company.

                                                        Twelve Months              Nine Months            Twelve Months
                                                            Ended                     Ended               Ended June 30,
                                                          March 31,                 March 31,              (unaudited)
                                                     1997            1996             1995             1994            1993
                                                 -------------   --------------   -------------    -------------    ------------
  Total revenues                                 $  32,936        $ 39,882          $  23,703        $  30,073        $ 33,007

  Income (loss) before income taxes*             $     704        $  5,119          $ (22,617)       $ (16,634)       $  3,424

  Net income (loss)                              $     704        $  5,119          $ (23,502)       $ (15,227)       $  2,078

  Net income (loss)  per common share            $    0.07        $   0.48          $   (2.75)       $   (1.88)       $   0.35

  Total assets                                   $  38,270        $ 44,928          $  40,688        $  52,097        $ 42,158

  Long-term obligations                          $   8,499        $  7,896          $   9,337        $  11,762        $ 12,771

*And cumulative effect of change in accounting in fiscal year 1995 totaling a loss of $835,000.

The 1994 financial statements were restated in February 1995 as a result of certain irregularities uncovered in investigations by current management and the SEC. The impact of the restatement was to change net income for 1994 from $5,059,000 or $0.62 per share to a net loss of ($15,227,000) or ($1.88) per share. The restatement resulted in a decrease of $20,286,000 in retained earnings at June 30, 1994, from $9,581,000 to an accumulated deficit of ($10,705,000).

The Company's former independent accountants, Coopers & Lybrand L.L.P., resigned as the Company's auditors in January 1995, and were replaced by Ernst & Young LLP. Coopers & Lybrand L.L.P. reports were withdrawn; as a result, the Company's statements of operations, shareholders' equity, and cash flows for the years ended June 30, 1994, and 1993 are unaudited. These statements include all adjustments which the Company believes necessary for a fair presentation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the following discussion, fiscal 1997 and fiscal 1996 refers to the twelve months ended March 31, 1997 and 1996, respectively and fiscal 1995 refers to the nine months ended March 31, 1995. Due to the change in the Company's fiscal year in 1995 to March 31 from June 30, and the resulting nine month fiscal year ended March 31, 1995, management believes that comparison of absolute dollar amounts between fiscal 1996 and fiscal 1995 is of limited usefulness. Accordingly, the following discussion will compare dollar amounts, quarterly averages, and percentages, as appropriate, to facilitate meaningful comparisons.

RESULTS OF OPERATIONS

Net income for fiscal 1997 was $704,000 compared to $5.1 million in 1996 and compared with a net loss of $23.5 million for fiscal 1995. Results for fiscal 1995 were adversely impacted by recognition of the anticipated cost of settling certain class action lawsuits, re-negotiating certain contractual arrangements, and expenses related to investigation, litigation and other matters pertaining to previously announced financial irregularities. See Note 3 and Note 16 of Notes to Financial Statements.

Product sales for fiscal 1997 averaged $7.9 million per quarter compared to a 1996 average of $9.7 million per quarter and to $7.4 million per quarter for fiscal 1995. The 18% decrease in average quarterly product sales in fiscal 1997 compared to fiscal 1996 relates primarily to reduced demand from customers as inventories were being reduced and also due to lower shipments of thin film products into customers' new products. Fiscal 1996 product sales increased 30% over fiscal 1995 average quarterly product sales primarily due to a 50% increase in sales of thin film products and 6% increase in semiconductor products, in part caused by customers building inventories due to long lead times generally prevailing in the marketplace at that time.

Technology related revenues were $1.4 million in fiscal 1997, compared with $1.2 million in fiscal 1996, and $1.4 million in fiscal 1995. In 1997, 1996, and 1995 technology revenues consisted of cost-sharing payments by HML related to ongoing joint product development projects.

Cost of sales were 67%, 58%, and 79% of product sales for fiscal 1997, 1996, and 1995, respectively. The cost of sales percentage increase in fiscal 1997 compared to fiscal 1996 reflects increased mix of packaged products, which include significant outside contractor costs, and reduced mix of sales of product in die form (which generally carry a higher margin), lower factory utilization due to lower customer demand and unusual levels of scrap. During 1996 the Company realized efficiencies from increased sales volume, and an increased mix of higher margin thin film sales, primarily in the U.S.A., compared to a higher mix of lower margin foreign distributor sales in fiscal 1995.

Research and development expense averaged $1,045,000 per quarter in fiscal 1997 compared with $854,000 and $895,000 per quarter in fiscal 1996 and 1995, respectively. The increase in fiscal 1997 compared to fiscal 1996 primarily reflects the increase in development of the P/Active(TM) products in addition to increased joint product development projects in conjunction with HML. The decrease in the research and development spending rate in fiscal 1996 compared with fiscal 1995 primarily reflects decreases in joint development projects with HML.

Selling, marketing, and administrative expenses in fiscal 1997 were $7.4 million compared to $10.6 million and $9.8 million for fiscal 1996 and 1995, respectively. Fiscal 1997 expenses reflect reductions in legal expenses in part due to insurance reimbursements and fee reductions, reduced consulting fees, reduced sales commission, and reduced bonus expense. Fiscal 1996 expenses included $1.1 million of unusual legal costs associated primarily with shareholder litigation. See Note 16 of Notes to Financial Statements. Fiscal 1995 was impacted by $3.6 million of unusual legal, audit, consulting and other costs in connection with shareholder litigation and an ongoing investigation of previously announced accounting irregularities and other matters, and $1.2 million in accounts receivable write downs and reserves.

In fiscal 1995, the Company expensed $16.3 million of costs associated with the tentative settlement of shareholder class action suits, re-negotiation of its relationship with HML, and other costs associated with ongoing investigation and litigation related to alleged violations of securities laws and other matters. See Note 3 and Note 16 of Notes to Financial Statements.

Interest expense, on an average quarterly basis, was $185,000, $275,000, and $311,000 in fiscal 1997, 1996, and 1995, respectively. The decline in interest expense relates primarily to the expiration of equipment leases.

Interest and other income decreased to $1.4 million in fiscal 1997 compared to $2.8 million in fiscal 1996 and $1.1 million in fiscal 1995. The higher level of interest and other income in fiscal 1996 was primarily due to the sale of the Company's interest in Cell Access for a gain of $1.6 million.

The Company's effective tax rate was nil in both fiscal 1997 and 1996. Income tax expense of $50,000 in fiscal 1995 is made up of foreign royalty withholding taxes. In fiscal 1995, the Company had no available tax loss carrybacks; the Company utilized all available tax loss carrybacks in fiscal 1994. At March 31, 1997, the Company had Federal and State tax loss carryforwards of approximately $12.2 million and $12.4 million, respectively. See Note 13 of Notes to Financial Statements.

The cumulative effect of change in accounting principle on the nine months ended March 31, 1995, was $835,000. See Note 2 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents and short-term securities were $6.8 million at March 31, 1997 compared to $22.1 million at March 31, 1996. Restricted cash increased to $2.9 million in fiscal 1997 compared to $0.9 million in fiscal 1996 due to the creation of a $2.0 million contingent value right fund required as part of the shareholder litigation settlement. See Note 4 and Note 16 of Notes to Financial Statements. Significant cash outflows in fiscal 1997 included capital equipment additions of $6.0 million (including capital lease buy-outs of $2.1 million), $5.0 million paid as part of the settlement of shareholder litigation, the aforementioned $2.0 million transferred to restricted cash, and the payment of previously accrued legal fees totaling $1.4 million. Significant cash inflows in fiscal 1996 included $3.5 million in income tax refunds, $1.6 million from the sale of the Company's interest in Cell Access and $1.4 million from the sale of the Company's interest in a joint venture with HML. Significant cash outflows in fiscal 1996 included capital expenditures of $4.4 million (including equipment lease buy-outs of $0.9 million). Significant cash outflows in fiscal 1995 included $2.5 million in refundable income taxes, a $2.5 million investment in a joint venture with HML, a $1.0 million deposit towards an anticipated settlement of certain class actions lawsuits, capital lease buy-outs of $1.0 million, and cash expenditures of approximately $2.0 million related to unusual legal, audit, and consulting costs associated with ongoing investigation and litigation related primarily to the class action lawsuits, alleged violations of securities laws, and other related matters. Operating losses in fiscal 1995 were partially offset by reductions in inventory and receivables.

Cash used in operating activities for fiscal 1997 was $7.6 million compared to cash provided in fiscal 1996 operating activities of $9.6 million and with cash used of $8.4 million for fiscal 1995. In fiscal 1997 operating activities reflected net income of $704,000, compared with net income of $5.1 million and net losses of $23.5 million in fiscal 1996 and 1995, respectively. The net loss for fiscal 1995 includes a $12.5 million non-cash charge for the issuance of common stock related to anticipated settlements with shareholders. In fiscal 1997 the terms of the settlement were amended to decrease the common stock (non-cash) component and to increase the cash component by $5.0 million. (See preceding paragraph). In fiscal 1997 inventories increased $1.9 million due primarily to reduced lead times on customer orders, resulting in an increase in inventory to improve response times and secondarily to increase inventory for new products. Fiscal 1996 inventories increased $2.2 million, or 46% on a fourth quarter sales increase of 46% over the year-ago quarter. In addition to increased sales volume, the increase in inventories at March 31, 1996, reflects a higher mix of higher cost packaged product versus product in die form. Inventory turns were 2.7 at the end of fiscal 1997 compared to 3.7 turns at the end of fiscal 1996. Receivables decreased 12% in fiscal 1997 compared to fiscal 1996 due to reduced sales. Days sales outstanding were 54 days at March 31, 1997 compared to 47 days at March 31, 1996, due to the higher percentage of product shipped towards the end of the quarter. Other assets at March 31, 1997, were $874,000 compared to $585,000 at March 31, 1996. The increase reflects the $400,000 receivable from HML for fourth quarter fiscal year 1997 technology billings offset by lower interest receivables due to lower cash, cash equivalents, and short-term investments. Other long-term assets were $421,000 at March 31, 1997, compared to $534,000 at March 31, 1996. The decrease is due to the reduction in deposits on leases that were concluded during fiscal year 1997.

The Company made capital lease payments of $0.9 million, $2.1 million, and $2.2 million in fiscal 1997, 1996, and 1995, respectively, and debt repayments of $0.4 million, $0.5 million, and $0.4 million in fiscal 1997, 1996, and 1995, respectively.

The Company has a $3.0 million line of credit agreement that expires on July 31, 1997. Under the terms of the line of credit, the Company can borrow up to $3,000,000, at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings at March 31, 1997,1996, and 1995 and there were no borrowings during fiscal 1997, 1996, and 1995. The Company is in compliance with its financial covenants.

The Company expects to fund its future liquidity needs through its existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, the Company may pursue other sources of liquidity.

The Company believes that it has sufficient financial resources to fund its operations for at least the next twelve months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Index to Financial Statements and Schedules

                                                                     Page Number
                                                                     -----------
Financial Statements:

Report of Ernst & Young LLP, Independent Auditors                          19

Balance Sheets                                                             20
        March 31, 1997 and March 31, 1996

Statements of Operations                                                   21
        Year ended March 31, 1997, March 31, 1996, and nine months ended March 31, 1995

Statements of Shareholders' Equity                                         22
        Year ended March 31, 1997, March 31, 1996, and nine months ended March 31, 1995

Statements of Cash Flows                                                   23
        Year ended March 31, 1997, March 31, 1996, and nine months ended March 31, 1995

Notes to Financial Statements                                              24


Financial Statement Schedule:

Schedule 2                 Valuation and Qualifying Accounts               40

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
California Micro Devices Corporation


     We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1997 and 1996 and the nine months ended March 31, 1995. Our audits also included the financial statement schedule for the years ended March 31, 1997 and 1996 and nine months ended March 31, 1995 listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended March 31, 1997 and 1996 and nine months ended March 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended March 31, 1997 and 1996 and the nine months ended March 31, 1995, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/ERNST & YOUNG LLP

San Jose, California
April 29, 1997

                      CALIFORNIA MICRO DEVICES CORPORATION
                                 BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                                          March 31,    March 31,
                                                            1997         1996
                                                         ------------ ----------
ASSETS:
Current assets:
  Cash and cash equivalents                                $    343    $  1,512
  Short-term investments                                      6,467      20,638
  Accounts receivable, less allowance for doubtful
    accounts of $437 in 1997 and $900 in 1996                 3,938       4,500
  Inventories                                                 8,843       6,940
 Other assets                                                   874         585
                                                           --------    --------
      Total current assets                                   20,465      34,175

  Property and equipment, net                                14,481       9,314
  Restricted cash                                             2,903         905
  Other long-term assets                                        421         534
                                                           --------    --------
      Total assets                                         $ 38,270    $ 44,928
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                         $  2,618    $  2,832
  Accrued salaries and benefits                                 795       1,250
  Other accrued liabilities                                   1,457       4,279
  Deferred margin on shipments to distributors                  576       1,039
  Current maturities of long-term debt and capital
     lease obligations                                          745       1,282
                                                           --------    --------
      Total current liabilities                               6,191      10,682

  Long-term debt, less current maturities                     7,315       7,490
  Capital lease obligations less current maturities           1,184         299
  Deferred income                                              --           107
                                                           --------    --------
      Total liabilities                                      14,690      18,578

Shareholders' equity:
  Preferred stock - no par value; shares authorized
  10,000,000;  none issued and outstanding
                                                               --           --
Common stock - no par value;  shares  authorized
  25,000,000;  shares issued and
  outstanding 9,741,124 in 1997
  and 10,306,088 in 1996                                     51,939      55,442

Accumulated deficit                                         (28,359)    (29,092)
                                                           --------    --------
Total shareholders' equity                                   23,580      26,350
                                                           --------    --------

Total liabilities and shareholders' equity                 $ 38,270    $ 44,928
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.


                      CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                                      Twelve Months       Twelve Months        Nine Months
                                                          Ended               Ended               Ended
                                                        March 31,           March 31,           March 31,
                                                          1997                 1996               1995
                                                    ----------------     ----------------     -------------
Revenues:
  Net product sales                                       $ 31,506           $ 38,642           $ 22,335
  Technology related revenues                                1,430              1,240              1,368
                                                          --------           --------           --------
    Total revenues                                          32,936             39,882             23,703

Cost and expenses:
  Cost of sales                                             21,255             22,430             17,673
  Research and development                                   4,180              3,417              2,685
  Selling, marketing and administrative                      7,412             10,573              9,763
                                                          --------           --------           --------
    Total costs and expenses                                32,847             36,420             30,121
                                                          --------           --------           --------

Operating income (loss)                                         89              3,462             (6,418)

Settlement of shareholder dispute and
  related matters                                             --                 --               16,336

Interest expense                                               739              1,100                932
Interest income and other, net                              (1,354)            (2,757)            (1,069)
                                                          --------           --------           --------
Income (loss) before income taxes and cumulative
  effect of change in accounting                               704              5,119            (22,617)
Income taxes                                                  --                 --                   50
                                                          --------           --------           --------

Income (loss) before cumulative effect of
  change in accounting                                         704              5,119            (22,667)
Cumulative effect of change in accounting,
  net of tax                                                  --                 --                  835
                                                          --------           --------           --------

Net income (loss)                                         $    704           $  5,119           $(23,502)
                                                          ========           ========           ========

Earnings per share:
  Income (loss) before cumulative effect of
    change in accounting                                  $   0.07           $   0.48           $  (2.65)
  Cumulative effect of change in  accounting                  --                 --                (0.10)
                                                          --------           --------           --------
  Net income (loss) per share                             $   0.07           $   0.48           $  (2.75)
                                                          ========           ========           ========

Weighted average common shares
  and share equivalents outstanding                         10,549             10,645              8,554
                                                          ========           ========           ========

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    (Amounts in Thousands Except Share Data)

                                                     Common Stock
                                                     ------------
                                              Number of                    Accumulated
                                               Shares         Amount         Deficit         Total
                                             -----------    -----------    -----------    -----------

Balance, June 30, 1994                         8,530,257    $    42,172    $   (10,705)   $    31,467
  Exercise of stock options                       15,817             89           --               89
  401(k) employer match                           35,330            186           --              186
  Settlement with HML                            100,000            500           --              500
  Proposed settlement with shareholders        1,500,000         12,000           --           12,000
  Unrealized  loss on
    available-for-sale investments, net             --             --              (95)           (95)
  Net loss                                          --             --          (23,502)       (23,502)
                                             -----------    -----------    -----------    -----------

Balance, March 31, 1995                       10,181,404         54,947        (34,302)        20,645

  Exercise of stock options                      124,684            495           --              495
  Unrealized gain on
    available-for-sale investments, net             --             --               91             91
  Net income                                        --             --            5,119          5,119
                                             -----------    -----------    -----------    -----------

Balance, March 31, 1996                       10,306,088         55,442        (29,092)        26,350

  Exercise of stock options                      214,389            885           --              885
  Revision of settlement with shareholders      (891,304)        (5,000)          --           (5,000)
  Employee Stock Purchase Plan                   108,951            592           --              592
  Stock award                                      3,000             20           --               20
  Unrealized gain on
    available-for-sale investments, net             --             --               29             29
  Net income                                        --             --              704            704
                                             -----------    -----------    -----------    -----------

Balance, March 31, 1997                        9,741,124    $    51,939    $   (28,359)   $    23,580
                                             ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                                       22

                      CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                                                                Twelve          Twelve          Nine
                                                                                Months          Months         Months
                                                                                Ended           Ended           Ended
                                                                               March 31,       March 31,      March 31,
                                                                                 1997           1996            1995
                                                                             --------------  -------------   -------------
Cash flows from operating activities:
  Net income /(loss)                                                            $    704       $  5,119       $(23,502)
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                  2,191          1,763          1,362
    Issuance of common stock - settlements                                          --             --           12,500
    Issuance of cash - settlements                                                (5,000)          --             --
    Issuance of common stock - 401(k) match                                         --             --              186
    Net (increase)/decrease in inventories                                        (1,903)        (2,193)           430
    Net (increase)/decrease in accounts receivable                                   562         (1,297)         3,105
    Net (increase)/decrease in refundable income taxes and other                    (289)         4,860         (4,482)
    Net increase/(decrease) in trade accounts payable and other
      current liabilities                                                         (3,491)         1,299            638
    Net decrease in other long-term assets                                           113            145            158
    Increase/(decrease) deferred margin on distributor sales                        (463)          (118)         1,157
                                                                                --------       --------       --------
  Net cash provided by/(used in) operating activities                             (7,576)         9,578         (8,448)
                                                                                --------       --------       --------

Cash used in investing activities:
  Securities purchases                                                            (3,940)       (25,833)       (14,297)
  Securities sales                                                                18,140         13,690          8,798
  Capital expenditures                                                            (6,011)        (4,412)          (325)
  Net change in restricted cash                                                   (1,998)            84            226
                                                                                --------       --------       --------
Net cash provided by/(used in) investing activities                                6,191        (16,471)        (5,598)
                                                                                --------       --------       --------

Cash flows used in financing activities:
  Net repayments of capital lease obligations                                       (910)        (2,107)        (2,182)
  Repayments of debt                                                                (372)          (539)          (393)
  Proceeds from issuance of common stock                                           1,498            495             89
                                                                                --------       --------       --------
Net cash provided by/(used in) financing activities                                  216         (2,151)        (2,486)
                                                                                --------       --------       --------
Net decrease in cash and cash equivalents                                         (1,169)        (9,044)       (16,532)
Cash and cash equivalents at beginning of period                                   1,512         10,556         27,088
                                                                                --------       --------       --------
Cash and cash equivalents at end of period                                      $    343       $  1,512       $ 10,556
                                                                                ========       ========       ========

Supplemental disclosures of cash flow information:
    Interest paid                                                               $    896       $  1,068       $  1,194
    Income taxes paid/(refund)                                                  $    (60)      $ (3,757)      $  2,730
Supplemental disclosures of non-cash investing and financing activities:
    Capital expenditures financed through capital lease obligations             $  1,455       $   --         $    301


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


2.      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company changed its fiscal year in 1995 to March 31 from June 30, resulting in a nine month fiscal year ended March 31, 1995. In the following presentation, fiscal 1997 and fiscal 1996 refer to the twelve months ended March 31, 1997 and 1996, and fiscal 1995 refers to the nine months ended March 31, 1995.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of corporate bonds, commercial paper, and money market funds.

Short-term Investments

The Company invests its excess cash in high quality instruments. All of the Company's marketable investments are classified as available-for-sale and the Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments as short-term, even though the stated maturity date may be one year or more past the current balance sheet date.

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

The impact of the accounting change on retained earnings at June 30, 1994, would have been a reduction of approximately $835,000. This amount was expensed as of July 1, 1994. Pro forma data giving effect to the change in accounting has not been presented for periods prior to June 30, 1994, as that information cannot be calculated.

Common Stock

On December 16, 1996, the Company reduced the previously issued 1,500,000 shares of common stock being held in trust, in connection with the anticipated settlements of shareholder class action, to 608,696 shares. The 1,5000,000 shares have been included in shares outstanding and in the computation of weighted average common and common share equivalents outstanding beginning with their issuance in May 1995 until December 16, 1996. The 608,696 shares have been included in shares outstanding and in the computation of weighted-average shares and share equivalents outstanding since December 17, 1996. See Note 16 to Notes to Financial Statements.

Net Income (Loss) Per Share

Net income per share for each period is computed using the weighted average number of common shares and dilutive common share equivalents outstanding during the periods. Net loss per share is computed using the weighted average number of common shares outstanding during the periods.

Employee Stock Plans

The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As allowed under SFAS 123, the Company continues to account for its employee stock plans in accordance with the provision of APB 25 and has adopted the disclosure provisions of SFAS 123. See
Note 15 of Notes to Financial Statements.

Adoption of FASB 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings has no material impact for fiscal 1997 and an increase of $0.03 for fiscal 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for fiscal 1997 and fiscal 1996 is not material.

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


3.      HITACHI METALS, LTD.

The Company has a Joint  Development  Agreement  (JDA) with Hitachi  Metals Ltd.
(HML) , a significant shareholder. Under the terms of the agreement, HML contributes a percentage of the actual expenditures for mutually agreed upon joint product development. The Company includes HML's contribution toward product development in the Statements of Operations line labeled "Technology related revenues".

In May 1995, HML and the Company concluded negotiations to amend the terms of its contractual arrangements with HML. The new agreement provided for the issuance of 100,000 shares of additional stock (valued at $5.00 per share) and the payment of $50,000 in cash to HML. The License and Technical Assistance Agreement was adjusted by the forgiveness of a $500,000 receivable from HML, and by a commitment by CMD to provide a certain amount of training, tooling, and promotional materials at CMD's expense. In addition, HML acquired the Company's interest in the Philippine joint venture at a purchase price of $1.4 million. The aggregate cost of these contractual amendments, approximately $2.4 million, is included in "Settlement of shareholder dispute and related matters" on the March 31, 1995, Statement of Operations.

Sales to Hitachi Metals, Ltd., and its subsidiary, Hitachi Kinzoku Shoji, Ltd., were $2.1 million, $1.2 million and $0.4 million in fiscal 1997, 1996 and 1995. Trade accounts receivable from all HML entities at March 31, 1997 and 1996 were $117,000 and $446,000, respectfully.

4.      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities at March 31, 1997 and March 31, 1996 respectively (amounts in thousands):

                                                           March 31,   March 31,
                                                             1997        1996
                                                             ----        ----
Cash equivalents
  Money market funds                                        $ 1,370      $   751
  Commercial paper and repurchase agreements                    973          761
Less:
  Amount classified as restricted cash in
   connection with class action settlement*                  (2,000)        --
                                                            -------      -------
Total cash equivalents                                      $   343      $ 1,512
                                                            =======      =======
Short-term investments:
  Auction rate preferred funds floating rate notes          $  --        $ 7,900

  U. S. Treasuries & U.S. Government agencies                 5,523       11,721
  Corporate bonds                                               944        1,017
                                                            -------      -------
Total short-term investments                                $ 6,467      $20,638
                                                            =======      =======
*See Note 16 of Notes to Financial Statements


The  following is a summary of  available-for-sale  securities at March 31, 1997 and 1996 (amounts in thousands):
                                                                                  Gross          Gross        Estimated
                                                                                Unrealized    Unrealized        Fair
                                                                    Cost          Gains         Losses          Value
                                                                    ----          -----         ------          -----
March 31, 1997:
  Commercial paper and repurchase agreements                        $   973      $  --          $  --          $   973
  U.S. Treasuries & U.S. government agencies                          5,503           20           --            5,523
  Corporate bonds                                                       940            4           --              944
                                                                    -------      -------        -------        -------
    Total                                                           $ 7,416      $    24        $  --          $ 7,440
                                                                    =======      =======        =======        =======

March 31, 1996:
  Commercial paper and repurchase agreements                        $   761      $  --          $  --          $   761
  U.S. Treasuries & U.S. government agencies                         11,714           45            (38)        11,721
  Corporate bonds                                                     1,028         --              (11)         1,017
                                                                    -------      -------        -------        -------
    Total debt securities                                            13,503           45            (49)        13,499

  Auction rate preferred funds and floating rate notes                7,900         --             --            7,900
                                                                    -------      -------        -------        -------
    Total                                                           $21,403      $    45        $   (49)       $21,399
                                                                    =======      =======        =======        =======

Of the 1997 securities listed above, $3.5 million of debt securities (at estimated fair market value) mature within one year and $3.9 million mature between one and two years. Realized gains and losses on the sales of securities are reported as other income and were not significant for all years presented. See Note 5 of Notes to Financial Statements.


5.      CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade receivables.

The Company places its temporary cash investments and short-term securities with substantial financial service institutions. See Note 4 of Notes to Financial Statements.

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


6.      CONCENTRATION OF OTHER RISKS

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

Inventories

The Company records inventory reserves on a part-by-part basis to appropriately consider excess inventory levels and obsolete inventory based on backlog and demand, and to consider reductions in sales price. The Company makes specific provisions for the risk of inventory obsolescence based on backlog and demand.
However, due to the volatility of demand, and the fact that many of the Company's products are specific to individual customers, backlog is subject to revisions and cancellations and anticipated demand is constantly changing, which may require additions to the reserves in the future.

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

7.      INVENTORIES

Inventories consist of the following (amounts in thousands):

                                    March 31, March 31,
                                      1997      1996
                                      ----      ----
                    Raw materials     $1,316   $1,093
                    Work-in-process    3,821    3,949
                    Finished goods     3,706    1,898
                                      ------   ------
                                      $8,843   $6,940
                                      ======   ======



8.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                                March 31,       March 31,
                                                  1997            1996
                                                  ----            ----
Land                                             $   137         $   137
Buildings                                          3,030           3,030
Machinery, equipment and tooling                  20,017          15,070
Leasehold improvements                               685             495
Furniture and fixtures                               360             329
                                                 -------         -------
                                                  24,229          19,061
Less accumulated depreciation and amortization     9,748           9,747
                                                 -------         -------
                                                 $14,481         $ 9,314
                                                 =======         =======


9.      SHORT-TERM BORROWINGS

The Company has a bank line of credit, which expires July 31, 1997. Under the terms of the line of credit, the Company can borrow up to $3,000,000, at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings during fiscal 1997, 1996 and 1995.


10.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has evaluated the estimated fair value of financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable, and accrued expenses approximate fair value due to their short-term maturities. The fair value for long-term debt was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of the Company's long-term debt are as follows (amounts in thousands):
                                                      Carrying        Fair
                                                      Amount          Value
                                                      ------          -----
         Long-term debt (excluding capital leases)     $ 7,490       $ 7,889

11.     LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):
                                                             March 31, March 31,
                                                                1997     1996
                                                                ----     ----

Notes payable at 8.6%, due through August 1, 1996              $ --     $  212
Industrial revenue bonds at 10.5%, due through March 1, 2018    7,430    7,535
Industrial revenue bonds at 12%, due through March 1, 1998         60      115
                                                               ------   ------
                                                                7,490    7,862
Less current maturities                                           175      372
                                                               ------   ------
                                                               $7,315   $7,490
                                                               ======   ======

Notes payable are collateralized by certain machinery and equipment. Industrial revenue bonds are collateralized by a lien on all land and buildings of the Company in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds and require certain minimum annual sinking fund payments ranging from $175,000 in fiscal 1998 to $780,000 in fiscal 2018. The Company may prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts on or after March 1, 1998, with penalties declining from 2% on March 1, 1998, to zero at March 1, 2000. At March 31, 1997, cash of $903,000 was held in sinking fund trust accounts of which $800,000 is to be used for principal and interest payments in the event of default by the Company.

The Industrial Revenue Bonds and certain lease agreements require the maintenance of various financial covenants including certain minimum levels of net worth, current ratio, quick ratio, ratio of debt to net worth, debt coverage, and debt to working capital ratio. The Company is in compliance with these covenants at March 31, 1997. As a result of these covenants, the Company's ability to pay dividends is restricted.

Future maturities of long-term debt at March 31, 1997, are as follows (amounts in thousands):

                      1998                           $   175
                      1999                               130
                      2000                               140
                      2001                               155
                      2002                               170
                      2003 and thereafter              6,720
                                                      ------
                                                      $7,490
                                                      ======

12.     LEASE COMMITMENTS

Operating Leases

The Company leases certain manufacturing facilities under operating leases expiring in 2001 and 2002. During 1997, the Company had sublet the leased facility in Arizona for the remaining period of the lease. The rents received should equal the amounts owed by the Company during the remaining lease period. Future gross minimum lease payments, under non-cancelable operating leases, for the years ended March 31 are as follows (amounts in thousands):

                      1998                                $  545
                      1999                                   552
                      2000                                   563
                      2001                                   580
                      2002                                   414
                      2003 and thereafter                    104
                                                          ------
                                                          $2,758
                        Sublease receipts                   (704)
                                                          ------
                                                          $2,054
                                                          ======

Rent expense net of sublease income was $524,352, $478,427 and $1,393,331 in fiscal 1997, 1996, and 1995, respectively.

Capital Leases

Obligations under capital leases are at interest rates ranging from approximately 7% to 10%, depending primarily upon the purchase option arrangements at the end of the lease term, and are due in monthly installments through April 2002. Future minimum lease payments, under capital leases for the years ended March 31, are as follows (amounts in thousands):

        1998                                                          $   704
        1999                                                              423
        2000                                                              406
        2001                                                              405
        2002                                                              145
                                                                      ---------
        Total minimum lease payments                                    2,083
        Less amount representing interest                                 329
                                                                      ---------
        Present value of net minimum lease payments                     1,754
        Less current portion                                              570
                                                                      ---------
                                                                       $1,184
                                                                      =========


Machinery and equipment under capital leases are as follows (amounts in thousands):

                                             March 31,           March 31,
                                               1997                1996
                                               ----                ----
       Cost                                 $  3,902            $  4,745
       Less accumulated amortization             973               2,893
                                            ------------        ------------
                                            $  2,929            $  1,852
                                            ============        ============

13.     INCOME TAXES

Due to the availability of tax loss carryforwards, there was no provision for income taxes for the periods ended March 31, 1997 and 1996. For the nine months ended March 31, 1995, there was a $50,000 current provision for foreign income taxes.

A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                                     Twelve Months        Twelve Months        Nine Months
                                         Ended                Ended               Ended
                                       March 31,            March 31,           March 31,
                                          1997               1996                  1995
                                      -------------      -------------         --------------
Federal statutory tax                      34%                 34%                  (34)%
Losses with no current benefit              -                   -                    34
Utilization of loss carryforward          (34)                (34)                    -
                                      -------------      -------------         --------------
Effective income tax rate                   0%                  0%                    0%
                                      =============      =============         ==============

At March 31, 1997, and 1996 the Company had federal and state net operating loss carryforwards of approximately $12,200,000 and $12,400,000 respectively. In addition, the Company had federal and California credit carryforwards of approximately $500,000 and $87,000 respectively. These carryforwards will expire at various dates beginning in 2008 through 2011, except for certain state net operating losses of approximately $4,800,000 which expire from 1999 through 2001.

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows (amounts in thousands):

                                                 March 31,     March 31,
                                                   1997          1996
                                                   ----          ----
Deferred tax assets:
  Net operating loss carryforwards               $ 4,895        $ 3,848
  Tax credit carryforwards                           560            560
  Inventory reserves                               2,506          2,624
  Bad debt reserves                                  233            442
  Other non-deductible accruals and reserves         860          1,832
                                                 -------        -------
Total deferred tax assets                          9,054          9,306
  Less valuation allowance                        (9,054)        (9,306)
                                                 -------        -------
Net deferred tax asset                           $  --          $   --
                                                 =======        =======


The valuation allowance decreased by $252,000 during the year ended March 31, 1997. Approximately $430,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock. The above deferred tax assets and net operating loss carryforwards do not reflect a tax benefit associated with the shareholder settlement. See Note 16 of Notes to Financial Statements. Such benefit will be determined when the settlement proceeds are distributed.


14.  INTEREST INCOME AND OTHER, NET

Interest income and other, net consists of (amounts in thousands):

                                           Twelve Months          Twelve Months          Nine Months
                                               Ended                  Ended                 Ended
                                             March 31,              March 31,             March 31,
                                                1997                   1996                  1995
                                         -------------------    -------------------    -----------------
Interest income                             $1,024                  $1,194                $   870
Other income                                   330                   1,563                    199
                                            ------                  ------                -------
                                            $1,354                  $2,757                $ 1,069
                                            ======                  ======                =======

Interest income reflects the amounts earned from investments in short-term securities. Other income for fiscal 1997 includes $184,000 from the sale of the final portion of the Company's interest in Cell Access. Other income for fiscal 1996 reflects the $1.6 million realized from the sale of the Company's interest in Cell Access. Fiscal 1995 other income includes litigation settlement of $163,000.

15.     EMPLOYEE BENEFIT PLANS

401(K) Savings Plan

The Company maintains a 401(K) Savings Plan covering substantially all of its employees. Under the plan, eligible employees may contribute up to 15% of their base compensation to the plan with the Company matching at a rate of 50% of the participants' contributions up to a maximum of 3% of their base compensation.
Participants' contributions are fully vested at all times. The Company's contributions vest incrementally over a two year period. Prior to January 1995, the Company's contributions were made by issuance of common stock of the Company; after January 1, 1995, contributions have been made in cash. During fiscal 1997, 1996, and 1995, the Company expensed $136,000, $163,000, and
$186,000, respectively, relating to its contributions under the plan.

Nonqualified Deferred Compensation Plan

In April 1997, the Company implemented a nonqualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. As of March 31,1997, no Company expense was taken.

Stock Option Plans

The 1995 Stock Option Plan amended as of July 26, 1996 (the "1995 Plan"), is administered by a stock option committee consisting of not less than two directors who, during the one year period prior to service as administrator of the plan, shall not have been granted or awarded equity securities except as permitted under Rule 16b-3 under the Securities Exchange Act of 1934. The 1995 Plan provides for options for the purchase of shares to be granted to employees and certain consultants to the Company. The 1995 Directors Plan amended as of July 26, 1996 (the "Directors Plan"), is administered by not less than three members of the Board and the amount of shares granted to the directors shall be a fixed amount on an annual basis, as approved by the shareholders.

Under the Company's 1995 Plan, 1,850,614 shares of common stock are reserved for issuance. The 1995 Plan provides for issuance of options to employees and consultants at prices not less than 85% of fair market value for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees for not less than 100% of fair market value for shares issued under an incentive stock option agreement.

Under the Directors Plan, 166,875 shares of common stock are reserved for issuance. The 1995 Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant.

In addition to the two 1995 plans, the Company has a plan which was adopted in 1981 (The Employee Incentive Stock Option Plan), and another plan which was adopted in 1987 (The 1987 Stock Option Plan) both of which are still active although no new options are being issued under these plans. These plans provided for the issuance of 1,500,000 and 2,500,000 shares of common stock, respectively. Under these plans, the Company has granted incentive stock options and non-qualified options to designated employees, officers, and directors.

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

The following is a summary of stock option activity and related information:

                                         1997                           1996                            1995
                             ------------------------------ ------------------------------  ------------------------------
                                           Weighted-Average               Weighted-Average               Weighted-Average
                                Options     Exercise Price    Options      Exercise Price    Options      Exercise Price
                                -------     --------------    -------      --------------    -------      --------------
Options:
  Outstanding at
    beginning of year         1,841,864       $5.7560        1,603,195       $ 5.2831       1,433,091         $7.5603
  Granted                       515,517       $6.7402          759,700       $ 8.2655       1,262,175         $4.1250
  Exercised                    (214,389)      $4.1285         (124,684)      $ 3.9663         (15,817)        $5.6611
  Canceled                     (110,546)      $6.4146         (396,347)      $10.4849      (1,076,254)        $7.4495
                              ---------       -------        ---------       --------       ---------         -------
  Outstanding at
    end of year               2,032,446       $6.1255        1,841,864       $ 5.7560       1,603,195         $5.2831
                              =========       =======        =========       ========       =========         =======


The following table summarizes  information  about options  outstanding at March
31, 1997:
                                                  Options Outstanding                          Options Exercisable
                                  ----------------------------------------------------  -----------------------------------
                                                   Weighted-Average
                                                      Remaining
                                                     Contractual     Weighted-Average                     Weighted-Average
                                       Number           Life             Exercise           Number           Exercise
Range of Exercise Prices            Outstanding        (Years)             Price          Exercisable         Price
-------------------------------   ---------------------------------- -----------------  ----------------- -----------------
      $2.0000 - $3.6250                14,165            1.82            $3.5296             14,165          $3.5296
      $3.9300 - $3.9300               725,879            7.70            $3.9300            345,730          $3.9300
      $4.1250 - $6.0000               467,502            7.91            $5.5536            114,498          $4.9271
      $7.5000 - $8.5000               431,450            9.06            $8.0115             61,655          $8.2449
      $8.6250 - $12.7500              393,450            8.27            $8.8810            143,255          $8.9053
                                    ---------            ----            -------            -------          -------
      $2.0000 - $12.7500            2,032,446            8.11            $6.1255            679,303          $5.5305
                                    =========            ====            =======            =======          =======


Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan (the "Purchase Plan") is available for all full-time employees possessing less than 5% of the Company's common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 250,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is to be through employees' payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on February 9, 2005, or earlier at the discretion of the Company's Board of Directors. There were no shares purchased under the Purchase Plan at March 31, 1996. As of March 31, 1997, 141,049 shares are reserved for issuance.

The following is a summary of stock purchased under the plan:

                                                 1997                1996
                                             --------------      -------------
Aggregate purchase price                       $644,427               -
Shares purchased                                108,951               -
Employee participants as of March 31                150              139

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"),"Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such grants.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for grants after April 1, 1995, as if the Company had accounted for its stock-based compensation under the fair value method of SFAS 123. The fair value of the Company's stock-based grants was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have specific vesting schedules and are ordinarily not transferable. Because the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility which can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its grants. The fair value of the Company's stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                        Options                          Purchase Plan
                                            ---------------------------------   --------------------------------
                                                 1997              1996              1997             1996
                                            ---------------   ---------------   ---------------  ---------------
Expected Life Years                              3.17              3.15                .5                .5
Volatility                                      64.68%            65.45%            64.43%            64.14%
Risk-Free Interest Rate                          6.20%             5.61%             5.25%             5.19%

For pro forma purposes, the estimated fair value of the Company's stock-based grants is amortized over the options' vesting period (for stock options granted under the 1995 Plan and the Director Plan) and the six month purchase period (for stock purchases under the Purchase Plan). No purchases were made under the Purchase Plan prior to fiscal year 1997. The Company's pro forma information follows, amounts in thousands except per share amounts):

                                                      1997              1996
                                                  -------------     ------------
Net income (loss) - pro forma                      ($1,148)            $4,346
Primary net income (loss) per share - pro forma     ($0.11)           $  0.41

Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately the year 2000. The weighted-average fair value of stock options and stock purchase rights granted in fiscal 1997 was $3.24 and $2.35 per share, respectively.


16.     LITIGATION

In October 1994, the Company's Board of Directors appointed a Special Committee of independent directors to conduct an investigation into possible revenue recognition and other accounting irregularities. The ensuing investigation resulted in the termination of the Company's former Chairman and CEO, Chan M. Desaigoudar, and several other key management employees.

In January 1995, the Company reported that an investigation conducted by the Special Committee of the Board of Directors and Ernst & Young LLP had found widespread accounting and other irregularities in the Company's financial results for the fiscal year ended June 30, 1994. On February 6, 1995, the Company filed a Report on Form 10-K/A restating its results for the fiscal year ended June 30, 1994. Upon restatement, the Company reported a net loss of $15.2 million, or a loss of $1.88 per share, on total revenues of $30.1 million. The Company previously had reported earnings of $5.1 million, or $0.62 per share, on revenues of $45.3 million. The accounting irregularities and related matters are the subject of securities class actions against the Company, as well as pending investigations into possible violations of the federal securities laws by the Securities and Exchange Commission ("SEC") and the Justice Department.

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

On or about February 23, 1995, the Company entered into a proposed settlement of the class actions, pursuant to which claims against the Company would have been released by shareholders who had purchased Company common stock between September 7, 1993 through January 9, 1995, in exchange for the Company paying the class $1.0 million and the issuance to the class of one million five hundred thousand shares (1,500,000), as well as certain non-monetary consideration. The issued shares were to be accompanied by a Contingent Value Right (CVR), personal to the class member, and not transferable, which would have entitled the holder thereof to receive the difference, if any, between eight dollars ($8.00) per share and the highest average trading price of the Company's common stock over any consecutive twenty trading day period during the three and one half years following issuance of the shares, if such price were lower than $8.00. The total cost of the proposed settlement was $13.0 million, which was expensed in the fiscal year ended March 31, 1995, financial statements.

On February 2, 1996, Judge Vaughn R. Walker of the United States District Court for the Northern District of California denied a motion for preliminary approval of the 1995 proposed settlement. On May 2, 1996, Judge Walker ordered this matter to Judge Eugene F. Lynch for settlement conferences which resulted in a new proposed settlement announced by the Company on September 16, 1996. All defendants, other than Mr. Desaigoudar, participated in the new settlement.

On March 7, 1997, Judge Walker orally granted plaintiffs' motion for final approval of the new settlement. On May 20, 1997, the Court issued a written order certifying the proposed class for settlement purposes and approving the settlement. Members of the class have thirty (30) days to appeal from that order; however, the Company views such an appeal as unlikely, in light of the overwhelming acceptance of the settlement.

Generally, the Company's contribution towards the new settlement calls for the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share will be accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over the three years following the issuance of the CVR. The CVR expires at the end of the three year period or when the $11.50 price is met, whichever occurs first. In addition, the Company will pay $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will be returned to the Company, without interest, if and when the CVR is extinguished.

The terms of this settlement differ from those negotiated in 1995. However, the aggregate amount of consideration to be paid by the Company, in cash and common stock, is the same in both settlements. The new settlement reflects a substantial reduction in the common stock component (from 1,500,000 shares down to 608,696 shares) and a substantial increase in cash (from $1,000,000 to $6,000,000). Pursuant to the terms of the agreement, the Company has deposited the cash component of the settlement in a trust account controlled by counsel for the class and has recorded as restricted cash the $2,000,000 guarantee of performance under the CVR. If the new settlement does not become final, these monies will be returned, with accrued interest, to the Company.

A putative shareholders derivative action was filed against certain former and present officers and directors of the Company on May 25, 1995, in Santa Clara County Superior Court. Plaintiff subsequently agreed to dismiss from the case, without prejudice, all of the outside directors named in the complaint; the only current Company officer named as a defendant is the Company's General Counsel. The stay previously granted in this matter has lapsed and discovery is being undertaken by the plaintiff.

The Company continues to cooperate with the pending investigations of certain of its former officers by the Justice Department and the SEC. The Justice Department has advised the Company that it is not currently a target or subject of the investigation. The SEC has taken the position that it is premature, at this stage in its investigation, to discuss the resolution of the investigation of the Company.

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

17.     SEGMENT INFORMATION

The Company's principal operations are conducted in the United States. Foreign sales, primarily in Europe, Canada and Asia, aggregated approximately 36%, 31%, and 33% of net product sales for fiscal 1997, 1996, and 1995. Foreign currency transaction gains and losses are not significant.

During fiscal 1997, Motorola accounted for 11% of the net product sales. During fiscal 1996 and 1995, no customer accounted for more than 10% of net product sales.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the independent accountants in the three periods ended March 31, 1997, March 31, 1996, and March 31, 1995.

In January 1995, Coopers & Lybrand L.L.P. resigned as the Company's independent accountants and were replaced by Ernst & Young LLP.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth in the 1997 Proxy Statement under the captions "Officers and Directors" and "Executive Compensation" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the 1997 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1997 Proxy Statement under the caption "Security Ownership of Management and Principal Shareholders" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth in the 1997 Proxy Statement under the caption "Certain Relationships and Transactions" and is incorporated herein by reference.

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

        3.        Exhibit Index:

               The exhibits listed below are filed herewith or incorporated by reference as indicated. pursuant to Regulation S-K. The exhibit number refers to number indicated pursuant to the Instructions To The Exhibit Table for Regulation S-K.

               Exhibit
               Number              Description                             Document if Incorporated by Reference
               -------------       ----------------------------------      -----------------------------------------------------
               3(i)                Articles of Incorporation, as           Exhibit 3(i) to the Company's Annual Report on Form
                                   amended.                                10K (File No. 0-15549) for the fiscal year ended
                                                                           March 31, 1995, ("1995 Form 10-K).

               3(ii)               By-Laws, as amended.                    Exhibit 3(ii) to the Company's Annual Report on
                                                                           Form 10K (File No. 0-15549) for the fiscal year
                                                                           ended March 31, 1995, ("1995 Form 10-K).

               11                  Statement re: computation of
                                     per share earnings.

               18                  Letter re: change in accounting         Exhibit 18 to the Company's Annual Report on Form
                                   principles.                             10K (File No. 0-15549) for the fiscal year ended
                                                                           March 31, 1995, ("1995 Form 10-K).

               27*                 Financial Data Schedule


(b)     1.     Reports on Form 8-K:

               On March 11, 1997, the Company filed a Form 8-K, under Item 5, reporting the release of certain information regarding the approval of the settlement of class action lawsuits previous filed against it,

*Exhibit on EDGAR filing only.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement in connection with its 1997 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 1997) are incorporated by reference into Part III.

                                   SCHEDULE 2

                      CALIFORNIA MICRO DEVICES CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


            Year Ended March 31, 1997, Year Ended March 31, 1996, and
                        Nine Months Ended March 31, 1995
                             (Amounts in Thousands)
                                                                    Additions
                                                    Balance at      Charged to      Charged to                         Balance
                                                    Beginning        Cost and         Other                          At End of
                                                     of Year         Expense         Accounts     Deductions (1)        Year
                                                  --------------- --------------- --------------- ---------------- ---------------
Year ended March 31, 1997
  Allowance for doubtful accounts
    (deducted from accounts receivable)               $ 900           $ (15)           $ -            $ 448            $ 437
                                                      ======          ======           ====           ======           =====


Year ended March 31, 1996
  Allowance for doubtful accounts
    (deducted from accounts receivable)               $ 832          $ (345)           $ -           $ (413)           $ 900
                                                      ======         =======           ====          ========          =====

Nine months ended March 31, 1995
  Allowance for doubtful accounts
    (deducted from accounts receivable)               $ 500          $1,230           $ 443           $1,341           $ 832
                                                      ======         =======          ======          =======          =====

(1)   Represents write-offs net of recovery of receivables.

                                       40

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of May 1997.

CALIFORNIA MICRO DEVICES CORPORATION
               (Registrant)


By:     /s/ Jeffrey C. Kalb
        ------------------------
        JEFFREY C. KALB
        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of May 1997.

By:


 /s/ Jeffrey C. Kalb      President and Chief Executive Officer and Director
----------------------    (Principal Executive Officer)
 JEFFREY C. KALB

 /s/ John E. Trewin       Vice President and Chief Financial Officer
----------------------    (Principal Financial and Accounting Officer)
 JOHN E. TREWIN

 /s/ Wade Meyercord       Chairman of the Board
----------------------
 WADE MEYERCORD

 /s/ Angel G. Jordan      Director
----------------------
 ANGEL G. JORDAN

 /s/ David B. Schoon      Director
----------------------
 DAVID B. SCHOON

 /s/ Stuart Schube        Director
----------------------
 STUART SCHUBE

 /s/ John Sprague         Director
----------------------
 JOHN SPRAGUE


   A majority of the Board of Directors.