Form 10-Q
period 1997-06-30
CALIFORNIA MICRO DEVICES CORP
filed 1997-08-14
CIK 800460

United States
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q

                                   (Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended June 30, 1997

                                       or

[   ]  Transition Report Pursuant To Section 10 Or 15(D) Of The Securities
Exchange Act Of 1934 For The Transition Period From _________  To  ________

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

                        Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of June 30, 1997, there were outstanding 9,853,368 shares of Issuer's Common Stock.

                       CALIFORNIA MICRO DEVICES CORPORATION


                                     INDEX


                       PART I.     FINANCIAL INFORMATION

                                                                   Page Number

Item 1.     Financial Statements

            Statements of Operations
               Three Months Ended June 30, 1997 and 1996                2

            Balance Sheets
               June 30, 1997 and March 31, 1997                         3

            Statements of Cash Flows
               Three Months Ended June 30, 1997 and 1996                4

            Notes to Financial Statements                               5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7


                               PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                           9

Item 4.     Submission of Matters to a Vote of Security Holders         9

Item 6.     Exhibits and Reports on Form 8-K                           10

Signature                                                              11

                          PART I.     FINANCIAL INFORMATION

ITEM 1.	Financial Statements.


                       CALIFORNIA MICRO DEVICES CORPORATION
                             STATEMENTS OF OPERATIONS
                   (Amounts in Thousands, Except Per Share Data)
                                    (Unaudited)

                                                 Three Months Ended June 30,
                                                   1997                  1996
                                                   ----                  ----
Revenues:
  Net product sales                              $  8,108            $  9,295
  Technology related sales                            206                 300
                                                 --------            --------
    Total revenues                                  8,314               9,595

Cost and expenses:
  Cost of sales                                     5,265               6,224
  Research and development                            808                 987
  Selling, marketing and administrative             2,016               2,152
                                                 --------            --------
    Total costs and expenses                        8,089               9,363
                                                 --------            --------

Operating income                                      225                 232
Other (income) expense, net                           109                (100)
                                                 --------            --------
Income before income taxes                            116                 332

Income taxes                                            -                   -
                                                 --------            --------

Net income                                       $    116            $    332
                                                 ========            ========

Net income per share                             $   0.01            $   0.03
                                                 ========            ========

Weighted average common shares and
  share equivalents outstanding                    10,226              11,020


The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                                BALANCE SHEETS
                      (Amounts in Thousands, Except Share Data)
                                 (Unaudited)

                                                     June 30,        March 31,
                                                       1997            1997
ASSETS
Current assets:
  Cash and cash equivalents                           $     95        $   343
  Short-term investments                                 6,136          6,467
  Accounts receivable, less allowance for
   doubtful accounts of $465 and $437                    3,893          3,938
  Inventories                                            9,295          8,843
  Prepaid expenses and other assets                        947            874
                                                      --------       --------
    Total current assets                                20,366         20,465

Property and equipment, net                             14,408         14,481
Restricted cash                                          3,142          2,903
Other long-term assets                                     417            421
                                                      --------       --------
    Total assets                                       $38,333        $38,270
                                                      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $ 1,959        $ 2,618
  Accrued salaries and benefits                          1,113            795
  Other accrued liabilities                              1,303          1,457
  Deferred margin on shipments to distributors             630            576
  Current maturities of long-term debt and capital
    lease obligations                                      719            745
                                                       -------       --------
    Total current liabilities                            5,724          6,191

Long-term debt, less current maturities                  7,315         7, 315
Capital lease obligations less current maturities        1,175          1,184
                                                      --------       --------
    Total liabilities                                   14,214         14,690

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding 9,853,368 shares             52,389         51,939
  Accumulated deficit                                  (28,270)       (28,359)
                                                      --------       --------
    Total shareholders' equity                          24,119         23,580
                                                      --------       --------
    Total liabilities and shareholders' equity         $38,333        $38,270
                                                      ========       ========

The accompanying notes are an integral part of these financial statements.

                       CALIFORNIA MICRO DEVICES CORPORATION
                             STATEMENTS OF CASH FLOWS
                               (Amounts in Thousands)
                                     (Unaudited)

                                                   Three Months Ended June 30,
                                                        1997           1996
                                                        ----            ----
Cash flows from operating activities:
  Net income                                          $   116         $   332
  Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
  Depreciation and amortization                           673             540
  Net increase  in inventories                           (452)           (575)
  Net decrease/(increase) in accounts receivable           45             (58)
  Net (increase)/decrease in prepaid expenses and
    other current assets                                  (73)            123
  Net decrease in trade accounts payable and
    other current liabilities                            (495)           (883)
  Net decrease in other long term assets                    4              84
  Increase/(decrease) in deferred margin on
    distributor sales                                      54             (12)
                                                     --------        --------
Net cash used by operating activities                    (128)           (449)
                                                     --------        --------
Cash used in investing activities:
  Security purchases                                     (499)         (2,069)
  Security sales                                          803           4,216
  Capital expenditures                                   (600)         (2,790)
  Net change in restricted cash                          (239)           (239)
                                                     --------        --------
Net cash used in investing activities                    (535)           (882)
                                                     --------        --------
Cash (used)/provided by financing activities:
  Payment of capital lease obligations                    (35)           (524)
  Payment of long-term debt                                 -             (83)
  Proceeds from issuance of common stock                  450             936
                                                     --------        --------
Net cash provided by financing activities                 415             329
                                                     --------        --------
Net decrease in cash and cash equivalents                (248)         (1,002)
Cash and cash equivalents at the beginning of period      343           1,512
                                                     --------        --------
Cash and cash equivalents at the end of period       $     95        $    510
                                                     ========        ========
Supplemental disclosure of cash flow information:
  Interest paid                                      $    246        $     64
  Income taxes paid                                   $     -        $      -
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized gain/(loss) on securities                $    27         $    60

The accompanying notes are an integral part of these financial statements.

                       CALIFORNIA MICRO DEVICES CORPORATION

                           Notes to Financial Statements

1.     Basis of Presentation
      ---------------------
       In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of June 30, 1997, results of operations for the three month periods ended June 30, 1997 and 1996, and cash flows for the three-month periods ended June 30, 1997 and 1996. Results for the quarter are not necessarily indicative of fiscal year results.

       The condensed financial statements should be read in conjunction with the financial statements included with the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

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

3.     Inventories
       ----------
       The components of inventory consist of the following (amounts in thousands):
                                             June 30,     March 31,
                                               1997          1997
                                             --------      --------
            Raw materials                    $  1,149      $  1,316
            Work-in-process                     4,429         3,821
            Finished goods                      3,717         3,706
                                             --------      --------
                                             $  9,295      $  8,843


4.     Litigation
       ----------
       Reference should be made to the Company's filings with the SEC, including its reports on Form 10-K for its 1997 fiscal year. In addition to the matters reported therein, the following legal proceedings have taken place:

       The settlement of the securities class action became final on June 20, 1997, following Judge Walker's order of May 20, 1997.

       The Company has negotiated a settlement of the putative shareholders' derivative suit, and expects to finalize that settlement shortly and to submit it to the court for approval.

       The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operation of the Company.

       The Company believes that, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.

5.     Net Income Per Share
       --------------------
       Net income per share for each period is computed using the weighted average number of common shares and dilutive common shares outstanding during the periods.

6.     Adoption of FASB 128
       --------------------
       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in any change in primary earnings per share for the quarters ended June 30, 1997 and 1996.

ITEM 2.     Management's Discussion And Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ----------------------

Results of Operations

     Product sales for the quarter ended June 30, 1997, decreased by $1,187,000 or 12% compared to the quarter ended June 30, 1996. The decrease in product sales was primarily due to a decrease in older telecommunications and computer related products offset partially by over $500,000 of new P/Active( products. Thin film products accounted for 62% of product sales for the quarter ended June 30, 1997 compared with 55% in the year ago quarter.

     Compared to the previous quarter ended March 31, 1997, product sales for the quarter ended June 30, 1997 increased by $866,000 or 12%. The increase was primarily due to the shipment of new P/Active( products mentioned above. Thin film products were 63% of product sales for the quarter ended March 31, 1997.

     Technology related revenue for the quarters ended June 30, 1997 and June 30, 1996 related to engineering projects partially funded by Hitachi Metals, Ltd. ("HML"). Technology revenues decreased due to fewer projects being included in the joint development programs. This decrease amounted to $94,000 and $194,000 as compared to the same quarter in fiscal 1997 and the quarter ended March 31, 1997, respectively.

     Gross margins on net product sales improved overall from the quarter a year ago from 33% to 35%, primarily due to cost reductions and higher mix of thin film products. Manufacturing cost reductions are the result primarily of transfer of more test and finish work overseas and reduced packaging costs, as well as yield improvements and benefits from prior year capital investments, partially offset by increased depreciation expense.

     Research and development expenditures decreased to $808,000 for the June 30, 1997, quarter compared to $987,000 in the year earlier period due primarily to reduced spending on materials and outside consulting. Compared to a year ago, a greater proportion of research and development programs involve design engineering efforts developing new products, with less consumption of materials associated with the development of new processes.

     Selling, marketing, and administrative costs decreased by $136,000 compared to a year ago. Selling and marketing headcount and advertising expense have increased, and administrative costs have decreased, including a $250,000 decrease in legal expenses.

     As a result of the factors discussed above, operating income for the quarter ended June 30, 1997, was $225,000 compared to operating income of $232,000 for the year earlier quarter.

     Other (income)/expense for the current quarter was an expense of $109,000 as compared to income of $100,000 in the 1996 quarter. This was due primarily to reduced interest income from investments.

     No income taxes were accrued for the quarters ended June 30, 1997, or June 30, 1996, due to the availability of tax loss carry forwards.

     The weighted average of common shares outstanding decreased to 10,226,000 shares and share equivalents in the June 30, 1997, quarter compared to 11,020,000 shares and share equivalents for the quarter ended June 30, 1996. The decrease of 794,000 weighted shares outstanding is primarily due to the impact of the final settlement of shareholders lawsuits which reduced the number of shares in the settlement by 891,304 shares.

Liquidity and Capital Resources

     Net cash as of June 30, 1997, decreased $579,000 from the period ending March 31, 1997. This was due in part to the Company investing $600,000 in new production equipment. Inventory levels increased by $452,000 in anticipation of new product orders for the P/Active( products. The increase in work in process inventories was offset by reductions in raw materials while finished goods remained virtually flat. Accounts payable and other liabilities dropped $495,000 during the period ending June 30, 1997, as payments were made for assembly charges accrued at fiscal year-end 1997. Offsetting these decreases were receipts from common stock purchases by employees through the exercise of options and the Employee Stock Purchase Plan amounting to $450,000 and depreciation and amortization of $673,000.

     The Company has extended and revised its Line of Credit with a bank to July 31, 1998, to allow borrowing up to $3,000,000, at prime, with no collateral required. The terms of the amended agreement require the Company to pay a commitment fee equal to one-quarter percent (1/4%) per annum on the average daily unused amount of the Line of Credit. In addition, the Company is required to meet certain financial covenants during the term of the agreement. Since its inception in 1995, there have been no borrowings against this line of credit.

Cautionary Statement

     Statements included herein which are not historical facts are forward looking statements. Such forward looking statements are made pursuant to the safe harbor provisions of the Private/Securities Litigation Reform Act of 1995. The forward looking statements regarding revenues, orders and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's products, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the need for the Company to keep pace with technological developments and respond in a timely manner to changes in customer needs, the Company's dependence on third party suppliers for components for its products and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company.

                            PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings.
            ------------------
       Reference should be made to the Company's filings with the SEC, including its reports on Form 10-K for its 1997 fiscal year. In addition to the matters reported therein, the following legal proceedings have taken place:

       The settlement of the securities class action became final on June 20, 1997, following Judge Walker's order of May 20, 1997.

       The Company has negotiated a settlement of the putative shareholders' derivative suit, and expects to finalize that settlement shortly and to submit it to the court for approval.

       The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operation of the Company.

       The Company believes that, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.


ITEM 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------
       The Company's annual meeting of stockholders, at which the proposals described below were submitted to stockholders, was held on July 18, 1997.

     Proposal No. 1     The proposal to amend the bylaws of the Company to
     --------------
eliminate cumulative voting was approved. The results of the voting was as follows:
               FOR             AGAINST          WITHHELD
            ---------         ---------         ---------
            5,474,462         1,010,694         1,642,733

     Proposal No. 2     Election of Directors.  The following individuals, who
     --------------
received the votes indicated, were elected as directors:
                NAME                   FOR                WITHHELD
            Jeffrey Kalb           6,861,792             1,266,097
            Wade Meyercord         6,860,730             1,267,159
            Donald Waite           6,859,000             1,268,889
            Dr. John Sprague       6,858,740             1,269,149
            Dr. Angel Jordan       6,857,740             1,270,149
            Stuart Schube          6,857,400             1,270,489


       Proposal No. 3     The proposal to ratify the appointment of Ernst &
       --------------
Young LLP, as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:

              FOR             AGAINST          WITHHELD
            ---------         --------         ---------
            7,114,321          241,705          771,863

       Proposal No. 4     The proposal to approve the amendment of the 1995
       --------------
Employee Stock Purchase Plan was approved. The results of the voting was as follows:

               FOR             AGAINST          WITHHELD
            ---------         ---------         ---------
            6,607,844         1,406,905          113,140

       Proposal No. 5     The proposal to approve the amendment of the 1995
       --------------
Employee Stock Option Plan was approved. The results of the voting was as follows:

               FOR             AGAINST          WITHHELD
            ---------         ---------         ---------
            5,896,583         2,104,492          126,814

       Proposal No. 6     The proposal to approve the amendment of the 1995
       --------------
Non-Employee Directors' Stock Option Plan was approved. The results of the voting was as follows:

               FOR             AGAINST          WITHHELD
            ---------         ---------         ---------
            5,781,386         2,216,597          129,906


ITEM 6.     Exhibits and Reports on Fork 8-K.
            ---------------------------------
            (a)     Exhibit       Description
                    -------       -----------
                    Exhibit 11    Computation of Per Share Earnings

                    3(ii) By-Laws Of California Micro Devices Corporation, as amended

                    10.03 1995 Stock Option Plan Amended As Of July 26, 1996, Amended As Of July 18, 1997

                    10.04 1995 Non-Employee Directors' Stock Option Plan Amended As Of July 26, 1996, Amended As Of July 18, 1997

                    10.05 1995 Employee Stock Purchase Plan Amended As Of July 18, 1997

            (b)     Form 8-K      None

            (c)     Financial Data Schedule (EDGAR Filing Only)

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



                      CALIFORNIA MICRO DEVICES CORPORATION
                      ------------------------------------
                                 (Registrant)



Date:   August 13, 1997             /s/  John E. Trewin
                                    --------------------------------------
                                    John E. Trewin
                                    Vice President and Chief Financial Officer

                                   EXHIBIT 11

                       CALIFORNIA MICRO DEVICES CORPORATION
                         Computation of Per Share Earnings
                    (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                   Three Months Ended June 30,
                                                        1997          1996
                                                     ----------     ----------
Net income                                           $      116     $      332

PRIMARY:
Weighted average common shares outstanding                9,756         10,365

Common equivalents attributable to options                  470            655

Total weighted average common and common equivalent
  shares outstanding                                     10,226         11,020

Net income per share                                  $    0.01      $    0.03

FULLY DILUTED:
Weighted average common shares outstanding                9,756         10,365

Common equivalent attributable to options                   470            657

Total weighted average common and common equivalent
  shares outstanding                                     10,226         11,022

Net income per share                                  $    0.01      $    0.03

                                   12

                                  EXHIBIT 3(ii)

                                    BY-LAWS

                                      of

                               CALMIDEV CORPORATION

                             a California corporation
                                ___________________

                                   ARTICLE  I
                                   ----------

                              DIRECTORS; MANAGEMENT
                              ---------------------

Section 1.     a.   Powers.
                    -------
                    Subject to the provisions of the General Corporation Law
of California, effective January 1, 1977 (to which the various Section numbers quoted herein relate) and subject to any limitation in the Articles of Incorporation and the By-Laws relating to action required to be approved by the Shareholders (Sec. 153) or by the outstanding shares (Sec. 152), the business and affairs of this corporation shall be managed by and all corporate powers shall be exercised by or under direction of the Board of Directors.

                b.   Standard of Care.
                     -----------------
                     Each Director shall exercise such powers and otherwise perform such duties in good faith, in the manner such Director believes to be in the best interests of the corporation, and with such care, including reasonable inquiry, using ordinary prudence, as a person in a like position would use under similar circumstances. (Sec. 309)

               c.   Exception for Close Corporation.
                    --------------------------------
                    Notwithstanding the provisions of Section 1, in the event that this corporation shall elect to become a close corporation as defined in Sec. 158, its Shareholders may enter into a Shareholders' Agreement as provided in Sec. 300 (b). Said agreement may provide for the exercise of corporate powers and the management of the business and affairs of this corporation by the Shareholders, provided however such agreement shall, to the extent and so long as the discretion or the powers of the Board in its management of corporate affairs is controlled by such agreement, impose upon each Shareholder who is a party thereof, liability for managerial acts performed or omitted by such person pursuant thereto otherwise imposed upon Directors as provided in Sec. 300 (d).

Section 2.     Number and Qualification.
               -------------------------
               The authorized number of Directors of the corporation shall be at least five but no more than nine.
                                      13

               This number may be changed by amendment to the Articles of Incorporation or by an amendment to this Section 2, ARTICLE I, of these By-Laws, adopted by the vote or written assent of the Shareholders entitled to exercise majority voting power as provided in Sec. 212.

Section 3.     Election and Tenure of Office.
               ------------------------------
               The Directors shall be elected by ballot at the annual meeting of the Shareholders, to serve for one year or until their successors are elected and have qualified. Their term of office shall begin immediately after election.

Section 4.     Vacancies.
               ----------
               Vacancies in the Board of Directors may be filled by a majority of the remaining Directors, though less than a quorum, or by a sole remaining Director, and each Director so elected shall hold office until his successor is elected at an annual meeting of Shareholders or at a special meeting called for that purpose.
               The Shareholders may at any time elect a Director to fill any vacancy not filled by the Directors, and may elect the additional Directors at the meeting at which an amendment of the By-Laws is voted authorizing an increase in the number of Directors.
               A vacancy or vacancies shall be deemed to exist in case of the death, resignation or removal of any Director, or if the Shareholders shall increase the authorized number of Directors but shall fail at the meeting at which such increase is authorized, or at an adjournment thereof, to elect the additional Director so provided for, or in case the Shareholders fail at any time to elect the full number of authorized Directors.
               If the Board of Directors accepts the resignation of a Director tendered to take effect at a future time, the Board, or the Shareholders, shall have power to elect a successor to take office when the resignation shall become effective.
               No reduction of the number of Directors shall have the effect of removing any Director prior to the expiration of his term of office.

Section 5.     Removal of Directors.
               ---------------------
               The entire Board of Directors or any individual Director may be removed from office as provided by Secs. 302, 303 and 304 of the Corporations Code of the State of California. In such case, the remaining Board members may elect a successor Director to fill such vacancy for the remaining unexpired term of the Director so removed.

Section 6.     Notice, Place and Manner of Meetings.
               -------------------------------------
               Meetings of the Board of Directors may be a called by the Chairman of the Board, or the President, or any Vice President, or the Secretary, or any two (2) Directors and shall be held at the principle executive office of the corporation in the
                                   14

State of California, unless some other place is designated in the notice of the meeting. No notice need be given of organization meetings or regular meetings held at the corporate offices at the time and date set forth herein. Notice shall be given of other meetings as herein provided. Members of the Board may participate in a meeting through use of a conference telephone or similar communications equipment so long as all members participating in such a meeting can hear one another. Accurate minutes of any meeting of the Board, or any committee thereof, shall be maintained as required by Sec. 1500 of the Code by the Secretary or other Officer designated for that purpose.

Section 7.     Organization Meetings - regular Meetings.
               -----------------------------------------
               The organization meetings of the newly elected Board of Directors shall be held immediately following the adjournment of the annual meetings of the Shareholders.

               Other Regular Meetings.
               -----------------------
               Regular meetings of the Board of Directors shall be held at the corporate offices, or such other place as may be designated by the Board of Directors, as follows:

               Time of Regular Meeting:          7:30 p.m.

               Date of Regular Meeting:          third Thursday of August

If said day shall fall upon a holiday, such meetings shall be held on the next succeeding business day thereafter.

Section 8.     Special Meetings - Notices.
               ---------------------------
               Special meetings of the Board may be called at any time by the President or, if he is absent or unable or refuses to act, by any Vice President or the Secretary or by any two Directors, or by one Director if only one is provided.
               At least forty-eight (48) hours notice of the time and place of special meetings shall be delivered personally to the Directors or personally communicated to them by a corporate Officer by telephone or telegraph. If the notice is sent to a Director by letter, it shall be addressed to him at his address as it is shown upon the records of the corporation, (or if it is not so shown on such records or is not readily ascertainable, at the place in which the meetings of the Directors are regularly held). In case such notice is mailed, it shall be deposited in the United States mail, postage prepaid, in the place in which the principle executive office of the corporation is located at least four (4) days prior to the time of the holding of the meeting. Such mailing, telegraphing, telephoning or delivery as above provided shall be due, legal and personal notice to such Director.

Section 9.     Waivers.
               --------
               When (i) all of the Directors are present at any organizational, regular or special meeting, however called or noticed, and sign a written consent thereto on the records
                                   15
of such meeting, or, (ii) if a majority of the Directors are present and if those not present sign a waiver of notice of such meeting or a consent to holding the meeting or an approval of the minutes thereof, whether prior to or after the holding of such meeting, which said waiver, consent or approval shall be filed with the corporate records or made a part of the minutes of the meeting or (iii) if a Director attends a meeting without notice but without protesting, prior thereto or at its commencement, the lack of notice to him, then the transactions thereof are as valued as if had at a meeting regularly called and noticed.

Section 10.    Sole Director Provided by Articles of  Incorporation.
               -----------------------------------------------------
               In the event only one Director is required by the By-Laws or Articles of Incorporation, then any reference herein to notices, waivers, consents, meetings or other actions by a majority or quorum of the Directors shall be deemed to refer to such notice, waiver, etc., by such sole Director, who shall have all the rights and duties and shall be entitled to exercise all of the powers and shall assume all the responsibilities otherwise herein described as given to a Board of Directors.

Section 11.    Directors Acting by Unanimous Written Consent.
               ----------------------------------------------
               Any action required or permitted to be taken by the Board of Directors may be taken without a meeting and with the same force and effect as if taken by a unanimous vote of Directors, if authorized by a writing signed individually or collectively by all members of the Board. Such consent shall be filed with the regular minutes of the Board.

Section 12.    Quorum.
               -------
               A majority of the number of Directors as fixed by the Articles of Incorporation or By-Laws shall be necessary to constitute a quorum for the transaction of business, and the action of a majority of the Directors present at any meeting at which there is a quorum, when duly assembled, is valid as a corporate act; provided that a minority of the Directors, in the absence of a quorum, may adjourn from time to time, but may not transact any business. A meeting at which a quorum is initially present may continue to transact business, notwithstanding the withdrawal of Directors, if any action taken is approved by a majority of the required quorum for such a meeting.

Section 13.    Notice of Adjournment.
               ----------------------
               Notice of the time and place of holding an adjourned meeting need not be given to absent Directors if the time and place be fixed at the meeting adjourned and held within twenty-four (24) hours, but if adjourned more than twenty-four (24) hours, notice shall be given to all Directors not present at the time of the adjournment.

Section 14.    Compensation of Directors.
               --------------------------
               Directors, as such, shall not receive any stated salary for their services, but by resolution of the Board a fixed sum and expense of attendance, if any, may be allowed for att-endance at each regular and special meeting of the Board; provided that nothing herein contained shall be construed to preclude any Director from serving the company in any other capacity and receiving compensation therefor.

Section 15.    Committees.
               -----------
               Committees of the Board may be appointed by resolution passed by a majority of the whole Board. Committees shall be composed of two or more members of the Board, and shall have such powers of the Board as may be expressly delegated to it by resolution of the Board of Directors, except those powers expressly made non-delegable by Sec. 311.

Section 16.    Advisory Directors.
               -------------------
               The Board of Directors from time to time may elect one or more persons to be Advisory Directors who shall not by such appointment be members of the Board of Directors. Advisory Directors shall be available from time to time to perform special assignments specified by the President, to attend meetings of the Board of Directors upon invitation and to furnish consultation to the Board. The period during which the title shall be held may be prescribed by the Board of Directors. If no period is prescribed, the title shall be held at the pleasure of the Board.

Section 17.    Resignations.
               -------------
               Any Director may resign effective upon giving written notice to the Chairman of the Board, the President, the Secretary or the Board of Directors of the corporation, unless the notice specifies a later time for the effectiveness of such resignation. If the resignation is effective at a future time, a successor may be elected to take office when the resignation becomes effective.

                                   ARTICLE II
                                   ----------

                                    OFFICERS
                                    --------

Section 1.     Officers.
               ---------
               The Officers of the corporation shall be a Chairman of the Board or a President or both, a Secretary and a Chief Financial Officer. The corporation may also have, at the discretion of the Board of Directors, one or more Vice Presidents, one or more Assistant Secretaries and such other Officers as may be appointed in accordance with the provisions of Section 3 of this Article. One person may hold two or more offices.

Section 2.     Election.
               ---------
               The Officers of the corporation, except such Officers as
may be appointed in accordance with the provisions of Section 3 or
Section 5 of this Article shall be chosen annually by the Board of Directors, and each shall hold his office until he
                                   17
shall resign or shall be removed or otherwise disqualified to serve, or his successor shall be elected and qualified.

Section 3.     Subordinate Officers, Etc.
               --------------------------
               The Board of Directors may appoint such other Officers as the business of the corporation may require, each of whom shall hold office for such a period, have such authority and perform such duties as are provided in the By-Laws or as the Board of Directors may from time to time determine.

Section 4.     Removal and Resignation.
               ------------------------
               Any Officer may be removed, either with or without cause, by a majority of the Directors at the time in office, at any regular or special meeting of the Board, or, except in case of an Officer chosen by the Board of Directors, by any Officer upon whom such power of removal may be conferred by the Board of Directors.
               Any Officer may resign at any time by giving written notice to the Board of Directors, or to the President, or to the Secretary of the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 5.     Vacancies.
               ----------
               A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in the By-Laws for regular appointments to such office.

Section 6.     Chairman of the Board.
               ----------------------
               The Chairman of the Board, if there shall be such an Officer, shall, if present, preside at all meetings of the Board of Directors, and exercise and perform such other powers and duties as may be from time to time assigned to him by the Board of Directors or prescribed by the By-Laws.

Section 7.      President.
                ----------
		Subject to such supervisory powers, if any, as may be
given by the Board of Directors to the Chairman of the Board, if
there be such an Officer, the President shall be the Chief Executive
Officer of the corporation and shall, subject to the control of the
Board of Directors, have general supervision, direction and control of the business and Officers of  the corporation. He shall preside at all meetings of the Shareholders and in the absence of the Chairman of the Board, or if there be none, at all meetings of the Board of Directors. He shall be ex officio a member of all the standing committees, including the Executive Committee, if any, and shall have the general powers and duties of management usually vested in the office of President of a corporation, and
                                 18
shall have such other powers and duties as may be prescribed by the Board of Directors or the By-Laws.

Section 8.     Vice President.
               ---------------
               In the absence or disability of the President, the Vice Presidents, in order of their rank as fixed by the Board of Directors, or if not ranked, the Vice President designated by the Board of Directors, shall perform all the duties of the President, and when so acting shall have all the powers of, and be subject to, all the restrictions upon, the President. The Vice Presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the Board of Directors or the By-Laws.

Section 9.     Secretary.
               ----------
               The Secretary shall keep, or cause to be kept, a book of minutes at the principle office or such other place as the Board of Directors may order, of all meetings of Directors and Shareholders, with the time and place of holding, whether regular or special, and if special, how authorized, the notice thereof given, the names of those present at Directors' meetings, the number of shares present or represented at Shareholders' meetings and the proceedings thereof.
               The Secretary shall keep, or cause to be kept, at the principle office or at the office of the corporation's transfer agent, a share register, or duplicate share register, showing the names of the Shareholders and their addresses; the number and classes of shares held by each ; the number and date of certificates issued for the same; and the number and date of cancellation of every certificate surrendered for cancellation.
               The Secretary shall give, or cause to be given, notice of all the meetings of the Shareholders and of the Board of Directors required by the By-Laws or by law to be given, and he shall keep the seal of the corporation in safe custody, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors or by the By- Laws.

Section 10.     Chief Financial Officer.
                ------------------------
                This Officer shall keep and maintain, or cause to be kept and maintained in accordance with generally accepted accounting principles, adequate and correct accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, earnings (or surplus) and shares. The books of account shall at all reasonable times be open to inspection by any Director.
                This Officer shall deposit all moneys and other valuables in the name and to the credit of the corporation with such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation as may be ordered by the Board of Directors, shall render to the President and Directors, whenever they request it, an account of all of his transactions and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the Board of Directors of the By-Laws.

                                  ARTICLE III
                                  -----------

                            SHAREHOLDERS' MEETINGS
                            ----------------------

Section 1.     Place of Meetings.
               ------------------
               Meetings of the Shareholders shall be held at the principal executive office of the corporation, in the State of California, unless some other appropriate and convenient location be designated for that purpose from time to time by the Board of Directors.

Section 2.     Annual Meetings.
               ----------------
               The annual meetings of the Shareholders shall be held, each year, at the time and on the day following:

               Time of Meeting:       7:00 o'clock p.m.

               Date of Meeting:       third Thursday in August

If this day shall be a legal holiday, then the meeting shall be held on the next succeeding business day, at the same hour. At the annual meeting, the Shareholders shall elect a Board of Directors, consider reports of the affairs of the corporation and transact such other business as may be properly brought before the meeting.

Section 3.     Special Meetings.
               -----------------
               Special meetings of the Shareholders may be called at any time by the Board of Directors, the Chairman of the Board, the President, a Vice President, the Secretary, or by one or more Shareholders holding not less than one-tenth (1/10) of the voting power of the corporation. Except as next provided, notice shall be given as for the annual meeting.
               Upon receipt of a written request addressed to the Chairman, President, Vice President, or Secretary, mailed or delivered personally to such Officer by any person (other than the Board) entitled to call a special meeting of Shareholders, such Officer shall cause notice to be given, to the Shareholders entitled to vote, that a meeting will be held at a time requested by the person or persons calling the meeting, not less than twenty-five nor more than sixty days after the receipt of such a request. If such notice is not given within twenty days after receipt of such request, the persons calling the meeting may give notice thereof in the manner provided by these By-Laws or apply to the Superior Court as provided in Sec. 305(c).

Section 4.     Notice of Meetings - Reports.
               -----------------------------
               Notice of meetings, annual or special, shall be given in writing not less than ten nor more than sixty days before the date of the meeting, to Shareholders entitled to vote thereat by the Secretary or the Assistant Secretary, or if there be no such Officer, or in the case of his neglect or refusal, by any Director or Shareholder.
               Such notices or any reports shall be given personally or by mail or other means of written communication as provided in Sec. 601 of the Code and shall be sent to the Shareholder's address appearing on the books of the corporation, or supplied by him to the corporation for the purpose of notice, and in the absence thereof, as provided in Sec. 601 of the Code.
               Notice of any meeting of Shareholders shall specify the place, the day and the hour of meeting, and (1) in case of a special meeting, the general nature of the business to be transacted and no other business may be transacted, or (2) in the case of an annual meeting, those matters which the Board at date of mailing, intends to present for action by the Shareholders. At any meetings where Directors are to be elected, notice shall include the names of the nominees, if any, intended at date of Notice to be presented by management for election.
               If a Shareholder supplies no address, notice shall be deemed to have been given to him if mailed to the place where the principal executive office of the company, in California, is situated, or published at least once in some newspaper of general circulation in the County of said principal office.
               Notice shall be deemed given at the time it is delivered personally or deposited in the mail or sent by other means of written communication. The Officer giving such notice or report shall prepare and file an affidavit or declaration thereof.
               When a meeting is adjourned for forty-five days or more, notice of the adjourned meeting shall be given as in case of an original meeting. Save, as aforesaid, it shall not be necessary to be give any notice of adjournment or of the business to be transacted at an adjourned meeting other than by announcement at the meeting at which such adjournment is taken.

Section 5.     Validation of Shareholders' Meetings.
               -------------------------------------
               The transactions of any meeting of Shareholders, however called and noticed, shall be valid as though had at a meeting duly held after regular call and notice, if a quorum be present either in person or proxy, and if, either before or after the meeting, each of the Shareholders entitled to vote, not present in person or by proxy, sign a written waiver of notice, or a consent to the holding of such a meeting or an approval of the minutes thereof. All such waivers, consents or approvals shall be filed with the corporate records or made a part of the minutes of the meeting. Attendance shall constitute a waiver of notice, unless objection shall be made as provided in Sec. 601(e).

Section 6.     Shareholders Acting Without a Meeting - Directors.
               --------------------------------------------------
               Any action which may be taken at a meeting of the Shareholders may be taken without a meeting or notice of meeting if authorized by a writing signed by all of the Shareholders entitled to vote at a meeting for such purpose and filed with the Secretary of the corporation, provided further that while ordinarily Directors can only be elected by unanimous written consent under Sec. 603(d), as to vacancy created by death, resignation or other causes, if the Directors fail to fill a vacancy, then a Director to fill that vacancy may be elected by the written consent of persons holding a majority of shares entitled to vote for the election of Directors.

Section 7.     Other Actions Without A Meeting.
               --------------------------------
               Unless otherwise provided in the GCL or the Articles, any action which may be taken at any annual or special meeting of Shareholders may be taken without a meeting and without prior notice if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.
               Unless the consents of all Shareholders entitled to vote have been solicited in writing,
                (1)   Notice if any Shareholder approval pursuant to Secs.
310, 317, 1201 or 2007 without a meeting by less than unanimous written consent shall be given at least 10 days before the consummation of the action authorized by such approval, and
               (2) Prompt notice shall be given of the taking of any corporate action approved by Shareholders without a meeting by less than unanimous written consent, to each of those Shareholders entitled to vote who have not consented in writing.
               Any Shareholder giving a written consent, or the Shareholder's proxyholders, or a transferee of the shares of a personal representative of the Shareholder or their respective proxyholders, may revoke the consent by a writing received by the corporation prior to the time that written consents of the number of shares required to authorize the proposed action have been filed with the Secretary of the corporation, but may not do so thereafter. Such revocation is effective upon its receipt by the Secretary.

Section 8.     Quorum.
               -------
               The holders of a majority of the shares entitled to vote thereat, present in person, or represented by proxy, shall constitute a quorum at all meetings of the Shareholders for the transaction of business except as otherwise provided by law, by the Articles of Incorporation, or by these By-Laws. If, however, such majority shall not be present or represented at any meeting of the Shareholders, the Shareholders entitled to vote thereat, present in person, or by proxy, shall have the power to adjourn the meeting from time to time, until the requisite amount of voting shares shall be present. At such adjourned meeting at which the requisite amount of voting shares shall be represented, any business may be transacted which might have been transacted at a meeting as originally notified.
               If a quorum be initially present, the Shareholders may continue to transact business until adjournment, not withstanding the withdrawal of enough Shareholders to leave less than a quorum, if any action taken is approved by a majority of the Shareholders required to initially constitute a quorum.

Section 9.     Voting Rights; Cumulative Voting.
               ---------------------------------
               Only persons in whose names shares entitled to vote stand on the stock records of the corporation on the day of any meeting of Shareholders, unless some other day be fixed by the Board of Directors for the determination of Shareholders of record, and then on such other day, shall be entitled to vote at such meeting.
               Provided the candidate's name has been placed in nomination prior to the voting and one or more Shareholders has given notice at the meeting prior to the voting of the Shareholder's intent to cumulate the Shareholder's votes, every Shareholder entitled to vote at any election for Directors of any corporation for profit may cumulate his votes and give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which his shares are entitled, or distribute his votes on the same principle among as many candidates as he thinks fit.
               The candidates receiving the highest number of votes up to the number of Directors to be elected are elected.
               The Board of Directors may fix a time in the future not exceeding sixty days preceding the date of any meeting of Shareholders or the date fixed for the payment of any dividend or distribution, or for the allotment of rights, or when any change or conversion or exchange of shares shall go into effect, as a record date for the determination of the Shareholders entitled to notice of and to vote at any such meeting, or entitled to receive any such dividend or distribution, or any allotment of rights, or to exercise the rights in respect to any such change, conversion or exchange of shares. In such a case only Shareholders of record on the date so fixed shall be entitled to notice of and to vote at such meeting, or to receive such dividends, distribution or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any share on the books of the company after any record date fixed as aforesaid. The Board of Directors may close the books of the company against transfers of shares during the whole or any part of such a period.

Section 10.    Proxies.
               --------
                Every Shareholder entitled to vote, or to execute consents, may do so, either in person or by written proxy, executed in accordance with the provisions of Secs. 604 and 705 of the Code and filed with the Secretary of the corporation.

Section 11.    Organization.
               -------------
               The President, or in the absence of the President, any Vice President, shall call the meeting of the Shareholders to order, and shall act as chairman of the meeting. In the absence of the President and all of the Vice Presidents, Shareholders shall appoint a chairman for such a meeting. The Secretary of the company shall act as Secretary of all meetings of the Shareholders, but in the absence of the Secretary at any meeting of the Shareholders, the presiding Officer may appoint any person to act as Secretary of the meeting.

Section 12.    Inspectors of Election.
               -----------------------
               In advance of any meeting of Shareholders the Board of Directors may, if they so elect, appoint inspectors of election to act at such a meeting or any adjournments thereof. If inspectors of election be not so appointed, the chairman of any such meeting may, and on the request of any Shareholder or his proxy shall, make such appointment at the meeting in which case the number of inspectors shall be either one or three as determined by a majority of the Shareholders represented at the meeting.

Section 13.    Shareholder' Agreements.
               ------------------------
               Notwithstanding the above provisions in the event this corporation elects to become a close corporation, an agreement between two or more Shareholders thereof, if in writing and signed by the parties thereof, may provide that in exercising any voting rights the shares held by them shall be voted as provided therein or in Sec. 706, and may otherwise modify these provisions as to the Shareholders' meetings and actions.

                                   ARTICLE IV
                                   ----------

                        CERTIFICATES AND TRANSFERS OF SHARES
                        ------------------------------------

Section 1.     Certificates for Shares.
               ------------------------
               Certificates for shares shall be of such form and device as the Board of Directors may designate and shall state the name of the record holder of the shares represented thereby; its number; date of issuance; the number of shares for which it is issued; a statement of the rights, privileges, preferences and restrictions, if any; a statement as to the redemption or conversion, if any; a statement of liens or restrictions upon transfer or voting, if any; if the shares be assessable or, if assessments are collectible by personal action, a plain statement of such facts.
               Every certificate for shares must be signed by the President or a Vice-President and the Secretary or an Assistant Secretary or must be authenticated by facsimiles of the signatures of the President and Secretary or by a facsimile of the signature of its President and the written signature of its Secretary or an Assistant Secretary. Before it becomes effective every certificate for shares authenticated by a facsimile of a signature must be countersigned by a transfer agent or transfer clerk and must be registered by an incorporated bank or trust company, either domestic or foreign, as registrar of transfers.

Section 2.     Transfer on the Books.
               ----------------------
               Upon surrender to the Secretary or transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

Section 3.     Lost or Destroyed Certificates.
               -------------------------------
               Any person claiming a certificate of stock to be lost or destroyed shall make an affidavit or affirmation of that fact and shall if the Directors so require give the corporation a bond of indemnity, in form and with one or more sureties satisfactory to the Board, in at least double the value of the stock represented by said certificate, whereupon a new certificate may be issued in the same tenor and for the same number of shares as the one alleged to be lost or destroyed.

Section 4.     Transfer Agents and Registrars.
               -------------------------------
               The Board of Directors may appoint one or more transfer agents or transfer clerks, and one or more registrars, which shall be an incorporated bank or trust company - - either domestic or foreign, who shall be appointed at such times and places as the requirements of the corporation may necessitate and the Board of Directors may designate.

Section 5.     Closing Stock Transfer Books - Record Date.
               -------------------------------------------
               In order that the corporation may determine the Shareholders entitled to notice of any meeting or to vote or entitled to receive payment of any dividend or other distribution or allotment of any rights or entitled to exercise any rights in respect of any other lawful action, the Board may fix, in advance, a record date, which shall not be more than sixty nor less than ten days prior to the date of such meeting nor more than sixty days prior to any other action.
               In no record date is fixed:
               The record date for determining Shareholders entitled to notice of or to vote at a meeting of Shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held.
               The record date for determining Shareholders entitled to give consent to corporate action in writing without a meeting, when no prior action by the Board is necessary, shall be the day on which the first written consent is given.

               The record date for determining Shareholders for any other purpose shall be at the close of business on the day on which the Board adopts the resolution relating thereto, or the 60th day prior to the date of such other action, whichever is later.

Section 6.     Legend Condition.
               -----------------
               In the event any shares of this corporation are issued pursuant to a permit or exemption therefrom requiring the imposition of a legend condition the person or persons issuing or transferring said shares shall make sure said legend appears on the certificate and on the stub relating thereto in the stock record book and shall not be required to transfer any shares free of such legend unless an amendment to such permit or a new permit be first issued so authorizing such a deletion.

Section 7.     Close Corporation Certificates.
               -------------------------------
               All certificates representing shares of this corporation, in the event it shall elect to become a close corporation, shall contain the legend required by Sec. 418 c.
                                   ARTICLE V
                                   ---------
                     CORPORATE RECORDS AND REPORTS - - INSPECTION
                     --------------------------------------------
Section 1.     Records.
               --------
               The corporation shall maintain , in accordance with generally accepted accounting principles, adequate and correct accounts, books and records of its business and properties. All of such books, records and accounts shall be kept at its principle executive office in the State of California, as fixed by the Board of Directors from time to time.

Section 2.     Inspection of Books and Records.
               --------------------------------
               All books and records provided for in Sec. 1500 shall be open to inspection of the Directors and Shareholders from time to time and in the manner provided in said Sec. 1600-1602.

Section 3.     Certification and Inspection of By-Laws.
               ----------------------------------------
               The original or a copy of these By-Laws, as amended or otherwise altered to date, certified by the Secretary, shall be kept at the corporation's principal executive office and shall be open to inspection by the Shareholders of the company, at all reasonable times during office hours, as provided in Sec. 213 of the Corporation Code.

Section 4.     Checks, Drafts, Etc.
               --------------------
               All checks, drafts or other orders for payment of money, notes or other evidence of indebtedness, issued in the name of or payable to the corporation, shall be signed or endorsed by such person or persons and in such manner as shall be determined from time to time by resolution of the Board of Directors.
                                     26

Section 5.     Contracts, Etc. - How Executed.
               -------------------------------
               The Board of Directors, except as in the By-Laws otherwise provided, may authorize any Officer or Officers, agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation. Such authority may be general or confined to specific instances. Unless so authorized by the Board of Directors, no Officer, agent or employee shall have any power or authority to bind the corporation by any contract or agreement, or to pledge its credit, or to render it liable for any purpose or to any amount, except as provided in Sec. 313 of the Corporations Code.
                                   ARTICLE VI
                                   ----------
                                 ANNUAL REPORTS
                                 --------------
Section 1.     Due Date, Contents.
               -------------------
               The Board of Directors shall cause an annual report or statement to be sent to the Shareholders of this corporation not later than 120 days after the close of the fiscal or calendar year in accordance with the provisions of Secs. 1500 - 1501. Such report shall be sent to Shareholders at least fifteen days prior to the annual meeting of Shareholders. Such report shall contain a balance sheet as of the end of the fiscal year, an income statement and a statement of changes in financial position for such fiscal year, accompanied by any report thereon of an independent accountant, or if there is no such report, a certificate of the Chief Financial Officer or President that such statements were prepared without audit from the books and records of the corporation.

Section 2.     Waiver.
               -------
               The foregoing requirement of an annual report may be waived by the Board so long as this corporation shall have less than 100 Shareholders.

                                  ARTICLE VII
                                  -----------
                             AMENDMENTS TO BY-LAWS
                             ---------------------
Section 1.     By Shareholders.
               ----------------
               New By-Laws may be adopted or these By-Laws may be repealed or amended at their annual meeting, or at any other meeting of the Shareholders called for that purpose, by a vote of Shareholders entitled to exercise a majority of the voting power of the corporation, or by written assent of such Shareholders.

Section 2.     Powers of Directors.
               --------------------
               Subject to the right of the Shareholders to adopt, amend or repeal By-Laws, as provided in Section 1 of this Article VII, and the limitations of Sec 204 (a) (5) and Sec. 212, the Board of Directors may adopt, amend or repeal any of these By-Laws other than a By-Law or amendment thereof changing the authorized number of Directors.
                                    27

Section 3.     Record of Amendments.
               ---------------------
               Whenever an amendment or new By-Law is adopted, it shall be copied in the book of By-Laws with the original By-Laws, in the appropriate place. If any By-Law is repealed, the fact of repeal with the date of the meeting at which the repeal was enacted or written assent was filed shall be stated in said book.
                                 ARTICLE VIII
                                 ------------
                                 MISCELLANEOUS
                                 -------------
Section 1.     References to Code Sections.
               ----------------------------
              "Sec." references herein refer to the equivalent Sections of the General Corporation Law effective January 1,1977 as amended.

Section 2.     Effect of Shareholders' Agreement.
               ----------------------------------
               Any Shareholders' Agreement authorized by Sec. 300 (b), shall only be effective to modify the terms of these By-Laws if this corporation elects to become a close corporation with appropriate filing of or amendment to its Articles as required by Sec. 202 and shall terminate when this corporation ceases to be a close corporation. Such an agreement cannot waive or alter Secs. 158, (defining close corporations), 202 (requirements of Articles of Incorporation), 500 and 501 relative to distribution, 111 (merger), 1201(e) (reorganization) or Chapters 15 (Records and Reports), 16 (Rights of Inspection), 18 (Involuntary Dissolution) or 22 (Crimes and Penalties). Any other provisions of the Code or these By-Laws may be altered or waived thereby, but to the extent they are not so altered or waived, these By-Laws shall be applicable.

Section 3.     Representation of Shares in Other Corporations.
               -----------------------------------------------
               Except as provided in Sec. 703, shares of other corporations standing in the name of this corporation may be voted or represented and all incidents thereto may be exercised on be-half of the corporation by the Chairman of the Board, the President or any Vice President and the Secretary or an Assistant Secretary.

Section 4.     Subsidiary Corporations.
               ------------------------
               Shares of this corporation owned by a subsidiary shall not be entitled to vote on any matter. A subsidiary for these purposes is defined in Sec. 189 (a) and (b).

Section 5.     Indemnity.
               ----------
               The corporation may indemnify any Director, Officer, agent or employee as to those liabilities and on those terms and conditions as are specified in Sec. 317. In any event, the corporation shall have the right to purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against.
                                 28

                        CERTIFICATE OF ADOPTION OF BY-LAWS


Adoption by Incorporator(s) or First Director(s).
-------------------------------------------------
               The undersigned person(s) appointed in the Articles of Incorporation to act as the Incorporator(s) or First Director(s) of the above named corporation hereby adopt the same as the By-Laws of said corporation.
               Executed this 9th day of July, 1980.


               /S/ Chan Desaigoudar
               ------------------------
               Name   Chan Desaigoudar




Certificate by Secretary.
-------------------------
I DO HEREBY CERTIFY AS FOLLOWS:
               That I am the duly elected, qualified and acting Secretary of the above named corporation; That the foregoing By-Laws were adopted as the By-Laws of said corporation in the date set forth above by the person(s) appointed in the Articles of Incorporation to act as the Incorporator(s) or First Director(s) of said corporation.
               IN WITNESS WHEREOF, I have hereunto set my hand and affixed the corporate seal this 9th day of July, 1980


               /S/ Paul I. Myers, Jr.
               ---------------------------------
               Secretary    Paul I. Myers, Jr.


Certificate by Secretary of Adoption by Shareholders' Vote.
-----------------------------------------------------------
THIS IS TO CERTIFY:
               That I am the duly elected, qualified and acting Secretary of the above named corporation and that the above and foregoing Code of By-Laws was submitted to the shareholders at their first meeting held on the date set forth in the By-Laws and recorded in the minutes thereof, was ratified by the vote of shareholders entitled to exercise the majority of the voting power of said corporation.
               IN WITNESS WHEREOF, I have hereunto set my hand this _____day of _______________________, 19____.

               ______________________________
               Secretary

                                  MEMORANDUM OF

                                AMENDMENT TO BYLAWS

                                       OF

                         CALIFORNIA MICRO DEVICES CORPORATION
                              a California corporation

                              Effective: July 21, 1986



               Pursuant to resolution adopted by the corporation's Board of

Directors on July 21, 1986, the Bylaws of the corporation are amended to read as following:


                  The authorized number of Directors of the corporation
              shall be at least five, and no more than nine.
                  This number may be changed by amendment to the Articles
              of Incorporation or by an amendment to this Section 2,
              Article I, of these Bylaws, adopted by the vote or written assent of the shareholders entitled to exercise majority voting power as provided in S212.

                                 MEMORANDUM OF

                               AMENDMENT TO BYLAWS

                                       OF

                          CALIFORNIA MICRO DEVICES CORPORATION
                               a California corporation

                             Effective:  October 10, 1986


               Pursuant to resolution adopted by the corporation's Board of

Directors on October 10, 1986, Article I of the Bylaws of the corporation are amended to add the following:



                          Section 2.a.  Exact Number of  Directors.
                          -----------------------------------------
                          The exact number of directors of this
                       corporation, within the range authorized elsewhere in these bylaws, shall be as determined by the Board of Directors.

                                 MEMORANDUM OF

                               AMENDMENT TO BYLAWS

                                       OF

                        CALIFORNIA MICRO DEVICES CORPORATION
                              a California Corporation

                            Effective:  January 13, 1987



               Pursuant to resolution adopted by the corporation's Board of

Directors on January 13, 1987, the Bylaws of the Corporation are amended to include the following provision:


                                 Indemnification

                     The corporation has the power to indemnify any
                 person who is or was a director, officer, employee, or other agent of this corporation or of its predecessor, or is or was serving as such of another corporation, partnership, joint venture, trust, or other enterprise, at the request of this corporation against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any threatened, pending, or completed action or proceeding, whether civil, criminal, administrative, or investigative, as provided in Section 317 of the California Corporation Code, as that section now exists or may hereafter from time to time be amended to provide.

                                  MEMORANDUM OF

                               AMENDMENT TO BYLAWS

                                        OF

                          CALIFORNIA MICRO DEVICES CORPORATION
                               a California corporation

                              Effective:  April 22, 1987


                Pursuant to resolution adopted by the corporation's Board of

Directors on April 22, 1987, Article III, Section 2 of the Bylaws of the

corporation are amended to read as following:

                  Section 2.     Annual Meetings.
                  -------------------------------

                       The annual meeting of the shareholders shall
                  be held, each year, within one hundred twenty (120) days of the close of the corporation's last fiscal year. The date and time of each annual meeting shall be selected by the corporation's Board of Directors, and notice thereof given in the manner prescribed in
                  Section 4 of Article III of these Bylaws.

                                   MEMORANDUM

                               AMENDMENT TO BYLAWS

                                      OF

                        CALIFORNIA MICRO DEVICES CORPORATION
                               a California corporation

                              Effective:  July 25,  1987



               Pursuant to resolution adopted by the corporation's Board of

Directors on July 25,  1987, Article III, Section 2 of the Bylaws of the

corporation are amended to read as following:


                  Section 2.   Annual Meetings.
                               ----------------
                       The annual meeting of the shareholders shall
                  be held, each year, no later than 150 days after the end of the company's fiscal year upon a date and at a time as selected by the Board of Directors, and notice thereof given in the manner prescribed in Section 4 of Article III of these Bylaws.

                       At the annual meeting, the shareholders shall
                  elect a Board of Directors, consider reports of the affairs of the corporation, and transact such other business as may be properly brought before the meeting.

                                 MEMORANDUM OF

                              AMENDMENT TO BYLAWS

                                       OF

                      CALIFORNIA MICRO DEVICES CORPORATION
                             a California corporation

                             Effective July 14, 1995


               Pursuant to resolution adopted by the corporation's Board of

Directors on July 14, 1995, Article III, Section 4 of the Bylaws of the

corporation are amended to include the following provision:


                    Section 4.  Notice of Meetings - Reports.
                                -----------------------------
                         The Company's Secretary must receive written
                    notice of the intent of a shareholder to nominate a person not named in the Proxy Statement for the position director not less than thirty (30) days before the date of the Annual Meeting. Notices of intent to nominate must include a statement from the intended nominee indicating their willingness to serve if elected and disclosing their principal occupations or employment during the last five (5) years. Nominations for directors not named in the Proxy Statement at the Annual Meeting are made without compliance with this section will be ruled out of order at the Annual Meeting.

                                   MEMORANDUM OF

                                AMENDMENT TO BYLAWS

                                       OF

                         CALIFORNIA MICRO DEVICES CORPORATION
                             a California corporation

                             Effective July 18, 1997


               Pursuant to resolution adopted by the shareholders on July 18,

1997, Article III, Section 9 of the Bylaws of the corporation are amended to read as follows:


                   Section 9.  Voting Rights; Cumulative Voting.
                               ---------------------------------

                        The election of directors by the shareholders
                    shall not be by cumulative voting. At each election of directors, each shareholder entitled to vote may vote all the shares held by that shareholder for each of the several nominees for director up to the number of directors to be elected. The shareholder may not cast more votes for any single nominee than the number of shares held by that shareholder. This paragraph shall remain effective so long as the corporation is a "listed corporation" within the meaning of Section 301.5(d) of the California General Corporation Law.

                                EXHIBIT 10.03

                       CALIFORNIA MICRO DEVICES CORPORATION

                             1995 STOCK OPTION PLAN
                             -----------------------
              AMENDED AS OF JULY 26, 1996, AMENDED AS OF JULY 18, 1997
              --------------------------------------------------------
1.   PURPOSE.
     --------
     The purpose of the CALIFORNIA MICRO DEVICES CORPORATION 1995 Stock Option Plan (the "Plan") is to advance the interests of the Corporation and its shareholders by providing a means by which the Corporation and its Subsidiaries shall be able to attract and retain qualified employees and consultants.

2.   DEFINITIONS.
     ------------
     (a) "Affiliate" shall mean any corporation (other than the Corporation) in an unbroken chain of corporations that includes the Corporation if each of such corporations, other than the last corporation in the chain, owns at least 50% of the total voting power of one of the other corporations.

     (b) "Affiliated Group" shall mean an affiliated group of corporations, as defined in Code Section 1504, which includes the Corporation.

     (c)   "Board" shall mean the Board of Directors of the Corporation.

     (d)   "Code" shall mean the Internal Revenue Code of 1986, as amended.

     (e) "Committee" shall mean the committee appointed by the Board, in accordance with Section 3(a) hereof, to administer the Plan.

     (f) "Common Stock" shall mean the voting common stock of the Corporation.

     (g) "Consultant" shall mean any person who, or any employee of any firm which, is engaged by the Company or any Affiliate to render consulting services.

     (h) "Corporation" shall mean CALIFORNIA MICRO DEVICES CORPORATION, a California corporation.

     (i)   "Effective Date" shall mean February 10, 1995.

     (j) "Employee" shall mean any individual who is employed, within the meaning of Section 3401 of the Code and the regulations thereunder, by the Corporation or by any Affiliate. For purposes of the Plan and only for purposes of the Plan, and in regard to Nonstatutory Stock Options but not for Incentive Stock Options, a Consultant of the Corporation or any Affiliate shall be deemed to be an Employee, and service as a Consultant with the Corporation or any Affiliate shall be deemed to be employment, but no Incentive Stock Option shall be granted to a Consultant who is not an employee of the Corporation or any Affiliate within the meaning of Section 3401 of the Code and the regulations thereunder. In the case of a Consultant, the provisions governing when a termination of employment has occurred for purposes of the Plan shall be set forth in the written stock option agreement between the Optionee and the corporation, or, if not so set forth, the Committee shall have the discretion to determine when a termination of "employment" has occurred for purposes of the Plan.

     (k) "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

     (l) "Exercise Price" shall mean the price per Share at which an Option may be exercised, as determined by the Committee and as specified in the Optionee's stock option agreement.

     (m) "Fair Market Value" shall mean the value of one Share of Common Stock, determined as follows: (i) if the Shares are traded on an exchange or on the NASDAQ National Market System, the reported "closing price" on the date of valuation or if no trading occurred on such date, the next preceding day on which trading occurred; (ii) if the Shares are traded over-the-counter on the NASDAQ System (other than on the NASDAQ National Market System), the mean between the bid and the ask prices on said System at the close of business on the date of valuation or if no trading occurred on such date, the next preceding day on which trading occurred; and (iii) if neither (i) nor (ii) applies, the fair market value as determined by the Committee in good faith. Such determination shall be conclusive and binding on all persons.

     (n) "Incentive Stock Option" shall mean an Option of the type described in Section 422(b) of the Code.

     (o) "Nonstatutory Stock Option" shall mean an Option of the type not described in Section 422(b) or 423(b) of the Code.

     (p) "Option" shall mean an option to purchase Common Stock granted pursuant to the Plan.

     (q) "Optionee" shall mean any person who holds an Option pursuant to the Plan.

     (r) "Outside Director" shall mean a member of the Board who (1) is not a current employee of any member of the Affiliated Group; (2) does not receive compensation for prior services (other than benefits under a tax-qualified retirement plan) from any member of the Affiliated Group during a taxable year in which he or she serves on the Committee; (3) has never been an officer of any member of the Affiliated Group; and (4) does not receive remuneration from any member of the Affiliated Group, either directly or indirectly, in any capacity other than as a director.

     (s) "Plan" shall mean this stock option plan as it may be amended from time to time.

     (t) "Purchase Price" shall mean at any particular time the Exercise Price times the number of Shares for which an Option is being exercised.

     (u)   "Share" shall mean one share of authorized Common Stock.

3.   ADMINISTRATION.
     ---------------
     (a)   The Committee.
           --------------
           The Plan shall be administered by a Committee of Outside Directors which shall consist of not less than two members, who during the one year prior to service as an administrator of the Plan, shall not have been granted or awarded equity securities pursuant to the Plan or any other plan of the Corporation or any of its Affiliates except as permitted under Rule 16b-3 under the Exchange Act. The Board may from time to time designate individuals as ineligible to participate in the Plan for a specified period in order to become eligible to be a member of the Committee.

     (b)   Powers of the Committee.
           ------------------------
           Subject to the provisions of the Plan, the Committee shall have the authority, in its discretion and on behalf of the Corporation:

           (i)  to grant Options;

           (ii) to determine the Exercise Price per Share of Options to be granted;

           (iii) to determine the Employees to whom, and the time or times at which, Options shall be granted and the number of Shares for which an Option will be exercisable;

           (iv)   to interpret the Plan;

           (v) to prescribe, amend, and rescind rules and regulations relating to the Plan;

           (vi) to determine the terms and provisions of each Option granted and, with the consent of the holder thereof, modify or amend each Option;

           (vii) to accelerate or defer, with the consent of the Optionee, the exercise date of any Option;

           (viii) to authorize any person to execute on behalf of the Corporation any instrument required to effectuate the grant of an Option previously granted by the Committee;

           (ix) with the consent of the Optionee, to reprice, cancel and regrant, or otherwise adjust the Exercise Price of an Option previously granted by the Committee; and

           (x) to make all other determinations deemed necessary or advisable for the administration of the Plan.

     (c)   Board's Determination of Fair Market Value.
           -------------------------------------------
           The Board shall have the authority to determine, upon review of relevant information, the Fair Market Value of the Common Stock, subject to the provisions of the Plan and irrespective of whether the Board has appointed a Committee to administer the Plan. The Board may delegate this authority to the Committee.

     d)   Committee's Interpretation of the Plan.
          ---------------------------------------
          The interpretation and construction by the Committee of any provision of the Plan or of any Option granted hereunder shall be final and binding on all parties claiming an interest in an Option granted under the Plan. No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option.


4.   PARTICIPATION.
     --------------
      (a)   Eligibility.
            ------------
            The Optionees shall be such persons as the Committee may select from among the Employees, provided that Consultants are not eligible to receive Incentive Stock Options. Notwithstanding anything to the contrary set forth herein, members of the Board are not eligible for grants of Options.

     (b)   Ten Percent Shareholders.
           -------------------------
           Any Employee who owns Stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Corporation or any Affiliate shall not be eligible to receive an Option unless:

           (i) the Exercise Price of the Shares subject to such Option when granted is at least 110% of the Fair Market Value of such Shares, and

           (ii) such Option by its terms is not exercisable after the expiration of five years from the date of grant.

     (c)   Stock Ownership.
           ----------------
           For purposes of Paragraph 4(b), in determining stock ownership, an Employee shall be considered as owning the stock owned, directly or indirectly, by or for his or her brothers and sisters, spouse, ancestors, and lineal descendants. Stock owned, directly or indirectly, by or for a corporation, partnership, estate, or trust shall be considered as being owned proportionately by or for its shareholders, partners, or beneficiaries, respectively. Stock with respect to which such Employee or any other person holds an option shall be disregarded.

     (d)   Outstanding Stock.
           ------------------
           For purposes of Section 4(b), the term "outstanding stock" shall include all stock actually issued and outstanding immediately after the grant of the Option to the Optionee but shall not include any share for which an Option is exercisable by any person.

5.   STOCK.
     ------
     (a)   Shares Subject to This Plan.
           ----------------------------
           The aggregate number of Shares which may be issued upon exercise of Options under the Plan shall not exceed Two million Three Hundred Seventy Thousand (2,370,000), subject to adjustment pursuant to Section 9 hereof.

     (b)   Options Not to Exceed Shares Available.
           ---------------------------------------
           The number of Shares for which an Option is exercisable at any time shall not exceed the number of Shares remaining available for issuance under the Plan. If any Option expires or is terminated, the number of Shares for which such Option was exercisable may be made exercisable pursuant to other Options under the Plan. The limitations established by this Section 5(b) shall be subject to adjustment in the manner provided in Section 9 hereof upon the occurrence of an event specified therein.

     (c)   Limitation on Grants.
           ---------------------
           No person shall be granted in any one fiscal year options for more than 500,000 Shares.

6.   TERMS AND CONDITIONS OF OPTIONS.
    --------------------------------
     (a)   Stock Option Agreements.
           ------------------------
           Options shall be evidenced by written stock option agreements between the Optionee and the Corporation in such form as the Committee shall from time to time determine. No Option or purported Option shall be a valid and binding obligation of the Corporation unless so evidenced in writing.

     (b)   Number of Shares.
           -----------------
           Each stock option agreement shall state the number of Shares for which the Option is exercisable and shall provide for the adjustment thereof in accordance with Section 9 hereof.

     (c)   Vesting.
           --------
           An Optionee may not exercise his or her Option for any Shares until the Option, in regard to such Shares, has vested. Each stock option agreement shall include a vesting schedule which shall show when the Option becomes exercisable. The vesting schedule shall not impose upon the Corporation or any Affiliate any obligation to retain the Optionee in its employ or under contract for any period or otherwise change the employment-at-will status of an Optionee who is an employee of the Corporation or any Affiliate.

     (d)   Lapse of Options.
           -----------------
           Each stock option agreement shall state the time or times when the Option covered thereby lapses and becomes unexercisable in part or in full. An Option shall lapse on the earliest of the following events (unless otherwise determined by the Committee and reflected in an option agreement):

          (i)    The tenth anniversary of the date of granting the Option;

          (ii)   The first anniversary of the Optionee's death;

          (iii) The first anniversary of the date the Optionee ceases to be an Employee due to total and permanent disability, within the meaning of
Section 22(e)(3) of the Code;

          (iv) On the date provided in Section 6(h)(i), unless with respect to a Nonstatutory Stock Option, the Committee otherwise extends such period before the applicable expiration date;

          (v) On the date provided in Section 9 for a transaction described in such Section;

          (vi) The date the Optionee files or has filed against him or her a petition in bankruptcy; or

          (vii) The expiration date specified in an Optionee's stock option agreement.

     (e)   Exercise Price.
           ---------------
           Each stock option agreement shall state the Exercise Price for the Shares for which the Option is exercisable. Subject to Section 4(b), the Exercise Price of an Incentive Stock Option and a Nonstatutory Stock Option shall, when granted, be not less than 100% and 85% of the Fair Market Value of the Shares for which the Option is exercisable, respectively, and not less than the par value of the Shares.

     (f)   Medium and Time of Payment.
           ---------------------------
           The Purchase Price shall be payable in full in cash upon the exercise of an Option but the Committee may allow the Optionee to pay the Purchase Price:

          (i) by surrendering Shares in good form for transfer, owned by the Optionee and having a Fair Market Value on the date of exercise equal to the Purchase Price;

          (ii) by delivery of a full recourse promissory note ("Note") made by the Optionee in the amount of the Purchase Price, bearing interest, compounded semiannually, at a rate not less than the rate determined under
Section 7872 of the Code to insure that no "foregone interest", as defined in such section, will accrue, together with the delivery of a duly executed standard form security agreement securing the Note by a pledge of the Shares purchased; or

          (iii) in any combination of such consideration or such other consideration and method of payment for the issuance of Shares to the extent permitted under applicable law Code as long as the sum of the cash so paid, the Fair Market Value of the Shares so surrendered, and the amount of any Note equals the Purchase Price.

      The Committee or a stock option agreement may prescribe requirements with respect to the exercise of Options, including the submission by the Optionee of such forms and documents as the Committee may require and, the delivery by the Optionee of cash sufficient to satisfy applicable withholding requirements. The Committee may vary the exercise requirements and procedures from time to time to facilitate, for example, the broker-assisted exercise of Options.

     (g)   Nontransferability of Options.
           ------------------------------
           During the lifetime of the Optionee, the Option shall be exercisable only by the Optionee or the Optionee's conservator or legal representative and shall not be assignable or transferable except pursuant to a qualified domestic relations order as defined by the Code. In the event of the Optionee's death, the Option shall not be transferable by the Optionee other than by will or the laws of descent and distribution.

     (h)   Termination of Employment Other than by Death or Disability.
           (i) If an Optionee ceases to be an Employee for any reason other than his or her death or disability, the Optionee shall have the right, subject to the provisions of this Section 6, to exercise any Option held by the Optionee at any time within ninety (90) days after his or her termination of employment, but not beyond the otherwise applicable term of the Option and only to the extent that on such date of termination of employment the Optionee's right to exercise such Option had vested.

           (ii) For purposes of this Section 6(h), the employment relationship shall be treated as continuing intact while the Optionee is an active employee of the Corporation or any Affiliate, or is on military leave, sick leave, or other bona fide leave of absence to be determined in the sole discretion of the Committee. The preceding sentence notwithstanding, in the case of an Incentive Stock Option, employment shall be deemed to terminate on the date the Optionee ceases active employment with the Corporation or any Affiliate, unless the Optionee's reemployment rights are guaranteed by statute or contract.

     (i)   Death of Optionee.
           ------------------
           If an Optionee dies while an Employee, or after ceasing to be an Employee but during the period while he or she could have exercised an Option under Section 6(h), any Option granted to the Optionee may be exercised, to the extent it had vested at the time of death and subject to the Plan, at any time within 12 months after the Optionee's death, by the executors or administrators of his or her estate or by any person or persons who acquire the Option by will or the laws of descent and distribution, but not beyond the otherwise applicable term of the Option.

     (j)   Disability of Optionee.
           -----------------------
           If an Optionee ceases to be an Employee due to becoming totally and permanently disabled within the meaning of Section 22(e)(3) of the Code, any Option granted to the Optionee may be exercised to the extent it had vested at the time of cessation and, subject to the Plan, at any time within 12 months after the Optionee's termination of employment, but not beyond the otherwise applicable term of the Option.

     (k)   Rights as a Shareholder.
           ------------------------
           An Optionee, or a transferee of an Optionee, shall have no rights as a shareholder of the Corporation with respect to any Shares for which his or her Option is exercisable until the date of the issuance of a stock certificate for such Shares. No adjustment shall be made for dividends, ordinary or extraordinary or whether in currency, securities, or other property, distributions, or other rights for which the record date is prior to the date such stock certificate is issued, except as provided in Section 9 hereof.

     (l)   Modification, Extension, and Renewal of Options.
           ------------------------------------------------
           Within the limitations of the Plan, the Committee may modify, extend or renew outstanding Options or accept the cancellation of outstanding Options for the granting of new Options in substitution therefor. Notwithstanding the preceding sentence, no modification of an Option shall, without the consent of the Optionee, alter or impair any rights or obligations under any Option previously granted.

     (m)   Other Provisions.
           -----------------
           The stock option agreements authorized under the Plan may contain such other provisions which are not inconsistent with the terms of the Plan, including, without limitation, restrictions upon the exercise of the Option, as the Committee shall deem advisable.

7.   $100,000 PER YEAR LIMITATION ON VESTING OF ISOs.
     ------------------------------------------------
    To the extent that the Fair Market Value of Shares (determined for each Share as of the date of grant of the Option covering such Share) subject to Options granted under this Plan (or any other plan of the Corporation or any Affiliate) which are designated as Incentive Stock Options and which become exercisable by an Optionee for the first time during a single calendar year exceeds $100,000, the Option(s) (or portion thereof) covering such Shares shall be recharacterized (to the extent of such excess over $100,000) as a Nonstatutory Stock Option. In determining which Option(s) shall be treated as Nonstatutory Stock Options under the preceding sentence, the Options shall be taken into account in the order granted, with the result that a later granted Option shall be recharacterized as a Nonstatutory Stock Option prior to such recharacterization of a previously granted Option.

8.  TERM OF PLAN.
    -------------
     Options may be granted pursuant to the Plan until ten years following the Effective Date, and all Options which are outstanding on such date shall remain in effect until they are exercised or expire by their terms. The Plan shall expire for all purposes on the date 20 years following the Effective Date.

9.   RECAPITALIZATION, TAKEOVERS, AND LIQUIDATIONS.
    ----------------------------------------------
     (a)   Reorganizations.
           ----------------
           The number of Shares covered by the Plan, as provided in Section 5 hereof, and the number of Shares for which each Option is exercisable shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from the payment of a Common Stock dividend, a stock split, a reverse stock split or any other event which results in an increase or decrease in the number of issued Shares effected without receipt of consideration by the Corporation, and the Exercise Price shall be proportionately increased in the event the number of Shares subject to such Option are decreased and shall be proportionately decreased in the event the number of Shares subject to such Option are increased. For the purposes of this paragraph, conversion of any convertible securities of the Corporation shall not be deemed to have been "effected without receipt of consideration." Adjustments shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

     (b)   Liquidation.
           ------------
           In the event of the dissolution or liquidation of the Corporation, each Option shall terminate immediately prior to the consummation of such action. The Committee shall notify the Optionee not less than fifteen (15) days prior to the proposed consummation of a pending dissolution or liquidation, and the Option shall be exercisable as to all Shares which are vested prior to expiration until immediately prior to the consummation of such action.

     (c)   Merger.
           -------
           In the event of a merger or acquisition involving an acquisition of the Corporation or an acquisition by the Corporation of another company, the result of which is that the outstanding voting securities of the Corporation do not represent, or are not converted into, a majority of the outstanding voting securities of the surviving corporation, except as otherwise provided in any particular Option agreement, the vesting of all unvested Options shall be accelerated and all options shall be immediately exercisable. Without limiting the generality of the foregoing, in the event of (i) a proposed merger of the Corporation with or into another corporation, as a result of which the Corporation is not the surviving corporation and (ii) the Option is not assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation, then in such case each Option shall terminate immediately prior to the consummation of such transaction. The Committee shall notify the Optionee not less than fifteen
(15) days prior to the proposed consummation of such transaction, and the Option shall be exercisable as to all Shares which are subject to the Option until immediately prior to the consummation of such transaction.

     (d)   Determination by Committee.
            ----------------------------
            All adjustments described in this Section 9 shall be made by the Committee, whose determination shall be conclusive and binding on all persons.

     (e)   Limitation on Rights of Optionee.
           --------------------------------
           Except as expressly provided in this Section 9, no Optionee shall have any rights by reason of any payment of any stock dividend, stock split or reverse stock split or any other increase or decrease in the number of shares of stock of any class, or by reason of any reorganization, consolidation, dissolution, liquidation, merger, exchange, split-up or reverse split-up, or spin-off of assets or stock of another corporation. Any issuance by the Corporation of Shares, Options or securities convertible into Shares or Options shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or Exercise Price of the Shares for which an Option is exercisable. Notwithstanding the foregoing, if the Corporation shall enter into a transaction affecting the Corporation's capital stock or distributions to the holders of its capital stock for which a revision in the terms of each Option is not required pursuant to this Section 9, the Committee shall have the right, but not the obligation, to revise the terms of each Option in a manner the Committee, in its sole discretion, deems fair and reasonable given the transaction involved. If necessary or appropriate in connection with such transaction, the Committee may declare that any Option shall terminate as of a date fixed by the Committee and give each Optionee the right to exercise his Option in whole or in part, including exercise as to Shares to which the Option would not otherwise be exercisable.

     (f)   No Restriction on Rights of Corporation.
           ---------------------------------------
           The grant of an Option shall not affect or restrict in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations, or changes of its capital or business structure, or to merge or consolidate, or to dissolve, liquidate, sell, or transfer all or any part of its business or assets.

10.   SECURITIES LAW REQUIREMENTS.
      ----------------------------
     The Corporation shall not be under any obligation to issue any Shares upon the exercise of any Option unless and until the Corporation has determined that: (i) it and the Optionee have taken all actions required to register the Shares under the Securities Act of 1933, or to perfect an exemption from the registration requirements thereof; (ii) any applicable listing requirement of any stock exchange on which the Common Stock is listed has been satisfied; and (iii) all other applicable provisions of state and Federal law have been satisfied.

11.  EXERCISE OF UNVESTED OPTIONS.
     -----------------------------
     The Committee may grant any Optionee the right to exercise any Option prior to the complete vesting of such Option. Without limiting the generality of the foregoing, the Committee may provide that if an Option is exercised prior to having completely vested, the Shares issued upon such exercise shall remain subject to vesting at the same rate as under the Option so exercised and shall be subject to a right, but not an obligation, of repurchase by the Corporation with respect to all unvested Shares if the Optionee ceases to be an Employee for any reason. For the purposes of facilitating the enforcement of any such right of repurchase, at the request of the Committee, the Optionee shall enter into the Joint Escrow Instructions with the Corporation and deliver every certificate for his or her unvested Shares with a stock power executed in blank by the Optionee and by the Optionee's spouse, if required for transfer.

12.  AMENDMENT OF THE PLAN.
     ----------------------
     The Board or the Committee may, from time to time, terminate, suspend or discontinue the Plan, in whole or in part, or revise or amend it in any respect whatsoever including, but not limited to, the adoption of any amendment(s) deemed necessary or advisable to qualify the Options under rules and regulations promulgated by the Securities and Exchange Commission with respect to Employees who are subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, or to correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Option granted thereunder, without approval of the shareholders of the Corporation, but without the approval of the Corporation's shareholders, no such revision or amendment shall:

     (i) Increase the number of Shares subject to the Plan, other than any increase pursuant to Section 9;

     (ii) Materially modify the requirements as to eligibility for participation in the Plan;

     (iii) Materially increase the benefits accruing to Optionees under the Plan;

     (iv)   Extend the term of the Plan; or

     (v)    Amend this Section to defeat its purpose.

      No amendment, termination or modification of the Plan shall affect any Option theretofore granted in any material adverse way without the consent of the Optionee.

13.  APPLICATION OF FUNDS.
     ---------------------
     The proceeds received by the Corporation from the sale of Common Stock pursuant to the exercise of an Option shall be used for general corporate purposes.

14.  APPROVAL OF SHAREHOLDERS.
     ------------------------
     The Plan shall be subject to approval by the affirmative vote of the holders of a majority of all classes of the outstanding shares present and entitled to vote at the first meeting of shareholders of the Corporation following the adoption of the Plan or by written consent, and in no event later than one (1) year following the Effective Date. Prior to such approval, Options may be granted but shall not be exercisable. Any amendment described in Section 12 (i) to (iv) shall also be subject to approval by the Corporation's shareholders.

15  WITHHOLDING OF TAXES.
    ---------------------
     In the event the Corporation or a Affiliate determines that it is required to withhold Federal, state, or local taxes in connection with the exercise of an Option or the disposition of Shares issued pursuant to the exercise of an Option, the Optionee or any person succeeding to the rights of the Optionee, as a condition to such exercise or disposition, may be required to make arrangements satisfactory to the Corporation or the Affiliate to enable it to satisfy such withholding requirements.


16  RIGHTS AS AN EMPLOYEE.
    ----------------------
    Neither the Plan nor any Option granted pursuant thereto shall be construed to give any person the right to remain in the employ of the Corporation or any Affiliate, or to affect the right of the Corporation or any Affiliate to terminate such individual's employment at any time with or without cause. The grant of an Option shall not entitle the Optionee to, or disqualify the Optionee from, participation in the grant of any other Option under the Plan or participation in any other benefit plan maintained by the Corporation or any Affiliate.

17  DISAVOWAL OF REPRESENTATIONS, UNDERTAKINGS OR CREATION OF IMPLIED RIGHTS.
    -------------------------------------------------------------------------
    In adopting and maintaining this Plan and granting options hereunder, neither the Corporation nor any Affiliate makes any representations or undertakings with respect to the initial qualification or treatment of Options under federal or state tax or securities laws. The Corporation and each Affiliate expressly disavows the creation of any rights in Employees, Optionees, or beneficiaries of any obligations on the part of the Corporation, any Affiliate or the Committee, except as expressly provided herein.

18.  INSPECTION OF RECORDS.
     ----------------------
     Copies of the Plan, records reflecting each Optionee's Option, and any other documents and records which an Optionee is entitled by law to inspect shall be open to inspection by the Optionee and his or her duly authorized representative at the office of the Committee at any reasonable business hour.

19.  INFORMATION TO OPTIONEES.
     -------------------------
     Each Optionee shall be provided with such information regarding the Corporation as the Committee from time to time deems necessary or appropriate; provided however, that each Optionee shall at all times be provided with such information as is required to be provided from time to time pursuant to applicable regulatory requirements, including, but not limited to, any applicable requirements of the Securities and Exchange Commission, the California Department of Corporations and other state securities agencies.

                                EXHIBIT 10.04


                       CALIFORNIA MICRO DEVICES CORPORATION

                  1995 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
                  ----------------------------------------------
             AMENDED AS OF JULY 26, 1996, AMENDED AS OF JULY 18, 1997
             --------------------------------------------------------

1.   PURPOSE.
     --------
     The purpose of the CALIFORNIA MICRO DEVICES CORPORATION Non-Employee Directors' Stock Option Plan (the "Plan") is to secure for the Corporation and its shareholders the benefits of the incentive inherent in increased common stock ownership by the members of the Board of Directors (the "Board") of the Corporation who are not employees of the Corporation or any of its subsidiaries.

2.   DEFINITIONS.
     ------------
     (a)   "Board" shall mean the board of directors of the Corporation.

     (b)   "Code" shall mean the Internal Revenue Code of 1986, as amended.

     (c) "Committee" shall mean the committee appointed by the Board to administer the Plan, or if no such committee is appointed, by the Board.

     (d) "Common Stock" shall mean the voting common stock, of the Corporation.

     (e) "Corporation" shall mean CALIFORNIA MICRO DEVICES CORPORATION, a California corporation.

     (f)   "Director" shall mean a member of the Board.

     (g)   "Effective Date" shall mean February 10, 1995.

     (h) "Exercise Price" shall mean the price per Share at which an Option may be exercised, as determined by the Committee and as specified in the Optionee's stock option agreement.

     (i) "Fair Market Value" shall mean for any day the average of the closing bid and asked prices of the Stock in the over-the-counter market, as reported through the National Association of Securities Dealers ("NASD") Automated Quotation System or, if the Stock is listed or admitted to trading on the Nasdaq National Market System or any national securities exchange or if the last reported sale price of such Stock is generally available, the last reported sale price on such system or exchange. The Fair Market Value for any day for which there is no such bid and asked or last reported sales price shall be the Fair Market Value of the next preceding day for which there is such a price.

     (j) "Non-Employee Director" shall mean a Director who is not an employee of the Corporation or any of its subsidiaries.

     (k) "Option" shall mean an option to purchase Common Stock granted pursuant to the Plan.

     (l) "Optionee" shall mean any person who holds an Option pursuant to the Plan.

     (m) "Plan" shall mean the CALIFORNIA MICRO DEVICES CORPORATION 1995 Non-Employee Directors' Stock Option Plan, as it may be amended from time to time.

     (n) "Purchase Price" shall mean at any particular time the Exercise Price times the number of Shares for which an Option is being exercised.

     (o)   "Share" shall mean one share of authorized Common Stock.

3.   ADMINISTRATION.
     ---------------
     (a)   The Committee.
           --------------
           The Plan shall be administered by a Committee which shall consist of not less than three members of the Board.

     (b)   Powers of the Committee.
           -----------------------
           Subject to the provisions of the Plan, the Committee shall have the authority, in its discretion and on behalf of the Corporation shall, subject to the provisions of the Plan, grant Options and shall have the power to construe the Plan, to determine all questions arising thereunder and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable. Any decision of the Committee in the administration of the Plan, as described herein, shall be final and conclusive. No member of the Committee shall be liable for anything done or omitted to be done by such member or by any other member of the Committee in connection with the Plan, except for such member's own willful misconduct or as expressly provided by statute.

4.   PARTICIPATION.
     --------------
     Each Non-Employee Director shall be eligible to receive Options in accordance with the Plan. The adoption of this Plan shall not be deemed to give any director any right to be granted an option to purchase Common Stock of the Corporation, except to the extent and upon such terms and conditions are provided herein.

5.   STOCK.
     ------
     (a)   Shares Subject to This Plan.
           ----------------------------
           The aggregate number of Shares which may be issued upon exercise of Options under the Plan shall not exceed Two Hundred and Twenty Thousand (220,000) subject to adjustment pursuant to Section 8 hereof.

     (b)   Options Not to Exceed Shares Available.
           ---------------------------------------
           The number of Shares for which an Option is exercisable at any time shall not exceed the number of Shares remaining available for issuance under the Plan. If any Option expires or is terminated, the number of Shares for which such Option was exercisable may be made exercisable pursuant to other Options under the Plan. The limitations established by this Section 5 shall be subject to adjustment in the manner provided in Section 8 hereof upon the occurrence of an event specified therein.

6.   TERMS AND CONDITIONS OF OPTIONS.
     --------------------------------
     (a)   Stock Option Agreements.
           ------------------------
           Options shall be evidenced by written stock option agreements between the Optionee and the Corporation in such form as the Committee shall from time to time determine. No Option or purported Option shall be a valid and binding obligation of the Corporation unless so evidenced in writing.

     (b)   Number of Shares.
           -----------------
           Each stock option agreement shall state the number of Shares for which the Option is exercisable in accordance with the following and shall provide for the adjustment thereof in accordance with Section 8 hereof.

     (i) Upon adoption of this Plan by the Board, and subject to the approval of the Plan by the Shareholders of the Corporation in accordance with
Section 14 hereof, each Non-Employee Director then in office shall, without further action required, be granted an Option for the purchase of Ten Thousand (10,000) Shares. Each other person appointed or elected to serve as a Non-Employee Director during the term of this Plan shall be granted an option for Fifteen Thousand (15,000) Shares upon his or her appointment or election.

     (ii) Subject to the approval of the Plan by the Shareholders of the Corporation in accordance with Section 14 hereof, each year, as of the date of the Annual Meeting of Shareholders of the Corporation, each Non-Employee Director who has been elected or re-elected or who is continuing as a member of the Board as of the adjournment of the Annual Meeting (other than any Non-Employee Director eligible for a grant pursuant to paragraph (b)(i)) shall automatically receive an Option for Ten Thousand (10,000) shares of Common Stock.

     (c)   Vesting.
           -------
           An Optionee may not exercise his or her Option for any Shares until the Non-Employee Director has served one year as a member of the Board since the date the option was granted. An Optionee may exercise the Option as to one fourth of the Shares at the end of the 4th full calendar quarter following the date the Option was granted and as to an additional 1/16th of the Shares at the end of each of the full calendar quarter commencing with the 5th full calendar quarter following the date the Option was granted. The right to exercise the Option shall be cumulative. An Optionee may buy all, or from time to time any part, of the maximum number of shares which are exercisable under the an Option, but in no case may Optionee exercise the Option with regard to a fraction of a share, or for any share for which the Stock Option is not exercisable.

     (d)   Lapse of Options.
           -----------------
           Each stock option agreement shall state the time or times when the Option covered thereby lapses and becomes unexercisable in part or in full. An Option shall lapse on the earliest of the following events (unless otherwise determined by the Committee and reflected in an option agreement):

          (i)    The tenth anniversary of the date of granting the Option;

          (ii)   The first anniversary of the Optionee's death;

          (iii) The first anniversary of the date the Optionee ceases to be a Director due to total and permanent disability, within the meaning of Section 22(e)(3) of the Code;

          (iv) Ninety (90) days after the Optionee ceases to be a Director for any reason other than his or her death or total and permanent disability;

          (v) The date the Optionee files or has filed against him or her a petition in bankruptcy; or

          (vi) The expiration date specified in an Optionee's stock option agreement.

     (e)   Exercise Price.
           ---------------
           Each stock option agreement shall state the Exercise Price for the Shares for which the Option is exercisable. The Exercise Price of all Options shall be the Fair Market Value of the Shares for which the Option is exercisable, and not less than the par value of the Shares.

     (f)   Medium and Time of Payment.
           ---------------------------
           The Purchase Price shall be payable in full in cash upon the exercise of an Option but the Committee may allow the Optionee to pay the Purchase Price:

           (i) by surrendering Shares in good form for transfer, owned by the Optionee and having a Fair Market Value on the date of exercise equal to the Purchase Price;

           (ii) by delivery of a full recourse promissory note ("Note") made by the Optionee in the amount of the Purchase Price, bearing interest, compounded semiannually, at a rate not less than the rate determined under
Section 7872 of the Code to insure that no "unstated interest", as defined in such section will accrue, together with the delivery of a duly executed standard form security agreement securing the Note by a pledge of the Shares purchased; or

           (iii) in any combination of such consideration or such other consideration and method of payment for the issuance of Shares to the extent permitted under applicable law as long as the sum of the cash so paid, the Fair Market Value of the Shares so surrendered, and the amount of any Note equals the Purchase Price.

     The Committee or a stock option agreement may prescribe requirements with respect to the exercise of Options, including the submission by the Optionee of such forms and documents as the Committee may require and the delivery by the Optionee of cash sufficient to satisfy applicable withholding requirements. The Committee may vary the exercise requirements and procedures from time to time to facilitate, for example, the broker-assisted exercise of Options.

     (g)   Nontransferability of Options.
           ------------------------------
           During the lifetime of the Optionee, the Option shall be exercisable only by the Optionee or the Optionee's conservator or legal representative and shall not be assignable or transferable except pursuant to a qualified domestic relations order as defined by the Code. In the event of the Optionee's death, the Option shall not be transferable by the Optionee other than by will or the laws of descent and distribution.

     (h)   Termination of Directorship Other than by Death or Disability.
           --------------------------------------------------------------
           If an Optionee ceases to be a Director for any reason other than his or her death or disability, the Optionee shall have the right, subject to the provisions of this Section 6, to exercise any Option held by the Optionee at any time within ninety (90) days after his or her termination as a Director, but not beyond the otherwise applicable term of the Option and only to the extent that on such date of termination as a Director the Optionee's right to exercise such Option had vested.

     (i)   Death of Optionee.
           ------------------
           If an Optionee dies while a Director, or after ceasing to be a Director but during the period while he or she could have exercised an Option under Section 6(h) hereof, any Option granted to the Optionee may be exercised, to the extent it had vested at the time of death and subject to the Plan, at any time within twelve (12) months after the Optionee's death, by the executors or administrators of his or her estate or by any person or persons who acquire the Option by will or the laws of descent and distribution, but not beyond the otherwise applicable term of the Option.

     (j)   Disability of Optionee.
           -----------------------
            If an Optionee ceases to be a Director due to becoming totally and permanently disabled within the meaning of Section 22(e)(3) of the Code, any Option granted to the Optionee may be exercised to the extent it had vested at the time of cessation and, subject to the Plan, at any time within twelve (12) months after the termination of Optionee's position as a Director, but not beyond the otherwise applicable term of the Option.

     (k)   Rights as a Shareholder.
           ------------------------
           An Optionee, or a transferee of an Optionee, shall have no rights as a shareholder of the Corporation with respect to any Shares for which his or her Option is exercisable until the date of the issuance of a stock certificate for such Shares. No adjustment shall be made for dividends, ordinary or extraordinary or whether in currency, securities, or other property, distributions, or other rights for which the record date is prior to the date such stock certificate is issued, except as provided in Section 8 hereof.

     (l)   Other Provisions.
           -----------------
           The stock option agreements authorized under the Plan may contain such other provisions which are not inconsistent with the terms of the Plan, including, without limitation, restrictions upon the exercise of the Option, as the Committee shall deem advisable.

7.   TERM OF PLAN.
     -------------

     Options may be granted pursuant to the Plan until ten (10) years following the Effective Date, and all Options which are outstanding on such date shall remain in effect until they are exercised or expire by their terms. The Plan shall expire for all purposes on the date twenty (20) years following the Effective Date.

8.   REORGANIZATIONS.
     ----------------
     (a)   Reorganizations.
           ----------------
           The number of Shares covered by the Plan, as provided in Section 5 hereof, and the number of Shares for which each Option is exercisable shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from the payment of a Common Stock dividend, a stock split, a reverse stock split or any other event which results in an increase or decrease in the number of issued Shares effected without receipt of consideration by the Corporation, and the Exercise Price shall be proportionately increased in the event the number of Shares subject to such Option are decreased and shall be proportionately decreased in the event the number of Shares subject to such Option are increased. Adjustments shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

     (b)   Liquidation.
           ------------
           In the event of the dissolution or liquidation of the Corporation, each Option shall terminate immediately prior to the consummation of such action. The Committee shall notify the Optionee not less than fifteen (15) days prior to the proposed consummation of a pending dissolution or liquidation, and the Option shall be exercisable as to all Shares which are vested prior to expiration until immediately prior to the consummation of such action.

     (c)   Merger.
           -------
           In the event of a merger or acquisition involving an acquisition of the Corporation or an acquisition by the Corporation of another company, the result of which is that the outstanding voting securities of the Corporation do not represent, or are not converted into, a majority of the outstanding voting securities of the surviving corporation, except as otherwise provided in any particular Option agreement, the vesting of all unvested Options shall be accelerated and all options shall be immediately exercisable. Without limiting the generality of the foregoing, in the event of (i) a proposed merger of the Corporation with or into another corporation, as a result of which the Corporation is not the surviving corporation and (ii) the Option is not assumed or an equivalent option substituted by the successor corporation or a parent or subsidiary of the successor corporation, then in such case each Option shall terminate immediately prior to the consummation of such transaction. The Committee shall notify the Optionee not less than fifteen
(15) days prior to the proposed consummation of such transaction, and the Option shall be exercisable as to all Shares subject to such Option until immediately prior to the consummation of such transaction.

     (d)   Determination by Committee.
           ---------------------------
           All adjustments described in this Section 8 shall be made by the Committee, whose determination shall be conclusive and binding on all persons.

     (e)   Limitation on Rights of Optionee.
           ---------------------------------
           Except as expressly provided in this Section 8, no Optionee shall have any rights by reason of any payment of any stock dividend, stock split or reverse stock split or any other increase or decrease in the number of shares of stock of any class, or by reason of any reorganization, consolidation, dissolution, liquidation, merger, exchange, split-up or reverse split-up, or spin-off of assets or stock of another corporation. Any issuance by the Corporation of Shares, Options or securities convertible into Shares or

Options shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or Exercise Price of the Shares for which an Option is exercisable.

     (f)   No Restriction on Rights of Corporation.
           ----------------------------------------
           The grant of an Option shall not affect in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations, or changes of its capital or business structure, or to merge or consolidate, or to dissolve, liquidate, sell, or transfer all or any part of its business or assets.

9.   SECURITIES LAW REQUIREMENTS.
     ----------------------------
     (a)   Legality of Issuance.
           No Share shall be issued upon the exercise of any Option unless and until the Corporation has determined that:

           (i) The Corporation and the Optionee have taken all actions required to exempt the issuance of the Shares from the registration requirements under the Securities Act of 1933, as amended (the "Act"), or the Corporation and the Optionee shall determine that the registration requirements of the Act do not apply to such exercise;

          (ii) Any applicable listing requirement of any stock exchange on which the Common Stock is listed has been satisfied; and

          (iii) Any other applicable provision of state or Federal law has been satisfied.

     (b)   Restrictions on Transfer; Representations of Optionee; Legends.
           ---------------------------------------------------------------
           Regardless of whether the offering and sale of Shares has been registered under the Act or has been registered or qualified under the securities laws of any state, the Corporation may impose restrictions upon the sale, pledge, or other transfer of such Shares, including the placement of appropriate legends on stock certificates, if, in the judgment of the Corporation and its counsel, such restrictions are necessary or desirable in order to achieve compliance with the provisions of the Act, the securities laws of any state, or any other law. If the sale of Shares is not registered under the Act and the Corporation shall determine that the registration requirements of the Act apply to such sale, but an exemption is available which requires an investment representation or other representation, the Optionee shall be required, as a condition to purchasing Shares by exercise of his or her Option, to represent that such Shares are being acquired for investment, and not with a view to the sale or distribution thereof, except in compliance with the Act, and to make such other representations as are deemed necessary or appropriate by the Corporation and its counsel. Stock certificates evidencing Shares acquired pursuant to an unregistered transaction to which the Act applies shall bear such restrictive legends as are required or deemed advisable under the Plan or the provisions of any applicable law. Any determination by the Corporation and its counsel in connection with any of the matters set forth in this section shall be conclusive and binding on all persons.

     (c)   Registration or Qualification of Securities.
           --------------------------------------------
           The Corporation may, but shall not be obligated to, register or qualify the sale of Shares under the Act or any other applicable law.

     (d)   Exchange of Certificates.
           -------------------------
           If, in the opinion of the Corporation and its counsel, any legend placed on a stock certificate representing Shares sold hereunder is no longer required, the Optionee or the holder of such certificate shall be entitled to exchange such certificate for a certificate representing the same number of Shares but lacking such legend.

10.   AMENDMENT OF THE PLAN.
      ----------------------
     The Plan may be amended at any time and from time to time by the Board as the Board shall deem advisable including, but not limited to amendments necessary to qualify for any exemption or to comply with applicable law or regulations, provided, however, that except as provided in Section 8, the Board may not, without further approval by the shareholders of the Corporation, materially increase the number of shares of Common Stock as to which Options may be granted under the Plan, materially increase the benefits accruing to Participants under the Plan or materially modify the requirements as to eligibility for Participants in the Plan. No amendment of the Plan shall materially and adversely affect any right of any Optionee with respect to any Option theretofore granted without such Optionee's written consent. The Plan may not be amended more frequently than once every six months with respect to the number of shares subject to Options granted to members of the Board of Directors, the timing of such Option grants and the determination of the exercise price of such Options other than to comport with changes in the Code, the Employee Retirement Security Act, or the rules thereunder. Notwithstanding anything to the contrary contained herein, this Plan shall not be amended except in accordance with the provisions of Rule 16b-3(c) under the Securities Exchange Act of 1934, as amended, or any successor rule thereto.

11.   APPLICATION OF FUNDS.
      ---------------------
     The proceeds received by the Corporation from the sale of Common Stock pursuant to the exercise of an Option shall be used for general corporate purposes.


12.     APPROVAL OF SHAREHOLDERS.
        -------------------------
     The Plan shall be subject to approval by the affirmative vote of the holders of a majority of all classes of the outstanding shares present and entitled to vote at the first meeting of shareholders of the Corporation following the adoption of the Plan, and in no event later than one (1) year following the Effective Date. Prior to such approval, Options may be granted but shall not be exercisable.

13.   WITHHOLDING OF TAXES.
      ---------------------
     In the event the Corporation or a Subsidiary determines that it is required to withhold Federal, state, or local taxes in connection with the exercise of an Option or the disposition of Shares issued pursuant to the exercise of an Option, the Optionee or any person succeeding to the rights of the Optionee, as a condition to such exercise or disposition, may be required to make arrangements satisfactory to the Corporation or the Subsidiary to enable it to satisfy such withholding requirements.

14.   RIGHTS AS A DIRECTOR.
      ---------------------
      Neither the Plan nor any Option granted pursuant thereto shall be construed to give any person the right to remain as a Director of the Corporation or any Subsidiary.

                                EXHIBIT 10.05


                       CALIFORNIA MICRO DEVICES CORPORATION

                         1995 EMPLOYEE STOCK PURCHASE PLAN
                         ---------------------------------
                            AMENDED AS OF JULY 18, 1997
                            ---------------------------


1.   PURPOSE.
     --------
     The purpose of this Plan is to provide an opportunity for Employees of California Micro Devices Corporation (the "Corporation") and its Designated Subsidiaries, to purchase Common Stock of the Corporation and thereby to have n additional incentive to contribute to the prosperity of the Corporation. It is the intention of the Corporation that the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and the Plan shall be construed in accordance with this intention.

2.   DEFINITIONS.
     ------------
     (a)   "Board" shall mean the Board of Directors of the Corporation.
           -------

     (b)   "Code" shall mean the Internal Revenue Code of 1986, as amended.
           ------

     (c)   "Committee" shall mean the committee appointed by the Board in
           -----------
accordance with Section 12 of the Plan.

     (d)   "Common Stock" shall mean the Common Stock of the Corporation, or
           --------------
any stock into which such Common Stock may be converted.

     (e)   "Compensation" shall mean an Employee's wages or salary and other
           --------------
amounts payable to an Employee on account of personal services rendered by the Employee to the Corporation or a Designated Subsidiary and which are reportable as wages or other compensation on the Employee's Form W-2, plus pre-tax contributions of the Employee under a cash or deferred arrangement (401(k) plan) or cafeteria plan maintained by the Corporation or a Designated Subsidiary, but excluding, however, (1) non-cash fringe benefits, (2) special payments as determined by the Committee (e.g., moving expenses, unused vacation, severance pay), (3) income from the exercise of stock options or other stock purchases and (4) any other items of Compensation as determined by the Committee.

     (f)   "Corporation" shall mean California Micro Devices Corporation, a
           -------------
California corporation.

     (g)   "Designated Subsidiary" shall mean a Subsidiary which has been
           -----------------------
designated by the Board as eligible to participate in the Plan.

     (h)   "Employee" shall mean an individual employed (within the meaning of
           ----------
Code section 3401(c) and the regulations thereunder) by the Corporation or a Designated Subsidiary.

           (i)   "Entry Date" shall mean the first day of each Option Period.
                 ------------
The first Entry Date shall be such date as is determined by the Committee.

     (j)   "Exercise Date" shall mean the last business day of each Exercise
           ---------------
Period.

     (k)     "Exercise Period" shall mean a six-month or other period as
             -----------------
determined by the Committee. The first Exercise Period during an Option Period shall commence on the first day of such Option Period. Subsequent Exercise Periods, if any, shall run consecutively after the termination of the preceding Exercise

Period. The last Exercise Period in an Option Period shall terminate on the last day of such Option Period.

     (l)   "Fair Market Value" shall mean the value of one (1) share of Common
           -------------------
Stock on the relevant date, determined as follows:

           (1) If the shares are traded on an exchange or on the Nasdaq Stock Market, the reported "closing price" on the next preceding trading day (provided that in the case of the first Entry Date, the Fair Market Value shall be the initial price to the public in the Company's initial public offering);

           (2) If the shares are traded over-the-counter on the NASDAQ System (other than on the Nasdaq Stock Market), the mean between the bid and the ask prices on said System at the close of business on the next preceding trading day (provided that in the case of the first Entry Date, the Fair Market Value shall be the initial price to the public in the Company's initial public offering); and

           (3) If neither (1) nor (2) applies, the fair market value as determined by the Committee in good faith. Such determination shall be conclusive and binding on all persons.

    (m)   "Option Period" shall mean a period of up to twenty-seven (27)
          ---------------
months as determined by the Committee.

     (n)   "Participant" shall mean a participant in the Plan as described in
           -------------
Section 4 of the Plan.

     (o)   "Plan" shall mean this employee stock purchase plan.
           ------

     (p)   "Subsidiary" shall mean any corporation (other than the
           ------------
Corporation) in an unbroken chain of corporations beginning with the Corporation, as described in Code section 424(f).

3.   ELIGIBILITY.
     ------------
     Any Employee regularly employed on a full-time basis by the Corporation or by any Designated Subsidiary on an Entry Date shall be eligible to participate in the Plan with respect to the Option Period commencing on such Entry Date, provided that the Committee may establish administrative rules requiring that employment commence some minimum period (e.g., one pay period) prior to an Entry Date to be eligible to participate with respect to that Entry Date. An Employee shall be considered employed on a full-time basis unless his or her customary employment is less than 20 hours per week or five months per year. No Employee may participate in the Plan if immediately after an option is granted the Employee owns or is considered to own (within the meaning of section 424(d) of the Code), shares of stock, including stock which the Employee may purchase by conversion of convertible securities or under outstanding options granted by the Corporation, possessing five percent (5%) or more of the total combined voting power or value of all classes of stock of the Corporation or of any of its Subsidiaries. All Employees who participate in the Plan shall have the same rights and privileges under the Plan except for differences which may be mandated by local law and which are consistent with Code section 423(b)(5). The Committee may impose restrictions on eligibility and participation of Employees who are officers and directors to facilitate compliance with federal or state securities laws.

4.   PARTICIPATION.
     --------------
     4.1 An Employee who is eligible to participate in the Plan in accordance with Section 3 may become a Participant by filing, on a date prescribed by the Committee prior to an applicable Entry Date, a completed payroll deduction authorization and Plan enrollment form provided by the Corporation. An eligible Employee may authorize payroll deductions at the rate of any whole percentage of the Employee's Compensation, not to exceed fifteen percent (15%) of the Employee's Compensation, or such lesser percentage as specified by the Committee as applied to an Entry Date or Option Period. All payroll deductions may be held by the Corporation and commingled with its other corporate funds. No interest shall be paid or credited to the Participant with respect to such payroll deductions except where required by local law as determined by the Committee. A separate bookkeeping account for each Participant shall be maintained by the Corporation under the Plan and the amount of each Participant's payroll deductions shall be credited to such account. A Participant may not make any additional payments into such account.

     4.2 Under procedures established by the Committee, a Participant may suspend or discontinue participation in the Plan or may reduce the rate of his or her payroll deductions at any time during an Offering Period by completing and filing a new payroll deduction authorization and Plan enrollment form with the Corporation, provided that the Committee may, in its discretion, impose restrictions on a Participant's ability to change the rate of payroll deductions. A Participant may increase his or her rate of payroll deductions only effective on an Entry Date by filing a new payroll deduction authorization and Plan enrollment form. If a new payroll deduction authorization and Plan enrollment form is not filed with the Corporation, the rate of payroll deductions shall continue at the originally elected rate throughout the Option Period unless the Committee determines to change the permissible rate.

          If a Participant suspends participation during an Exercise Period, his or her accumulated payroll deductions will remain in the Plan for purchase of shares as specified in Section 6 on the following Exercise Date, but the Participant will not again participate until he or she completes a new payroll deduction authorization and Plan enrollment form. The Committee may establish rules limiting the frequency with which Participants may suspend and resume payroll deductions under the Plan and may impose a waiting period on Participants wishing to resume suspended payroll deductions. If a Participant discontinues participation in the Plan, the amount credited to the Participant's individual account shall be paid to the Participant without interest (except where required by local law). In the event any Participant terminates employment with the Corporation or any Subsidiary for any reason (including death) prior to the expiration of an Option Period, the Participant's participation in the Plan shall terminate and all amounts credited to the Participant's account shall be paid to the Participant or the Participant's estate without interest (except where required by local law). Whether a termination of employment has occurred shall be determined by the Committee. The Committee may also establish rules regarding when leaves of absence or change of employment status (e.g., from full-time to part-time) will be considered to be a termination of employment, and the Committee may establish termination of employment procedures for this Plan which are independent of similar rules established under other benefit plans of the Corporation and its Subsidiaries.

          In the event of a Participant's death, any accumulated payroll deductions will be paid, without interest, to the estate of the Participant.

5.   OFFERING.
     ---------
     5.1 The maximum number of shares of Common Stock which may be issued pursuant to the Plan shall be 300,000 shares. The Committee may designate any amount of available shares for offering for any Option Period determined pursuant to Section 5.2.

     5.2 Each Option Period, Entry Date and Exercise Period shall be determined by the Committee. The Committee shall have the power to change the duration of future Option Periods or future Exercise Periods, and to determine whether or not to have overlapping Option Periods, with respect to any prospective offering, without shareholder or Board approval.

     5.3 With respect to each Option Period, each eligible Employee who has elected to participate as provided in Section 4.1 shall be granted an option to purchase that number of shares of Common Stock which may be purchased with the payroll deductions accumulated on behalf of such Employee (assuming payroll deductions at a rate of 15% of Compensation) during each Exercise Period within such Option Period at the purchase price specified in Section
5.4 below; provided, however, (1) in no event shall the Employee be entitled to accrue rights to purchase shares under the Plan (and all other employee stock purchase plans, as defined in Code section 423, of the Corporation and its subsidiaries) at a rate which exceeds $25,000 of the Fair Market Value of such stock (determined at the time the option is granted) for any calendar year in which such option is outstanding at any time, and (2) the maximum shares subject to any option shall in no event exceed 10,000.

     5.4   The option price under each option shall be the lower of:
(i) eighty-five percent (85%) of the Fair Market Value of the Common Stock on the Entry Date on which an option is granted, or (ii) eighty-five percent (85%) of the Fair Market Value on the Exercise Date on which the Common Stock is purchased.

     5.5 If the total number of shares of Common Stock for which options granted under the Plan are exercisable exceeds the maximum number of shares offered on any Entry Date, the number of shares which may be purchased under options granted on the Entry Date shall be reduced on a pro rata basis in as nearly a uniform manner as shall be practicable and equitable. In this event, payroll deductions shall also be reduced or refunded accordingly. If an Employee's payroll deductions during any Exercise Period exceeds the purchase price for the maximum number of shares permitted to be purchased under Section 5.3, the excess shall be refunded to the Participant without interest (except where otherwise required by local law).

     5.6 In the event that the Fair Market Value of the Corporation's Common Stock is lower on the first day of an Exercise Period within an Option Period (subsequent "Reassessment Date") than it was on Entry Date for such Option Period, all Employees participating in the Plan on the Reassessment Date shall be deemed to have relinquished the unexercised portion of the option granted on the Entry Date and to have enrolled in and received a new option commencing on such Reassessment Date, unless the Committee has determined not to permit overlapping Option Periods or to restrict such transfers to lower price Option Periods.

6.   PURCHASE OF STOCK.
     ------------------
     Upon the expiration of each Exercise Period, a Participant's option shall be exercised automatically for the purchase of that number of full shares of Common Stock which the accumulated payroll deductions credited to the Participant's account at that time shall purchase at the applicable price specified in Section 5.4.

7.   PAYMENT AND DELIVERY.
     ---------------------
     Upon the exercise of an option, the Corporation shall deliver to the Participant the Common Stock purchased and the balance of any amount of payroll deductions credited to the Participant's account not used for the purchase. The Committee may permit or require that shares be deposited directly with a broker designated by the Participant (or a broker selected by the Committee), and the Committee may utilize electronic or automated methods of share transfer. To the extent the unused cash balance represents a fractional share, the unused cash balance credited to the Participant's account shall be carried over to the next Exercise Period, if the Participant is also a Participant in the Plan at that time or refunded to the Participant, as determined by the Committee. The Corporation shall retain the amount of payroll deductions used to purchase Common Stock as full payment for the Common Stock and the Common Stock shall then be fully paid and non-assessable. No Participant shall have any voting, dividend, or other stockholder rights with respect to shares subject to any option granted under the Plan until the option has been exercised and shares issued.

8.   RECAPITALIZATION.
     -----------------
     If after the grant of an option, but prior to the purchase of Common Stock under the option, there is any increase or decrease in the number of outstanding shares of Common Stock because of a stock split, stock dividend, combination or recapitalization of shares subject to options, the number of shares to be purchased pursuant to an option, the share limit of Section 5.3 and the maximum number of shares specified in Section 5.1 shall be proportionately increased or decreased, the terms relating to the purchase price with respect to the option shall be appropriately adjusted by the Committee, and the Committee shall take any further actions which, in the exercise of its discretion, may be necessary or appropriate under the circumstances.
                               56

     The Committee, if it so determines in the exercise of its sole discretion, also may adjust the number of shares specified in Section 5.1, as well as the price per share of Common Stock covered by each outstanding option and the maximum number of shares subject to any individual option, in the event the Corporation effects one or more reorganizations, recapitalizations, spin-offs, split-ups, rights offerings or reductions of shares of its outstanding Common Stock.

     The Committee's determinations under this Section 8 shall be conclusive and binding on all parties.

9.   MERGER, LIQUIDATION, OTHER CORPORATION TRANSACTIONS.
     ----------------------------------------------------
     In the event of the proposed liquidation or dissolution of the Corporation, the Option Period will terminate immediately prior to the consummation of such proposed transaction, unless otherwise provided by the Committee in its sole discretion, and all outstanding options shall automatically terminate and the amounts of all payroll deductions will be refunded without interest to the Participants.

     In the event of a proposed sale of all or substantially all of the assets of the Corporation, or the merger or consolidation of the Corporation with or into another corporation, then in the sole discretion of the Committee, (1) each option shall be assumed or an equivalent option shall be substituted by the successor corporation or parent or subsidiary of such successor corporation, (2) a date established by the Committee on or before the date of consummation of such merger, consolidation or sale shall be treated as an Exercise Date, and all outstanding options shall be deemed exercisable on such date or (3) all outstanding options shall terminate and the accumulated payroll deductions shall be returned to the Participants.

10.   TRANSFERABILITY.
      ----------------
     Options granted to Participants may not be voluntarily or involuntarily assigned, transferred, pledged, or otherwise disposed of in any way, and any attempted assignment, transfer, pledge, or other disposition shall be null and void and without effect. If a Participant in any manner attempts to transfer, assign or otherwise encumber his or her rights or interest under the Plan, other than as permitted by the Code, such act shall be treated as an election by the participant to discontinue participation in the Plan pursuant to
Section 4.2.

11.   AMENDMENT OR TERMINATION OF THE PLAN.
      -------------------------------------
     11.1 The Plan shall continue until February 9, 2005, unless previously terminated in accordance with Section 11.2.

     11.2 The Board may, in its sole discretion, insofar as permitted by law, terminate or suspend the Plan, or revise or amend it in any respect whatsoever, except that, without approval of the stockholders, no such revision or amendment shall:

            (a) materially increase the number of shares subject to the Plan other than an adjustment under Section 8 of the Plan;

            (b) materially modify the requirements as to eligibility for participation in the Plan;

            (c)   materially increase the benefits accruing to Participants;

            (d) reduce the purchase price specified in Section 5.4, except as specified in Section 8;

            (e)   extend the term of the Plan beyond the date specified in
Section 11.1; or

            (f)   amend this Section 11.2 to defeat its purpose.

12.   ADMINISTRATION.
      ---------------
     The Plan shall be administered by a Committee which shall consist of at least three members appointed by the Board. The Committee shall have full power and authority to promulgate any rules and regulations which it deems necessary for the proper administration of the Plan, to interpret the provisions and supervise the administration of the Plan, and to take all action in connection with administration of the Plan as it deems necessary or advisable. Decisions of the Committee shall be made by a majority of its members and shall be final and binding upon all participants. Any decision reduced to writing and signed by a majority of the members of the Committee shall be fully effective as if it had been made at a meeting of the Committee duly held. The Corporation shall pay all expenses incurred in the administration of the Plan. No Committee member shall be liable for any action or determination made in good faith with respect to the Plan or any option granted thereunder.

13.   COMMITTEE RULES FOR FOREIGN JURISDICTIONS.
      ------------------------------------------
      The Committee may adopt rules or procedures relating to the operation and administration of the Plan in non-United States jurisdictions to accommodate the specific requirements of local laws and procedures. Without limiting the generality of the foregoing, the Committee is specifically authorized to adopt rules and procedures regarding handling of payroll deductions, conversion of local currency, withholding procedures and handling of stock certificates which vary with local requirements.

14.   SECURITIES LAWS REQUIREMENTS.
      -----------------------------
      The Corporation shall not be under any obligation to issue Common Stock upon the exercise of any option unless and until the Corporation has determined that: (i) it and the Participant have taken all actions required to register the Common Stock under the Securities Act of 1933, or to perfect an exemption from the registration requirements thereof; (ii) any applicable listing requirement of any stock exchange on which the Common Stock is listed has been satisfied; and (iii) all other applicable provisions of state and federal law have been satisfied.

15.   GOVERNMENTAL REGULATIONS.
      -------------------------
      This Plan and the Corporation's obligation to sell and deliver shares of its stock under the Plan shall be subject to the approval of any governmental authority required in connection with the Plan or the authorization, issuance, sale, or delivery of stock hereunder.

16.   NO ENLARGEMENT OF EMPLOYEE RIGHTS.
      ----------------------------------
      Nothing contained in this Plan shall be deemed to give any Employee the right to be retained in the employ of the Corporation or any Designated Subsidiary or to interfere with the right of the Corporation or Designated Subsidiary to discharge any Employee at any time.

17.   GOVERNING LAW.
      --------------
      This Plan shall be governed by California law, but shall be interpreted to be consistent with the requirements of any employee stock purchase plan under Code section 423.

18.   EFFECTIVE DATE.
      ---------------
      This Plan shall be effective February 10, 1995, subject to approval of the shareholders of the Corporation within 12 months of its adoption by the Board of Directors.