Form 10-Q
period 1997-09-30
CALIFORNIA MICRO DEVICES CORP
filed 1997-11-06
CIK 800460

United States
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q

                                     (Mark One)
[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended September 30, 1997
                                         or

[   ]  Transition Report Pursuant To Section 10 Or 15(D) Of The Securities
      Exchange Act Of 1934 For The Transition Period From _______  To ______

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

As of September 30, 1997, there were outstanding 9,874,131 shares of Issuer's Common Stock.

                         CALIFORNIA MICRO DEVICES CORPORATION


                                      INDEX


                           PART I.     FINANCIAL INFORMATION

                                                             Page Number

Item 1.     Financial Statements

            Statements of Operations
              Six Months Ended September 30, 1997 and 1996          2

            Balance Sheets
              September 30, 1997 and March 31, 1997                 3

            Statements of Cash Flows
              Six Months Ended September 30, 1997 and 1996          4

            Notes to Financial Statements                           5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operation                     7


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                       9

Item 6.     Exhibits and Reports on Form 8-K                        9

Signature                                                          10

                            PART I.     FINANCIAL INFORMATION


ITEM 1.     Financial Statements.


                           CALIFORNIA MICRO DEVICES CORPORATION
                                STATEMENTS OF OPERATIONS
                      (Amounts in Thousands, Except Per Share Data)
                                       (Unaudited)

                             Three Months Ended          Six Months Ended
                                September 30,            September 30,
                              1997        1996         1997        1996
                            --------    --------      --------  --------
Revenues:
  Net product sales          $  7,954   $  7,738       $16,062  $17,033
  Technology related revenues     175        380           381      680
                              -------    -------       -------  -------
    Total revenues              8,129      8,118        16,443   17,713

Cost and expenses:
  Cost of sales                 5,847      4,921        11,112   11,145
  Research and development        771      1,214         1,579    2,201
  Selling, marketing and
    administrative              1,981      2,009         3,997    4,161
                              -------    -------       -------  -------
    Total costs and expenses    8,599      8,144        16,688   17,507
                              -------    -------       -------  -------
Operating income (loss)          (470)       (26)         (245)     206
Other expense (income), net       145       (166)          254     (266)
                              -------    -------       -------  -------
Net income (loss)             $  (615)   $   140        $ (499)   $ 472
                              =======    =======        =======  =======
Net income (loss) per share   $ (0.06)   $   0.01       $ (0.05)  $ 0.04
                              =======    =======        =======  =======
Weighted average common shares
  and share equivalents
  outstanding                   9,837      10,908         9,797  10,964
                              =======    =======        =======  =======

The accompanying notes are an integral part of these financial statements.
                                             2

                         CALIFORNIA MICRO DEVICES CORPORATION
                                  BALANCE SHEETS
                       (Amounts in Thousands, Except Share Data)

                                          September 30,        March 31,
                                             1997               1997
                                         -------------       ----------
                                          (unaudited)
ASSETS:
Current assets:
  Cash and short-term securities           $     594          $    343
  Short-term investments                       5,438             6,467
  Accounts receivable, less allowance for
    doubtful accounts of $445 and $437         3,977             3,938
  Inventories                                  9,812             8,843
  Other current assets                           563               874
                                             -------           -------
    Total current assets                      20,384            20,465

  Property, plant & equipment, net            13,848            14,481
  Restricted cash                              3,386             2,903
  Other long term assets                         412               421
                                             -------           -------
    Total assets                             $38,030           $38,270
                                             =======           =======

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                           $ 2,520           $ 2,618
  Accrued salaries and benefits                  950               795
  Other accrued liabilities                    1,125             1,457
  Deferred margin on shipments to distributors   665               576
  Current maturities of long-term debt and
    capital lease obligations                    642               745
                                             -------           -------
    Total current liabilities                  5,902             6,191

  Long-term debt, less current maturities      7,315             7,315
  Capital lease obligations,
    less current maturities                    1,092             1,184
                                             -------           -------
    Total liabilities                         14,309            14,690

Shareholders' equity:
  Common stock - no par value;
    authorized 25,000,000; issued
    and outstanding 9,874,131                 52,610            51,939
   Accumulated deficit                       (28,889)          (28,359)
                                             -------           -------
    Total shareholders' equity                23,721            23,580

  Total liabilities and shareholders' equity $38,030           $38,270
                                             =======           =======

The accompanying notes are an integral part of these financial statements.
                                          3

                          CALIFORNIA MICRO DEVICES CORPORATION
                               STATEMENTS OF CASH FLOWS
                                 (Amounts in Thousands)
                                       (Unaudited)

                                                        Six Months Ended
                                                          September 30,
                                                 1997             1996
                                                ---------      ---------
Cash flows from operating activities:
  Net income (loss)                            $    (499)     $     472
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Depreciation and amortization                    1,403          1,082
  Net (increase) in inventories                     (969)        (1,139)
  Net (increase) decrease in accounts receivable     (39)           800
  Net (increase) decrease in prepaid expenses          -              -
     and other current assets                        311           (167)
  Net (decrease) in trade accounts payable
     and other current liabilities                  (274)        (1,913)
  Net decrease in other long term assets               8             91
  Increase (decrease) deferred margin on
     distributor sales                                89           (291)
                                                 -------        -------
  Net cash provided by (used in) operating activities 30         (1,065)
                                                 -------        -------
Cash (used in) provided by investing activities:
  Securities purchases                              (507)        (2,042)
  Securities sales                                 1,505          7,612
  Capital expenditures                              (770)        (4,646)
  Net change in restricted cash                     (483)           (79)
                                                 -------        -------
  Net cash (used in) provided by investing
  activities                                        (255)           845
                                                  -------        -------
Cash flows from financing activities:
  Repayments of capital lease obligations           (195)          (941)
  Proceeds from issuance of common stock             671            950
                                                 -------        -------
  Net cash provided by  financing activities         476              9
                                                 -------        -------
  Net increase (decrease) in cash and cash
   equivalents                                       251           (211)
  Cash and cash equivalents at beginning of period   343          1,512
                                                 -------        -------
  Cash and cash equivalents at end of period     $   594        $ 1,301
                                                 =======        =======
Supplemental disclosures of cash flow information:
  Interest paid                                  $    81        $   513
Supplemental disclosures of non-cash investing and
  financing activities:
  Unrealized loss on securities                  $   (31)       $   (28)
Capital expenditures financed through capital
     lease obligations                           $    92        $     -

The accompanying notes are an integral part of these financial statements.

                         CALIFORNIA MICRO DEVICES CORPORATION

                             Notes to Financial Statements

1.   Basis of Presentation
     ---------------------
     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of September 30, 1997, results of operations for the three and six month periods ended September 30, 1997 and 1996, and cash flows for the six-month periods ended September 30, 1997 and 1996. Results for the quarter are not necessarily indicative of fiscal year results.

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

3.   Inventories
     -----------

   The components of inventory consist of the following (amounts in thousands):

                                 September 30,           March 31,
                                     1997                  1997
                                 -------------        -------------
             Raw materials         $    930             $  1,316
             Work-in-process          5,288                3,821
             Finished goods           3,594                3,706
                                   --------             --------
                                   $  9,812             $  8,843
                                   ========             ========

4.   Litigation
     ----------
     Reference should be made to the Company's filings with the SEC, including its reports on Form 10-K for its fiscal year ended March 31, 1997, and its report on Form 10-Q for the quarter ending June 30, 1997. In addition to the matters reported therein, the following legal proceedings have taken place:

    The settlement of the putative shareholder's derivative suit was finalized, and pursuant to that settlement the court dismissed the action with prejudice on October 3, 1997.

     The Company is a defendant or plaintiff in various other actions which arose in the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operation of the Company.

     The Company believes that, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves
                                        5
and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.

5.   Net Income (loss) Per Share
     ---------------------------
     Net income per share for each period is computed using the weighted average number of common shares and dilutive common shares outstanding during the periods. Net loss per share for each period is computed using the weighted average number of common shares outstanding during the periods.

6.   Adoption of FASB 128
     --------------------
    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will not result in any change in primary earnings per share for the quarters ended
September 30, 1997 and 1996.

ITEM 2.   Management's Discussion And Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------
Results of Operations

     Product sales for the quarter ended September 30, 1997, increased by $216,000 or 3% compared to the quarter ended September 30, 1996. The increase in product sales was primarily due to an increase in U.S. sales to computer, telecommunications, workstation and foundry customers and a decease in Far East sales to computer and telecommunications customers. Thin film products accounted for 71% of product sales for the quarter ended September 30, 1997, compared with 66% in the year ago quarter, with the increase primarily in lower margin products.

   Product sales for the six month period ended September 30, 1997, decreased by $971,000, or 6%, also due to the decrease in Far East sales to computer and telecommunications customers, partially offset by increased sales to U.S. computer, medical, and foundry customers. For the six months ended September 30, 1997, thin film products represented 66% of sales, compared to approximately 60% in the six months ended September 30, 1996.

     Technology related revenue for the quarters ended September 30, 1997, and September 30, 1996 related to engineering projects partially funded by Hitachi Metals, Ltd. ("HML"). Technology revenues decreased due to fewer projects being included in the joint development programs. This decrease amounted to $206,000 and $300,000 as compared to the same quarter in fiscal year 1997 and the six months ended September 30, 1997, respectively.

     Gross margins on net product sales decreased overall from the quarter a year ago from 36% to 26%, primarily due to three main factors. There was a higher mix of lower margin standard products, a decrease in the shipments of high margin custom products, and write off of obsolete products which, combined, caused the drop in gross margins

     Research and development expenditures decreased to $771,000 for the September 30, 1997, quarter compared to $1,214,000 in the year earlier period due primarily to reduced spending on materials and outside consulting. Compared to a year ago, a greater proportion of research and development programs involved design engineering efforts developing new products, with less consumption of materials associated with the development of new processes. Headcount and payroll increased in research and development compared to a year ago.

     Selling, marketing, and administrative costs decreased by $28,000 compared to a year ago. Selling and marketing headcount have increased, and administrative costs have decreased, primarily due to a decrease in legal expenses.

     As a result of the factors discussed above, operating loss for the quarter ended September 30, 1997, was $470,000 compared to operating loss of $26,000 for the year earlier quarter.

     Other income/expense for the current quarter was an expense of $145,000 as compared to income of $166,000 in the fiscal 1997 quarter. This was due primarily to reduced interest income from investments.

     No income taxes were accrued for the quarters ended September 30, 1997, or September 30, 1996, due to the availability of tax loss carry forwards and current periods losses.

     The weighted average common shares outstanding were 9.8 million shares and
9.9 million shares for the three and six months ended September 30, 1997, respectively, compared to 10.9 million shares and 11.0 million shares, respectively, in the year earlier periods. The decrease in weighted shares outstanding is primarily due to the impact of the final settlement of shareholders lawsuits which reduced the number of shares in the settlement by 891,304 shares. Net loss per share for each period is computed using the weighted average number of common shares outstanding during the periods.
                                        7

Liquidity and Capital Resources

     Net cash and cash equivalents as of September 30, 1997, decreased $778,000 from March 31, 1997. This was due in part to the Company investing $770,000 in new capital equipment. Inventory levels increased by $969,000 in anticipation of new product orders for the P/Active( products. The increase in work-in process inventories was partially offset by reductions in raw materials and finished goods. Accounts payable and other liabilities dropped $274,000 during the period ending September 30, 1997. Partially offsetting these items were receipts from common stock purchases by employees through the exercise of options and the Employee Stock Purchase Plan amounting to $671,000, and depreciation and amortization of $1,403,000.

   The Company has extended and revised its Line of Credit with a bank to July 31, 1998, to allow borrowing up to $3,000,000, at prime, with no collateral required. The terms of the amended agreement require the Company to pay a commitment fee equal to one-quarter percent (1/4%) per annum on the average daily unused amount of the Line of Credit. In addition, the Company is required to meet certain financial covenants during the term of the agreement. Due to the loss for the six months ended September 30, 1997, the Company is not in compliance with one of these covenants. However, the Company foresees no need to borrow against this line, and since its inception in 1995, there have been no borrowings against this Line of Credit.

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

                                PART II. OTHER INFORMATION


ITEM 1.     Legal Proceedings.

     Reference should be made to the Company's filings with the SEC, including its reports on Form 10-K for its fiscal year ended March 31, 1997, and its report on Form 10-Q for the quarter ending June 30, 1997. In addition to the matters reported therein, the following legal proceedings have taken place:

    The settlement of the putative shareholder's derivative suit was finalized, and pursuant to that settlement the court dismissed the action with prejudice on October 3, 1997.

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


ITEM 6.   Exhibits and Reports on Form 8-K.
         (a)   Exhibit             Description
               -------             -----------
               Exhibit 11          Computation of Per Share Earnings

         (b)   Form 8-K            None

         (c)   Security Agreement  Line of Credit (For EDGAR Filing Only)

         (d)   FDS                Financial Data Schedule (For EDGAR
                                    Filing Only)

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



                           CALIFORNIA MICRO DEVICES CORPORATION
                           ------------------------------------
                                       (Registrant)



Date:   November 6, 1997      /s/ John E. Trewin
                              --------------------------
                              John E. Trewin
                              Vice President and Chief Financial Officer

                                    EXHIBIT 11

                         CALIFORNIA MICRO DEVICES CORPORATION
                           Computation of Per Share Earnings
                     (Amounts in Thousands, Except Per Share Data)
                                    (Unaudited)

                                        Three Months Ended     Six Months Ended
                                            September 30,        September 30,
                                        1997        1996       1997       1996
                                        ----        ----       ----       ----
Net income (loss)                       $  (615)   $   140   $  (499)   $   472
                                        =======    =======   =======    =======
PRIMARY:
Weighted average common shares
  outstanding                             9,837     10,503     9,797     10,434

Common equivalents attributable to options    -        405         -        530
                                        -------    -------    -------   -------
Total weighted average common and common
  equivalent shares outstanding           9,837     10,908     9,797     10,964
                                        =======    =======   =======    =======
Net income (loss) per share             $ (0.06)   $  0.01   $ (0.05)   $  0.04
                                        =======    =======   =======    =======

FULLY DILUTED
Weighted average common shares            9,837     10,503     9,797     10,434

Common equivalent attributable to options     -        459         -        558
                                        -------    -------    -------   -------
Total weighted average common and common
  equivalent shares outstanding           9,837     10,962     9,797     10,992
                                        =======    =======   =======    =======
Net income (loss) per share             $ (0.06)   $  0.01   $ (0.05)   $  0.04
                                        =======    =======   =======    =======


                           FIRST AMENDMENT TO CREDIT AGREEMENT

    THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment") is entered into as of July 10, 1997, by and between CALIFORNIA MICRO DEVICES CORPORATION, a California corporation ("Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank").

                                     RECITALS
                                     --------
     WHEREAS, Borrower is currently indebted to Bank pursuant to the terms and conditions of that certain Credit Agreement between Borrower and Bank dated as of July 12, 1996, as amended from time to time ("Credit Agreement").

     WHEREAS, Bank and Borrower have agreed to certain changes in the terms and conditions set forth in the Credit Agreement and have agreed to amend the Credit Agreement to reflect said changes.

    NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that the Credit Agreement shall be amended as follows:

     1. Section 1.1.(a) is hereby amended by deleting "July 31, 1997" as the last day on which Bank will make advances under the Line of Credit, and by substituting for said date "July 31, 1998," with such change to be effective upon the execution and delivery to Bank of a promissory note substantially in the form of Exhibit A attached hereto (which promissory note shall replace and be deemed the Line of Credit Note defined in and made pursuant to the Credit Agreement) and all other contracts, instruments and documents required by Bank to evidence such change.

     2. Section 1.1.(c) is hereby deleted in its entirety, and the following substitute therefor:

               "(c) Borrowing and Repayment. Borrower may from time to time during the term of the Line of Credit borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions contained herein or in the Line of Credit Note; provided however, that the total outstanding borrowings under the Line of Credit shall not at any time exceed the maximum principal amount available thereunder, as set forth above.
          Notwithstanding the foregoing, Borrower shall maintain a zero balance on advances under the Line of Credit for a period of at least thirty (30) consecutive days during the term of the Line of Credit."

     3. Section 1.2.(c) is hereby renumbered as Section 1.2.(d) and the following is hereby added as Section 1.2.(c):

                "(c) Unused Commitment Fee. Borrower shall pay to Bank a fee equal to one-quarter percent (1/4%) per annum (computed on the basis of a 360-day year, actual days elapsed) on the average daily unused amount of the Line of Credit, which fee shall be calculated on a quarterly basis by Bank and shall be due and payable by Borrower in arrears within five (5) days after each billing is sent by Bank."

     4.  Section 1.4 is hereby deleted in its entirety, without substitution.

     5. Section 3.1.(b) (iv) and (v) are hereby deleted in its entirety, without substitution.

     6. Section 4.9. is hereby renumbered as Section 4.10. and the following is hereby added as Section 4.9:

         "SECTION 4.9 FINANCIAL CONDITION. Maintain Borrower's financial condition as follows using generally accepted accounting principles consistently applied and used consistently with prior practices (except to the extent modified by the definitions herein):

          (a) Maximum Funded Liabilities divided by Tangible Net Worth not at any time greater than 0.60 to 1.0, with "Funded Liabilities" defined as bank or leasing debt, and with "Tangible Net Worth" defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets.

          (b) Quick Ratio not at any time less than 1.4 to 1.0, with "Quick Ration" defined as the aggregate of unrestricted cash, unrestricted marketable securities and receivable convertible into cash divided by total current liabilities.

          (c) Net income after taxes not less that $1.00 on an annual basis, determined as of each fiscal year end, and pre-tax profit not less than $1.00 on a rolling two quarter basis.

          (d) EBITDA Coverage Ratio not less than 1.5 to 1.0 as of each fiscal year end, with "EBITDA" defined as net profit before tax plus interest expense (net of capitalized interest expense), depreciation expense and amortization expense, and with "EBITDA Coverage
           Ratio" defined as EBITDA divided by the aggregate of total interest expense plus the prior period current maturity of long-term debt and the prior period current maturity of subordinate debt."

     7.  The following is hereby added to the Credit Agreement as Section 5.5:

         "SECTION 5.5 DIVIDENDS, DISTRIBUTIONS. Declare or pay any dividend or distribution either in cash, stock or any other property on Borrower's stock now or hereafter outstanding, nor redeem, retire, repurchase or otherwise acquire any shares of any class of Borrower's stock now or hereafter outstanding.

    8. Except as specifically provided herein, all terms and conditions of the Credit Agreement remain in full force and effect, without waiver or modification. All terms defined in the Credit Agreement shall have the same meaning when used in this Amendment. This Amendment and the Credit Agreement shall be read together, as one document.

    9. Borrower hereby remakes all representations and warranties contained in the Credit Agreement and reaffirms all covenants set forth therein. Borrower further certifies that as of the date of this Amendment there exists no Event of Default as defined in the Credit Agreement, nor any condition, act or event which with the giving of notice or the passage of time or both would constitute any such Event of Default.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the day and year first written above.

CALIFORNIA MICRO DEVICES                             WELLS FARGO BANK,
  CORPORATION                                          NATIONAL ASSOCIATION

By:    /s/ John E. Trewin                              By:  /s/ Mark Schroenrock
Title:  Vice President and CFO                         Vice President.

                                     Exhibit A

                                               (Please initial - /s/JET  /s/MS)

WELLS FARGO BANK                                   REVOLVING LINE OF CREDIT NOTE
--------------------------------------------------------------------------------

$3,000,000.00                                                Oakland, California
                                                                   July 10, 1997

     FOR VALUE RECEIVED, the undersigned CALIFORNIA MICRO DEVICES CORPORATION ("Borrower") promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank") at its office at East Bay RCBO, One Kaiser Plaza Suite 850, Oakland, CA 94612, or at such other place as the holder hereof may designate, in lawful money of the United States of America and in immediately available funds, the principal sum of $3,000,000.00, or so much thereof as may be advanced and be outstanding, with interest thereon, to be computed on each advance from the date of its disbursement as set forth herein.

INTEREST:

     (a) Interest. The outstanding principal balance of this Note shall bear interest (computed on the basis of a 360-day year, actual days elapsed) at a rate per annum equal to the Prime Rate in effect from time to time. The "Prime Rate" is a base rate that Bank from time to time establishes and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. Each change in the rate of interest hereunder shall become effective on the date each Prime Rate change is announced within Bank.

     (b) Payment of Interest. Interest accrued on this Note shall be payable on the last day of each month, commencing July 31, 1997.

     (c) Default Interest. From and after the maturity date of this Note, or such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise, the outstanding principal balance of this Note shall bear interest until paid in full at an increased rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to 4% above the rate of interest from time to time applicable to this Note.

BORROWING AND REPAYMENT:

     (a) Borrowing and Repayment. Borrower may from time to time during the term of this Note borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of this Note and of the Credit Agreement between Borrower and Bank defined below; provided however, that the total outstanding borrowings under this Note shall not at any time exceed the principal amount stated above. The unpaid principal balance of this obligation at any time shall be the total amounts advanced hereunder by the holder hereof less the amount of principal payments made hereon by or for any Borrower, which balance may be endorsed hereon from time to time by the holder. The outstanding principal balance of this Note shall be due and payable in full on July 31, 1998.

     (b) Advances. Advances hereunder, to the total amount of the principal sum available hereunder, may be made by the holder at the oral or written request of (i) JOHN TREWIN or JOHN CLARDY, any one acting alone, who are authorized to request advances and direct the disposition of any advances until written notice of the revocation of such authority is received by the holder at the office designated above, or (ii) any person, with respect to advances deposited to the credit of any account of any Borrower with the holder, which advances, when so deposited, shall be conclusively presumed to have been made to or for the benefit of each Borrower regardless of the fact that persons other than those authorized to request advances may have authority to draw against such account. The holder shall have no obligation to determine whether any person requesting an advance is or has been authorized by any Borrower.

     (c) Application of Payments. Each payment made on this Note shall be credited first, to any interest then due and second, to the outstanding principal balance hereof.

EVENTS OF DEFAULT:

    This Note is made pursuant to and is subject to the terms and conditions of that certain Credit Agreement between Borrower and Bank dated as of July 12, 1996, as amended from time to time (the "Credit Agreement"). Any default in the payment or performance of any obligation under this Note, or any defined event of default under the Credit Agreement, shall constitute an "Event of Default" under this Note.

MISCELLANEOUS:

     (a) Remedies. Upon the occurrence of any Event of Default as defined in the Credit Agreement, the holder of this Note, at the holder's option, may declare all sums of principal and interest outstanding hereunder to be immediately due and payable without presentment, demand, notice of non-performance, notice of protest, protest or notice of dishonor, all of which are expressly waived by each Borrower, and the obligation, if any, of the holder to extend any further credit hereunder shall immediately cease and terminate. Each Borrower shall pay to the holder immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of the holder's in-house counsel), expended or incurred by the holder in connection with the enforcement of the holder's rights and/or the collection of any amounts which become due to the holder under this Note, and the prosecution or defense of any action in any way related to this Note, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary proceeding, contested matter or motion brought by Bank or any other person) relating to any Borrower or any other person or entity.

     (b) Obligations Joint and Several. Should more than one person or entity sign this Note as a Borrower, the obligations of each such Borrower shall be joint and several.

     (c) Governing Law. This Note shall be governed by and construed in accordance with the laws of the state of California.

     IN WITNESS WHEREOF, the undersigned has executed this Note as of the date first written above.

CALIFORNIA MICRO DEVICES CORPORATION

By:  /s/ John E. Trewin
Title:  Vice President and CFO

                                  CREDIT AGREEMENT

     THIS AGREEMENT is entered into as of July 12, 1996, by and between CALIFORNIA MICRO DEVICES CORPORATION, a California corporation ("Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank").

                                      RECITAL
                                      -------

     Borrower has requested from Bank the credit accommodation described below, and Bank has agreed to provide said credit accommodation to Borrower on the terms and conditions contained herein.

     NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Bank and Borrower hereby agree as follows:

                                     ARTICLE I
                                     ---------
                                    THE CREDIT
                                    ----------

     SECTION 1.1.  LINE OF CREDIT.
   (a) Line of Credit. Subject to the terms and conditions of this Agreement, Bank hereby agrees to make advances to Borrow from time to time up to and including July 31, 1997, not to exceed at any time the aggregate principal amount of Three Million Dollars ($3,000,000.00) ("Line of Credit"), the proceeds of which shall be used to finance working capital requirements. Borrower's obligation to repay advances under the Line of Credit shall be evidenced by a promissory note substantially in the form of Exhibit A attached hereto ("Line of Credit Note"), all terms of which are incorporated herein by this reference.

     (b) Letter of Credit Subfeature. As a subfeature under the Line of Credit, Bank agrees from time to time during the term thereof to issue sight commercial letters of credit for the account of Borrower and in favor of suppliers to finance inventory purchases (each, a "Letter of Credit" and collectively, "Letters of Credit"); provided however, that the form and substance of each Letter of Credit shall be subject to approval by Bank, in its sole discretion; and provided further, that the aggregate undrawn amount of all outstanding Letters Of Credit shall not at any time exceed One Million Dollars ($1,000,000.00). Each Letter of Credit shall be issued for a term not to exceed one hundred eighty (180) days, as designated by Borrower; provided however, that no Letter of Credit shall have an expiration date subsequent to the maturity date of the Line of Credit. The undrawn amount of all Letters of Credit shall be reserved under the Line of Credit and shall not be available for borrowings thereunder. Each Letter of Credit shall be subject to the additional terms and conditions of the Letter of Credit Agreement and related documents, if any, required by Bank in connection with the issuance thereof (each, a "Letter of Credit Agreement" and collectively, "Letter of Credit Agreements"). Each draft paid by Bank under a Letter of Credit shall be deemed an advance under the Line of Credit and shall be repaid by Borrower in accordance with the terms and conditions of this Agreement applicable to such advances; provided however, that if advances under the Line of Credit are not available, for any reason, at the time any draft is paid by Bank, then Borrower shall immediately pay to Bank the full amount of such draft, together with interest thereon from the date such amount is paid by Bank to the date such amount is fully repaid by Borrower, at the rate of interest applicable to advances under the Line of Credit. In such event Borrower agrees that Bank, in its sole discretion, may debit any demand deposit account maintained by Borrower with Bank for the amount of any such draft.

     (c) Borrowing and Repayment. Borrower may from time to time during the term on the Line of Credit borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions contained herein or in the Line of Credit Note; provided however, that the total outstanding borrowing under the Line of Credit shall not at any time exceed the maximum principal amount available thereunder, as set forth above.

     SECTION 1.2.  INTEREST/FEES.
     (a) Interest. The outstanding principal balance of the Line of Credit shall bear interest at the rate of interest set forth in the Line of Credit Note.

    (b) Computation and Payment. Interest shall be computed on the basis of a 360-day year, actual days elapsed. Interest shall be payable at the times and place set forth in the Line of Credit Note.

     (c) Letter of Credit Fees. Borrower shall pay to Bank fees upon the issuance of each Letter of Credit, upon the payment or negotiations by Bank of each draft under any Letter of Credit and upon the occurrence of any other activity with respect to any Letter of Credit (including without limitation, the transfer, amendment or cancellation of any Letter of Credit) determined in accordance with Bank's standard fees and charges then in effect for such activity.

     SECTION 1.3.  COLLECTION OF PAYMENTS.
     Borrower authorizes Bank to collect all interest and fees due under the Line of Credit by charging Borrower's demand deposit account number 4491-057923 with Bank, or any other demand deposit account maintained by Borrower with Bank, for the full amount thereof. Should there be insufficient funds in any such demand deposit account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by Borrower.

     SECTION 1.4.  COLLATERAL.
     As security for all indebtedness of Borrower to Bank, Borrower hereby grants to Bank security interests of first priority in all Borrower's Asset Management Account #324141733 at Bank, and all proceeds thereof.

     All of the foregoing shall be evidenced by and subject to the terms of such security agreements, financing statements, deeds of trust and other documents as Bank shall reasonably require, all in form and substance satisfactory to Bank. Borrower shall reimburse Bank immediately upon demand for all costs and expenses incurred by Bank in connection with any of the foregoing security, including without limitation, filing and recording fees and costs of appraisals, audits and title insurance.

                                  ARTICLE II
                                  ----------
                          REPRESENTATIONS AND WARRANTIES
                          ------------------------------

     Borrower makes the following representations and warranties to Bank, which representations and warranties shall survive the execution of this Agreement and shall continue in full force and effect until the full and final payment, and satisfaction and discharge, of all obligations of Borrower to Bank subject to this Agreement.

     SECTION 2.1.  LEGAL STATUS.
    Borrower is a corporation, duly organized and existing and in good standing under the laws of the State of California, and is qualified or licensed to do business (and is in good standing as a foreign corporation, if applicable) in all jurisdictions in which such qualification or licensing is required or in which the failure to so qualify or to be so licensed could have a material adverse effect on Borrower.

     SECTION 2.2  AUTHORIZATION AND VALIDITY.
     This Agreement, the Line of Credit Note, and each other document, contract and instrument required hereby or at any time hereafter delivered to Bank in connection herewith (collectively, the "Loan Documents") have been duly authorized, and upon their execution and delivery in accordance with the provisions hereof will constitute legal, valid and binding agreements and obligations of Borrower or the party which executes the same, enforceable in accordance with their respective terms.

     SECTION 2.3.  NO VIOLATION.
     The execution, delivery and performance by Borrower of each of the Loan Documents do not violate any provision of any law or regulation, or contravene any provision of the Articles of Incorporation or By-Laws of Borrower, or result in any breach of or default under any contract, obligation, indenture or other instrument to which Borrower is a party or by which Borrower may be bound.

     SECTION 2.4  LITIGATION.
     There are no pending, or to the best of Borrower's knowledge threatened, actions, claims, investigations, suits or proceedings by or before any governmental authority, arbitrator, court or administrative agency which could have a material adverse effect on the financial condition or operation of Borrower other than those disclosed by Borrower to Bank in writing prior to the date hereof.

     SECTION 2.5.  CORRECTNESS OF FINANCIAL STATEMENT.
     The financial statement of Borrower dated March 31, 1996, a true copy of which has been delivered by Borrower to Bank prior to the date hereof, (a) is complete and correct and presents fairly the financial condition of Borrower,
(b) discloses all liabilities of Borrower that are required to be reflected or reserved against under generally accepted account principles, whether liquidated or unliquidated, fixed or contingent, and (c) has been prepared in accordance with generally accepted account principles consistently applied. Since the date of such financial statement there has been no material adverse change in the financial condition of Borrower, nor has Borrower mortgaged, pledged, grant a security interest in or otherwise encumbered any of its assets or properties except in favor of Bank or as otherwise permitted by Bank in writing.

     SECTION 2.6.  INCOME TAX RETURNS.
     Borrower has no knowledge of any pending assessments or adjustments of its income tax payable with respect to any year.

     SECTION 2.7.  NO SUBORDINATION.
     There is no agreement, indenture, contract or instrument to which Borrower is a party or by which Borrower may be bound that requires the subordination in right of payment of any of Borrower's obligations subject to this Agreement to any other obligation of Borrower.

     SECTION 2.8.  PERMITS, FRANCHISES.
     Borrowers possesses, and will hereafter possess, all permits, franchises and licenses required and rights to all trademarks, trade names, patents, and fictitious names, if any, necessary to enable it to conduct the business in which it is now engaged in compliance with applicable law.

     SECTION 2.9.  ERISA.
     Borrower is in compliance in all material respects with all applicable provisions of the Employee Retirement Income Security Act of 1974, as amended or recodified from time to time ("ERISA"); Borrower has not violated any provision of any defined employee pension benefit plan (as defined in ERISA) maintained or contributed to by Borrower (each, a "Plan"); no Reportable Event as defined in ERISA has occurred and is continuing with respect to any Plan initiated by Borrower; Borrower has met its minimum funding requirements under ERISA with respect to each Plan; and each plan will be able to fulfill its benefit obligations as they come due in accordance with the Plan documents and under generally accepted accounting principles.

     SECTION 2.10.  OTHER OBLIGATIONS.
     Borrower is not in default on any obligation for borrowed money, any purchase money obligation or any other material lease, commitment, contract, instrument or obligation.

     SECTION 2.11.  ENVIRONMENTAL MATTERS.
     Except as disclosed by Borrower to Bank in writing prior to the date hereof, Borrower is in compliance in all material respects with all applicable Federal or state environmental, hazardous waste, health and safety statutes, any rules or regulations adopted pursuant thereto, which govern or affect any of Borrower's operations and/or properties, including without limitation, the Comprehensive Environmental Response, compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Resource Conservation and Recovery Act of 1976, the Federal Toxic Substances Control Act and the California Health and Safety code, as any of the same may be amended, modified or supplemented from time to time. None of the operations of Borrower is the subject of any Federal or state investigation evaluating whether any remedial action involving a toxic or hazardous waste or substance into the environment. Borrower has no material contingent liability in connection with any release of any toxic or hazardous waste or substance into the environment.


                                   ARTICLE III
                                   -----------
                                   CONDITIONS
                                   ----------

     SECTION 3.1.  CONDITIONS OF INITIAL EXTENSION OF CREDIT.
     The obligation of Bank to extend any credit contemplated by this Agreement is subject to the fulfillment to Bank's satisfaction of all of the following conditions:

     (a) Approval of Bank Counsel. All legal matters incidental to the extension of credit by Bank shall be satisfactory to Bank's counsel.

     (b) Documentation. Bank shall have received, in form and substance satisfactory to Bank, each of the following, duly executed:
           (i)  This Agreement and the Line of Credit Note.
          (ii)  Corporate Borrowing Resolution.
         (iii)  Certificate of Incumbency.
          (iv)  General Pledge Agreement and Addendum.
           (v)  UCC Financing Statement covering collateral as described in
                Section 1.4.
          (vi)  Continuing Commercial Letter of Credit Agreement.
         (vii) Such other documents as Bank may require under any other Section of this Agreement.

     (c) Financial Condition. There shall have been no material adverse change, as determined by Bank, in the financial condition or business of Borrower, nor any material decline, as determined by Bank, in the market value of any collateral required hereunder or a substantial or material portion of the assets of Borrower.

     (d) Insurance. Borrower shall have delivered to Bank evidence of insurance coverage on all Borrower's property, in form, substance, amounts, covering risks and issued by companies satisfactory to Bank, and where required by Bank, with loss payable endorsements in favor of Bank.

     SECTION 3.2.  CONDITIONS OF EACH EXTENSION OF CREDIT.
     The obligation of Bank to make each extension of credit requested by Borrower hereunder shall be subject to the fulfillment to Bank's satisfaction of each of the following conditions:

     (a) Compliance. The representations and warranties contained herein and in each of the other Loan Documents shall be true on and as of the date of the signing of this Agreement and on the date of each extension of credit by Bank pursuant hereto, with the same effect as though such representations and warranties had been made on and as of each such date, and on each such date, no Event of Default as defined herein, and no condition, event or act which with the giving of notice or the passage of time or both would constitute such an Event of Default, shall have occurred and be continuing or shall exist.

     (b) Documentation. Bank shall have received all additional documents which may be required in connection with such extension of credit.

                                     ARTICLE IV
                                     ----------
                                AFFIRMATIVE COVENANTS
                                ---------------------

     Borrower covenants that so long as Bank remains committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower shall, unless Bank otherwise consents in writing:

     SECTION 4.1.  PUNCTUAL PAYMENTS.
    Punctually pay all principal, interest, fees or other liabilities due under any of the Loan Documents at the times and place in the manner specified therein.

     SECTION 4.2.  ACCOUNTING RECORDS.
     Maintain adequate books and records in accordance with generally accepted accounting principles consistently applied, and permit any representative of Bank, at any reasonable time, to inspect, audit and examine such books and records, to make copies of the same, and to inspect the properties of Borrower.

     SECTION 4.3.  FINANCIAL STATEMENTS.
     Provide to Bank all of the following, in form and detail satisfactory to
Bank:

     (a) not later than 120 days after and as of the end of each fiscal year, an audited financial statement of Borrower, prepared by a certified public accountant acceptable to Bank to include balance sheet and income statement, statement of cashflow and all footnotes;

    (b) not later than 45 days after and as of the end of each fiscal quarter, a financial statement of Borrower, prepared by Borrower, to include balance sheet and income statement;

     (c) from time to time such other information as Bank my reasonably request.

     SECTION 4.4.  COMPLIANCE.
     Preserve and maintain all licenses, permits, governmental approvals, rights, privileges and franchises necessary for the conduct of its business; and comply with the provisions of all documents pursuant to which Borrower is organized and/or which govern Borrower's continued existence and with the requirements of all laws, rules, regulations and orders of any governmental authority applicable to Borrower and/or its business.

     SECTION 4.5.  INSURANCE.
     Maintain and keep in force insurance of the types and in amounts customarily carried in lines of business similar to that of Borrower, including but not limited to fire, extended coverage, public liability, flood, property damage and worker's' compensation, with all such insurance carried with companies and in amounts satisfactory to Bank, and deliver to Bank from time to time at Bank's request schedules setting forth all insurance then in effect.

     SECTION 4.6.  FACILITIES.
     Keep all properties useful or necessary to Borrower's business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that such properties shall be fully and efficiently preserved and maintained.

     SECTION 4.7.  TAXES AND OTHER LIABILITIES.
     Pay and discharge when due any and all indebtedness, obligations, assessments and taxes, both real and personal, including without limitation Federal and state income taxes and state and local property taxes and assessments, except such (a) as Borrower may in good faith contest or as to which a bona fide dispute may arise, and (b) for which Borrower has made provisions, to Bank's satisfaction, for eventual payment thereof in the event Borrower is obligated to make such payment.

     SECTION 4.8.  LITIGATION.
     Promptly give notice in writing to Bank of any litigation pending or threatened against Borrower with a claim in excess of $250,000.00.

     SECTION 4.9.  NOTICE TO BANK.
     Promptly (but in no event more than five (5) days after the occurrence of each such event or matter) give written notice to Bank in reasonable detail of: (a) the occurrence of any Event of Default, or any condition, event or act which with the giving of notice or the passage of time or both would constitute an Event of Default; (b) any change in the name [or the organizational structure] of Borrower [, or any action, claim, investigation, suit or proceeding pending or asserted by or before any governmental authority, arbitrator, court or administrative agency challenging or denying Borrower's qualification for tax treatment as if it were a partnership for income tax purposes]; (c) the occurrence and nature of any Reportable Event or Prohibited Transaction, each as defined in ERISA, or any funding deficiency with respect to any Plan; or (d) any termination or cancellation of any insurance policy which Borrower is required to maintain, or any uninsured or partially uninsured loss through liability or property damage, or through fire, theft or any other cause affecting Borrower's property.


                                 ARTICLE V
                                 ---------
                             NEGATIVE COVENANTS
                             ------------------
      Borrower further covenants that so long as Bank remains committed to extend credit or Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower will not without Bank's prior written consent:

     SECTION 5.1.  USE OF FUNDS.
     Use any of the proceeds of any credit extended hereunder except for the purposes stated in Article I hereof.

     SECTION 5.2.  MERGER, CONSOLATION, TRANSFER OF ASSETS.
     Merge into or consolidate with any other entity; make any substantial change in the nature of Borrower's business as conducted as of the date hereof; acquire all or substantially all of the assets of any other entity; nor sell, lease, transfer or otherwise dispose of all or a substantial or material portion of Borrower's assets except in the ordinary course of its business.

     SECTION 5.3.  GUARANTIES.
     Guarantee or become liable in any way as surety, endorser (other than as endorser of negotiable instruments for deposit or collection in the ordinary course of business), accommodation endorser or otherwise for, nor pledge or hypothecate any assets of Borrower as security for, any liabilities or obligations of any other person or entity, except any of the foregoing in favor of Bank.

     SECTION 5.4.  LOANS, ADVANCES, INVESTMENTS.
     Make any loans or advances to or investments in any person or entity, except any of the foregoing existing as of, and disclosed to Bank prior to, the date hereof, and additional investments in any person or entity in amounts not to exceed an aggregate of $250,000.00 in any fiscal year.

                                    ARTICLE VI
                                    ----------
                                 EVENTS OF DEFAULT
                                 -----------------

     SECTION 6.1. The occurrence of any of the following shall constitute an "Event of Default" under this Agreement:

     (a) Borrower shall fail to pay when due any principal, interest, fees or other amounts payable under any of the Loan Documents.

    (b) Any financial statement or certificate furnished to Bank in connection with, or any representation or warranty made by Borrower or any other party under this Agreement or any other Loan Document shall prove to be incorrect, false or misleading in any material respect when furnished or made.

     (c) Any default in the performance of or compliance with any obligation, agreement or other provision contained herein or in any other Loan Document (other than those referred to in subsections (a) and (b) above), and with respect to any such default which by its nature can be cured, such default shall continue for a period of twenty (20) days from its occurrence.

    (d) Any default in the payment or performance of any obligation, or any defined event of default, under the terms of any contract or instrument (other than any of the Loan Documents) pursuant to which Borrower has incurred any debt or other liability to any person or entity, including Bank.

     (e) The filing of a notice of judgment lien against Borrower; or the recording of any abstract of judgment against Borrower in any county in which Borrower has an interest in real property; or the service of a notice of levy and/or of a writ of attachment or execution, or other like process, against the assets of Borrower; or the entry of a judgment against Borrower.

     (f) Borrower shall become insolvent, or shall suffer or consent to or apply for the appointment of a receiver, trustee, custodian or liquidator of itself or any of its property, or shall generally fail to pay its debts as they become due, or shall make a general assignment for the benefit of creditors; Borrower shall file a voluntary petition in bankruptcy, or seeking reorganization, in order to effect a plan or other arrangement with creditors or any other relief under the Bankruptcy Reform Act, Title 11 of the United States Code, as amended or recodified from time to time ("Bankruptcy Code"), or under any state or Federal law granting relief to debtors, whether now or hereafter in effect; or any involuntary petition or proceeding pursuant to the Bankruptcy Code or any other applicable state or Federal law relating to bankruptcy, reorganization or other relief for debtors is filed or commenced against Borrower, or Borrower shall file an answer admitting the jurisdiction of the court and the material allegations of any involuntary petition; or Borrower shall be adjudicated a bankrupt, or an order for relief shall be entered against Borrower by any court of competent jurisdiction under the Bankruptcy Code or any other applicable state or Federal laws relating to bankruptcy, reorganization or other relief for debtors.

     (g) There shall exist or occur any event or condition which Bank in good faith believes impairs, or is substantially likely to impair, the prospect of payment or performance by Borrower of its obligations under any of the Loan Documents.

     (h) The dissolution or liquidation of Borrower; or Borrower, or any of its directors, stockholders or members, shall take action seeking to effect the dissolution or liquidation of Borrower.

     SECTION 6.2.  REMEDIES.
     Upon the occurrence of any Event of Default: (a) all indebtedness of Borrower under each of the Loan Documents, any term thereof to the contrary notwithstanding, shall at Bank's option and without notice become immediately due and payable without presentment, demand, protest or notice of dishonor, all of which are hereby expressly waived by Borrower; (b) the obligation, if any, of Bank to extend any further credit under any of the Loan Documents shall immediately cease and terminate; and (c) Bank shall have all rights, powers and remedies available under each of the Loan Documents, or accorded by law, including without limitation the right to resort to any or all security for any credit accommodation from Bank subject hereto and to exercise any or all of the rights of a beneficiary or secured party pursuant to applicable law. All rights powers and remedies of Bank may be exercised at any time by Bank and from time to time after the occurrence of an Event of Default, are cumulative and not exclusive, and shall be in addition to any other rights, powers or remedies provided by law or equity.


                                   ARTICLE VII
                                   -----------
                                  MISCELLANEOUS
                                  -------------

     SECTION 7.1.  NO WAIVER.
     No delay, failure or discontinuance of Bank in exercising any right, power or remedy under any of the Loan Documents shall affect or operate as a waiver of such right, power or remedy; nor shall any single or partial exercise of any such right, power or remedy preclude, waive or otherwise affect any other or further exercise thereof or the exercise of any other right, power or remedy. Any waiver, permit, consent or approval of any kind by Bank of any breach of or default under any of the Loan Documents must be in writing and shall be effective only to the extent set forth in such writing.

     SECTION 7.2.  NOTICES.
    All notices, requests and demands which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing delivered to each party at the following address:

     BORROWER:     CALIFORNIA MICRO DEVICES CORPORATION
                   215 Topaz Street
                   Milpitas, CA 95035

     BANK:         WELLS FARGO BANK, NATIONAL ASSOCIATION
                   One Kaiser Plaza, Suite 850
                   Oakland, CA 94612

or to such other address as any party may designate by written notice to all other parties. Each such notice, request and demand shall be deemed given or made as follows: (a) if sent by hand delivery, upon delivery; (b) if sent by mail, upon the earlier of the date of receipt or three (3) days after deposit in the U.S. mail, first class and postage prepaid; and (c) if sent by telecopy, upon receipt.

     SECTION 7.3.  COSTS, EXPENSES AND ATTORNEYS' FEES.
     Borrower shall pay to Bank immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of Bank's in-house counsel), incurred by Bank in connection with (a) the negotiation and preparation of this Agreement and the other Loan Documents, Bank's continued administration hereof and thereof, and the preparation of any amendments and waivers hereto and thereto, (b) the enforcement of Bank's rights and/or the collection of any amounts which become due to Bank under any of the Loan Documents, and (c) the prosecution or defense of any action in any way related to any of the Loan Documents, including without limitation, any action for declaratory relief, and including any of the foregoing incurred in connection with any bankruptcy proceeding relating to Borrower.

     SECTION 7.4.  SUCCESSORS, ASSIGNMENT.
    This Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, legal representatives, successors and assigns of the parties; provided however, that Borrower may not assign or transfer its interest hereunder without Bank's prior written consent. Bank reserves the right to sell, assign, transfer, negotiate or grant participations in all or any part of, or any interest in, Bank's rights and benefits under each of the Loan Documents. In connection therewith, Bank may disclose all documents and information which Bank now has or may hereafter acquire relating to any credit extended by Bank to Borrower, Borrower or its business, or any collateral required hereunder.

     SECTION 7.5.  ENTIRE AGREEMENT;  AMENDMENT.
    This Agreement and the other Loan Documents constitute the entire agreement between Borrower and Bank with respect to any extension of credit by Bank subject hereto and supersede all prior negotiations, communications, discussions and correspondence concerning the subject matter hereof. This Agreement may be amended or modified only by a written instrument executed by each party hereto.

     SECTION 7.6.  NO THIRD PARTY BENEFICIARIES.
    This Agreement is made and entered into for the sole protection and benefit of the parties hereto and their respective permitted successors and assigns, and no other person or entity shall be a third party beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any other of the Loan Documents to which it is not a party.

     SECTION 7.7.  TIME.
     Time is of the essence of each and every provision of this Agreement and each other of the Loan Documents.

     SECTION 7.8.  SEVERABILITY OF PROVISIONS.
     If any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity without invalidating the remainder of such provision or any remaining provisions of this Agreement.

     SECTION 7.9.  COUNTERPARTS.
    This Agreement may be executed in any number of counterparts, each of which when executed and delivered shall be deemed to be an original, and all of which when taken together shall constitute one and the same Agreement.

     SECTION 7.10.  GOVERNING LAW.
     This Agreement shall be governed by and construed in accordance with the laws of the State of California.

     SECTION 7.11.  ARBITRATION.
     (a) Arbitration. Upon the demand of any party, any Dispute shall be resolved by binding arbitration (except as set forth in (e) below) in accordance with the terms of this Agreement. A "Dispute" shall mean any action, dispute, claim or controversy of any kind, whether in contract or tort, statutory or common law, legal or equitable, now existing or hereafter arising under or in connection with, or in any way pertaining to, any of the Loan Documents, or any past, present or future extensions of credit and other activities, transactions or obligations of any kind related directly or indirectly to any of the Loan Documents, including without limitation, any of the foregoing arising in connection with the exercise of any self-help, ancillary or other remedies pursuant to any of the Loan Documents. Any party may by summary proceedings bring an action in court to compel arbitration of a Dispute. Any party who fails or refuses to submit to arbitration following a lawful demand by any other party shall bear all costs and expenses incurred by such other party in compelling arbitration of any Dispute.

     (b) Governing Rules. Arbitration proceedings shall be administered by the American Arbitration Association ("AAA") or such other administrator as the parties shall mutually agree upon in accordance with the AAA Commercial Arbitration Rules. All Disputes submitted to arbitration shall be resolved in accordance with the Federal Arbitration act (Title 9 of the United States
Code), notwithstanding any conflicting choice of law provision in any of the Loan Documents. The arbitration shall be conducted at a location in California selected by the AAA or other administrator. If there is any inconsistency between the terms hereof and any such rules, the terms and procedures set forth herein shall control. All statutes of limitation applicable to any Dispute shall apply to any arbitration proceeding. All discovery activities shall be expressly limited to matters directly relevant to the Dispute being arbitrated. Judgment upon any award rendered in an arbitration may be entered in any court having jurisdiction; provided however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C. Section 91 or any similar applicable state law.

     (c) No Waiver; Provisional Remedies, Self-Help and Foreclosure. No provision hereof shall limit the right of any party to exercise self-help remedies such as setoff, foreclosure against or sale of any real or personal property collateral or security, or to obtain provisional or ancillary remedies, including without limitation injunctive relief, sequestration, attachment, garnishment or the appointment of a receiver, from a court of competent jurisdiction before, after or during the pendency of any arbitration or other proceeding. The exercise of any such remedy shall not waive the right of any party to compel arbitration or reference hereunder.

     (d) Arbitrator Qualifications and Powers; Awards. Arbitrators must be active members of the California State Bar or retired judges of the state or federal judiciary of California, with expertise in the substantive laws applicable to the subject matter of the Dispute. Arbitrators are empowered to resolve Disputes by summary rulings in response to motions filed prior to the final arbitration hearing. Arbitrators (i) shall resolve all Disputes in accordance with the substantive law of the state of California, (ii) may grant any remedy or relief that a court of the state of California could order or grant within the scope hereof and such ancillary relief as is necessary to make effective any award, and (iii) shall have the power to award recovery of all costs and fees, to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the California Rules of Civil Procedure or other applicable law. Any Dispute in which the amount in controversy is $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater than $5,000,000 (including damages, costs, fees and expenses).
By submission to a single arbitrator, each party expressly waives any right or claim to recover more than $5,000,000. Any Dispute in which the amount in controversy exceeds $5,000,000 shall be decided by majority vote of a panel of three arbitrators; provided however, that all three arbitrators must actively participate in all hearings and deliberation.

     (e) Judicial Review. Notwithstanding anything herein to the contrary, in any arbitration in which the amount in controversy exceeds $25,000,000, the arbitrators shall be required to make specific, written findings of fact and conclusions of law. In such arbitration's (A) the arbitrators shall not have the power to make any award which is not supported by substantial evidence or which is based on legal error, (B) an award shall not be binding upon the parties unless the findings of fact are supported by substantial evidence and the conclusions of law are not erroneous under the substantive law of the state of California, and (C) the parties shall have in addition to the grounds referred to in the Federal Arbitration Act for vacating, modifying or correcting an award the right to judicial review of (1) whether the findings of fact rendered by the arbitrators are supported by substantial evidence, and (2) whether the conclusions of law are erroneous under the substantive law of the state of California. Judgment confirming an award in such a proceeding may be entered only if a court determines the award is supported by substantial evidence and not based on legal error under the substantive law of the state of California.

     (f) Real Property Collateral; Judicial Reference. Notwithstanding anything herein to the contrary, no Dispute shall be submitted to arbitration if the Dispute concerns indebtedness secured directly or indirectly, in whole or in part, by any real property unless (i) the holder of the mortgage, lien or security interest specifically elects in writing to proceed with the arbitration, or (ii) all parties to the arbitration waive any rights or benefits that might accrue to them by virtue of the single action rule statute of California, thereby agreeing that all indebtedness and obligations of the parties, and all mortgages, liens and security interests securing such indebtedness and obligations, shall remain fully valid and enforceable. If any such Dispute is not submitted to arbitration, the Dispute shall be referred to a referee in accordance with California Code of Civil Procedure Section 638 et seq., and this general reference agreement is intended to be specifically enforceable in accordance with said Section 638. A referee with the qualification required herein for arbitrators shall be selected pursuant to the AAA's selection procedures. Judgment upon the decision rendered by a referee shall be entered in the court in which such proceeding was commenced in accordance with California Code of Civil Procedure Sections 644 and 645.

     (g) Miscellaneous. To the maximum extent practicable, the AAA, the arbitrators and the parties shall take all action required to conclude any arbitration proceeding within 180 days of the filing of the Dispute with the AAA. No arbitrator or other party to an arbitration proceeding may disclose the existence, content or results thereof, except for disclosures of information by a party required in the ordinary course of its business, by applicable law or regulation, or to the extent necessary to exercise any judicial review rights set forth herein. If more than one agreement for arbitration by or between the parties potentially applies to a Dispute, the arbitration provision most directly related to the Loan Documents or the subject matter of the Dispute shall control. This arbitration provision shall survive termination, amendment or expiration of any Loan Documents or any relationship between the parties.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.

CALIFORNIA MICRO DEVICES                              WELLS FARGO BANK,
CORPORATION                                           NATIONAL ASSOCIATION


By:      /s/ John E. Trewin                           By:  /s/ Mark Schoenrock
Title:   Vice President and CFO                       Vice President