Form 10-Q
period 1997-12-31
CALIFORNIA MICRO DEVICES CORP
filed 1998-02-10
CIK 800460

United States
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[ x ]  Quarterly Report Pursuant To Section 13 or 15(d) of  the Securities
Exchange Act Of 1934   For the Period Ended December 31, 1997

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

As of December 31, 1997, there were outstanding 9,934,506 shares of Issuer's Common Stock.

                       CALIFORNIA MICRO DEVICES CORPORATION


                                      INDEX


                        PART I.     FINANCIAL INFORMATION


                                                                    Page Number
                                                                    -----------
Item 1.   Financial Statements

          Statements of Operations
            Three and Nine Months Ended December 31, 1997 and 1996      3

          Balance Sheets
            December 31, 1997 and March 31, 1997                        4

          Statements of Cash Flows
            Nine Months Ended December 31, 1997 and 1996                5

          Notes to Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8


                            PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                            10

Item 6.   Exhibits and Reports on Form 8-K                             11

Signature                                                              12

                         PART I.     FINANCIAL INFORMATION

ITEM 1.   Financial Statements.
          ---------------------
                        CALIFORNIA MICRO DEVICES CORPORATION
                               STATEMENTS OF OPERATIONS
                    (Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)

                                       Three Months Ended     Nine Months Ended
                                          December 31,           December 31,
                                        -----------------     -----------------
                                          1997       1996      1997       1996
                                          ----       ----      ----       ----
Revenues:
  Net product sales                    $  7,702  $  7,231   $ 23,764  $ 24,264
  Technology related revenues               150       350        531     1,030
                                        -------   -------    -------   -------
    Total revenues                        7,852     7,581     24,295    25,294

Cost and expenses:
  Cost of sales                           5,972     4,955     17,084    16,100
  Research and development                  719       986      2,298     3,187
  Selling, marketing and administrative   1,904     1,796      5,902     5,957
                                        -------   -------    -------   -------
    Total costs and expenses              8,595     7,737     25,284    25,244
                                        -------   -------    -------   -------

Operating (loss) income                    (743)     (156)      (989)       50
Other expense (income), net                 142      (235)       396      (501)
                                        -------   -------    -------   -------
Net (loss) income                       $  (885)  $    79   $ (1,385)  $   551
                                        =======   =======    =======   =======
Net basic and dilutive (loss) income
  per share                             $ (0.09)  $  0.01   $  (0.14)  $  0.05
                                        =======   =======    =======   =======
Weighted average common shares
  outstanding                             9,881    10,333      9,824    10,400
                                        =======   =======    =======   =======

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                               BALANCE SHEETS
                    (Amounts in Thousands, Except Per Share Data)

                                                   December 31,     March 31,
                                                      1997           1997
                                                   ------------     ----------
                                                    (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                    $      -        $      343
  Short-term investments                                5,357            6,467
  Accounts receivable, less allowance for
    doubtful accounts of $424 and $437                  4,301            3,938
  Inventories                                           9,454            8,843
  Prepaid expenses and other current assets             1,235              874
                                                    ---------         --------
     Total current assets                              20,347           20,465

  Property, plant & equipment, net                     13,432           14,481
  Restricted cash                                       3,237            2,903
  Other long term assets                                  409              421
                                                    ---------         --------
    Total assets                                    $  37,425        $  38,270
                                                    =========        =========
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                  $   2,668        $   2,618
  Accrued salaries and benefits                           969              795
  Other accrued liabilities                               998            1,457
  Deferred margin on shipments to distributors            639              576
  Current maturities of long-term debt and capital
    lease obligations                                     598              745
                                                    ---------         --------

      Total current liabilities                         5,872            6,191

  Long-term debt, less current maturities               7,315            7,315
  Capital lease obligations, less current maturities    1,065            1,184
                                                    ---------         --------
      Total liabilities                                14,252           14,690

Shareholders' equity:
  Common stock - no par value; authorized
    25,000,000; issued and outstanding 9,934,506       52,950           51,939
  Retained earnings                                   (29,777)         (28,359)
                                                    ---------         --------
    Total shareholders' equity                         23,173           23,580
                                                    ---------         --------
  Total liabilities and shareholders' equity        $  37,425        $  38,270
                                                    =========        =========

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                               STATEMENTS OF CASH FLOWS
                    (Amounts in Thousands, Except Per Share Data)
                                     (Unaudited)

                                                         Nine Months Ended
                                                            December 31,
                                                       ------------------------
                                                          1997          1996
                                                       ------------   ---------
Cash flows from operating activities:
  Net (loss) income                                    $   (1,385)    $    551
  Adjustments to reconcile net income
     to net cash provided by operating activities:
  Depreciation and amortization                             2,133        1,624
  Litigation funding                                            -       (5,000)
  Net increase in inventories                               (611)       (1,454)
  Net (increase)/decrease in accounts receivable            (363)        1,050
  Net increase in prepaid expenses
     and other current assets                               (361)         (105)
  Net decrease in trade accounts payable
     and other current liabilities                          (235)       (1,595)
  Net decrease in other long term assets                      12           109
  Increase/(decrease) in deferred margin on
     distributor sales                                        63          (375)
                                                       ---------     ---------
Net cash used in operating activities                       (747)       (5,195)
                                                       ---------     ---------
Cash used in investing activities:
  Securities purchases                                    (3,927)       (3,131)
  Securities sales                                         5,003        15,115
  Capital expenditures                                    (1,083)       (6,760)
  Net change in restricted cash                             (334)         (318)
                                                       ---------     ---------
Net cash used in investing activities                       (341)        4,906
                                                       ---------     ---------
Cash flows from financing activities:
  Repayments of capital lease obligations                   (266)         (909)
  Repayments of long term debt                                 -          (212)
  Proceeds from issuance of common stock                   1,011         1,434
                                                       ---------     ---------
Net cash provided by financing activities                    745           313
                                                       ---------     ---------
Net (decrease)/increase in cash and cash equivalents        (343)           24
Cash and cash equivalents at beginning of period             343         1,512
                                                       ---------     ---------
Cash and cash equivalents at end of period             $       -     $   1,536
                                                       =========     =========
Supplemental disclosures of cash flow information:
  Interest paid                                        $     512     $     523

Supplemental disclosures of non-cash investing and financing activities:

  Unrealized (loss)/gain on securities                 $     (34)    $      22
  Capital expenditures financed through capital
     lease obligations                                 $     163     $       -
  Restricted cash                                      $       -     $   2,000

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION

                           Notes to Financial Statements

1.   Basis of Presentation
     ---------------------
     In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of December 31, 1997, results of operations for the three and nine month periods ended December 31, 1997 and 1996, and cash flows for the nine month periods ended December 31, 1997 and 1996. Results for the periods are not necessarily indicative of fiscal year results.

     The condensed financial statements should be read in conjunction with the California Micro Devices Corporation financial statements included with the Company's annual report on Form 10-K for the year ended March 31, 1997.

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

3.   Inventories
     -----------
     The components of inventory consist of the following (amounts in thousands):

                                 December 31,        March 31,
                                    1997               1997
                                 ------------        ---------
        Raw materials              $    866          $  1,316
        Work-in-process               5,462             3,821
        Finished goods                3,126             3,706
                                   --------          --------
                                   $  9,454          $  8,843
                                   ========          ========

4.   Litigation
     ----------
     Reference should be made to the Company's filings with the SEC, including its reports on Form 10-K for its fiscal year ended March 31, 1997, and its reports on Form 10-Q for the quarters ending June 30, 1997 and September 30, 1997.

     The Company is a party to or target of lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

The Company believes that, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.

5.   Net Income (loss) Per Share
     ---------------------------
     Net income per share for each period is computed using the weighted average number of common shares and dilutive common shares outstanding during the periods. Net loss per share for each period is computed using the weighted average number of common shares outstanding during the period.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards N0. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated, in conformance with Statement 128 requirements.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

Results of Operations

     Product sales for the quarter ended December 31, 1997, increased by $471,000, or 7%, compared to the quarter ended December 31, 1996, due primarily to increased sales into the computer and telecommunications segments. Thin film products represented approximately 70% of product sales for the quarter ended December 31, 1997, compared to 54% of product sales for the year ago quarter.

     Product sales for the nine months ended December 31, 1997, decreased by $500,000, or 2%, due to decreased sales into the workstation and telecommunications segments. For the nine months ended December 31, 1997, thin film products represented 70% of sales, compared to 57% in the previous nine months period.

     Shipments to a contract manufacturer, Solectron, were approximately 11% of product sales for the quarter ended December 31, 1997. Sales to Solectron have increased primarily due to sales of the Company's PAC 1284 parallel port filtration devices, which have been designed into boards Solectron manufactures for Intel. The Company's sales of PAC 1284 devices to all customers were 13% of sales for the quarter ended December 31, 1997. In addition to the PAC 1284 device, the Company sold twenty (20) other different CMD parts to Solectron for products Solectron manufactures for companies other than Intel, such as Sun Microsystems, Silicon Graphics, and Cisco Systems.

     Technology related revenues, relating to research and development projects partially funded by Hitachi Metals, Ltd. (HML), decreased by $200,000 in the quarter ended December 31, 1997, compared to the year ago quarter, and decreased by $499,000 in the nine months ended December 31, 1997, compared to the year earlier period, due to lower overall R&D spending and reduced participation by HML in shared R&D projects.

     Gross margins as a percentage of net product sales were 22% for the quarter ended December 31, 1997, compared to 31% for the year earlier quarter, and were 28% for the nine months ended December 31, 1997, compared to 34% for the nine months ended December 31, 1996. The decrease in gross margin for both the quarter and nine month periods was due to both a change in product sales mix, reflecting increased mix of lower margin high volume standard products and a lower mix of higher margin, low volume custom products, and price reductions due to general pricing pressure in the passive and semiconductor industries.

     Research and development expenditures decreased by $267,000, for the quarter ended December 31, 1997, compared to the prior year quarter, and by $889,000 for the nine months ended December 31, 1997, compared to the year earlier period. The decline in R&D was related to decreased materials cost which offset an increase in R&D payroll and headcount. In the year earlier periods, more of the Company's R&D programs were focused on new base technologies. As a result materials costs were higher during fiscal 1997 than in fiscal 1998. During fiscal 1998, increased product development resources have resulted in an increase in payroll compared to fiscal 1997.

     Selling, marketing and administrative costs were approximately 25% of sales for the three and the nine months ended December 31, 1997 and 1996. S,M&A increased $108,000 for the quarter ended December 31, 1997, compared to the year earlier period and decreased $55,000 for the nine months ended December 31, 1997, compared to the year earlier period. Within S,M&A, administrative costs are lower than a year ago, while selling and marketing costs are higher. The Company is keeping tight control of general expenses, but is continuing to make selective investments in people and materials to expand its marketing and sales activities.

     As a result of the factors discussed above, operating income (loss) for the three and nine months ended December 31, 1997 and 1996, was ($743,000) and ($989,000), respectively, compared with ($156,000) and $50,000, respectively, in the year earlier periods.

     Other (income)/expense decreased for the three and nine months ended December 31, 1996, due to reduced interest income related to reduced short-term investments and because the year earlier periods included a one-time gain of $185,000 from the receipt of the Company's remaining interest in Cell Access.

     No income taxes were accrued for the three and nine months ended December 31, 1997 and 1996, due to the availability of tax loss carryforwards.

     The weighted average shares outstanding decreased to 9,881,000 shares for the three months ended December 31, 1997, and decreased to 9,824,000 million shares for the nine months period. This compares to the 10,333,000 shares and 10,400,000 shares in the year earlier periods. The reduction of shares during the current periods was due to the impact the reduced number of shares required for the settlement of shareholder class action lawsuits after December 16, 1996. This impact was partially offset by the addition of 193,382 shares of common stock issued through the exercise of stock options and the employee stock purchase plan during the nine months ended December 31, 1997.

     Earnings (loss) per share were $(0.09) and $(0.14) for the three months and nine months ended December 31, 1997, compared to $0.01 and $0.05 for the year earlier periods, respectively.


Liquidity and Capital Resources

     In the nine months period ended December 31, 1997, the Company's cash and short term securities and investments decreased by $1.5 million from $6.8 million to $5.4 million. The net loss of $1.4 million for the period includes non-cash charges for depreciation and amortization totaling $2.1 million. Capital expenditures for the period totaled $1.1 million.

     Inventories increased by $0.6 million, or 7%, from March 31, 1997, due to increased work-in-process inventories, partially offset by decreases in raw materials and finished goods. The increase in work-in-process reflects increase in die bank inventory to improve customer response times.

     Accounts receivable increased by $.4 million primarily due to increased sales. Gross days sales outstanding, computed on quarterly sales, were 55 days at December 31, 1997, compared to 54 days at March 31, 1997.

     Prepaid expenses and other assets increased by $0.4 million primarily due to an increase in unsold stock from the employee stock purchase plan and in amounts due from HML related to joint R&D projects.

     Trade accounts payable and other accrued liabilities decreased $0.2 million primarily due to payment of previously accrued legal fees and reduction of advances from HML related to joint R&D projects.

     The Company has a Line of Credit with a bank expiring July 31, 1998, which allows borrowing up to $3,000,000, at prime, with no collateral required. The terms of the Line of Credit require the Company to pay a commitment fee equal to one-quarter percent (1/4%) per annum on the average daily unused amount of the Line of Credit. In addition, the Company is required to meet certain financial covenants during the term of the agreement. Due to the loss for the nine months ended December 31, 1997, the Company is not in compliance with one of these covenants. However, the Company foresees no need to borrow against this line, and since its inception in 1995, there have been no borrowings against this Line of Credit.


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

                            PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.
          ------------------

     Reference should be made to the Company's filings with the SEC, including its reports on Form 10-K for its fiscal year ended March 31, 1997, and its reports on Form 10-Q for the quarters ending June 30, 1997 and September 30, 1997.

     The Company is a party to or target of lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

     The Company believes that, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.

ITEM 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

         (a)  Exhibits
              --------

              (i)   Exhibit 11        Computation of Per Share Earnings

             (ii)   Exhibit 27        Financial Data Schedule*


         (b)  Reports on Form 8-K
              -------------------

             Not Applicable



*Exhibit on EDGAR filing only.

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



                        CALIFORNIA MICRO DEVICES CORPORATION
                        ------------------------------------
                                   (Registrant)



Date:  February 10, 1998             /s/ John E. Trewin
                                     ----------------------------------------
                                     John E. Trewin
                                     Vice President and Chief Financial Officer

                                   EXHIBIT 11

                        CALIFORNIA MICRO DEVICES CORPORATION
                          Computation of Per Share Earnings
                      (Amounts in Thousands, Except  Share Data)
                                   (Unaudited)

                                Three Months Ended        Nine Months Ended
                                    December 31,             December 31,
                                  1997       1996          1997        1996
                                  ----       ----          ----        ----
Net (loss) income               $   (885)   $     79      $ (1,385)   $    551
                                ========    ========      ========    ========

BASIC:

Weighted average common
  shares outstanding               9,881      10,333         9,824      10,400
                                ========    ========      ========    ========

Basic (loss) income per share   $  (0.09)   $   0.01      $  (0.14)    $  0.05
                                ========    ========      ========    ========



DILUTED:

Weighted average common
  shares outstanding               9,881      10,333         9,824      10,400

Effect of dilutive securities
  attributable to options              -         111             -         390
                                --------    --------      --------    --------
Dilutive potential common
  shares outstanding               9,881      10,444         9,824      10,790
                                ========    ========      ========    ========

Dilutive (loss) income
  per share                    $   (0.09)   $   0.01      $  (0.14)   $   0.05
                                ========    ========      ========    ========
