Form 10-K
period 1998-03-31
CALIFORNIA MICRO DEVICES CORP
filed 1998-06-17
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1998
                                       OR

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

       Registrant's telephone number, including area code: (408) 263-3214
                                                           --------------


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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1998, was approximately $32,503,000.00 based upon the last sale price of the common stock reported for such date on the NASDAQ National Market System. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 1998, the number of shares of the Registrant's common stock outstanding were 9,978,351.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held August 7, 1998.

                                     PART I

      This  report  contains  forward-looking  statements  within the meaning of
      Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements regarding revenues, orders, and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the Company's ability to attract and retain high quality people, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products, year 2000 issues, and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth below and elsewhere in this Form 10-K.

ITEM 1. BUSINESS.

General

The business strategy of California Micro Devices Corporation ("California Micro Devices" or "the Company") is to develop and capitalize on the potential high growth market for Thin Film Passive Devices and related semiconductor solutions. The Company serves Original Equipment Manufacturers (OEM) and End User electronic systems manufacturers who need higher density, higher performance, lower cost, unique functionality, and faster time to market. The Company combines multiple Thin Film Passive Electronic Components (resistors and capacitors) and/or semiconductor devices into single chip solutions for many of the industry's most difficult problems, and allows its customers to build systems which provide superior value to their users. California Micro Devices has forged a leadership position by combining proprietary materials, and semiconductor process and design technologies, while providing specialized applications support to its customers.

The Company's Integrated Passive Devices fall into two basic categories. The Company's new P/Active(R) Integrated Passive products incorporate the latest in high density, high frequency, high reliability technology in Application Specific Passive Networks for high volume industry standard applications or devices which complement industry leaders' semiconductor solutions. The second category is the traditional IPEC(TM) family, which consists primarily of custom and general purpose devices for solving unique customer problems.

Unlike traditional discrete passive components that were developed during the age of the transistor, these devices are targeted to complement many of today's most sophisticated and cost effective integrated circuit based systems. Applications in fields such as high-speed computers and peripherals, telecommunications, networking, and medical instrumentation demonstrate the value that the Company can bring to almost any electronics application.

During fiscal year 1998, the Company also introduced the first devices in a new line of semiconductor products designed to provide electrostatic discharge protection to today's faster, more sensitive electronic systems. These are marketed as part of the Company's P/Active(R) family of products.

California Micro Devices also designs, manufactures, and sells certain semiconductor products (primarily analog and mixed signal products for the telecommunications industry). These sales continue to be a significant portion of the Company's business, accounting for approximately 35% of product sales over the last three fiscal years. The sales of these older products, which have historically constituted the bulk of the Company's semiconductor revenue, continue to decline. Sales of new P/Active(R), plus the onset of revenue from foundry services, have begun to dominate the revenue for the semiconductor operation's portion of the Company's business.

California Micro Devices has a relationship with Hitachi Metals Ltd., a subsidiary of Hitachi Ltd., that involves equity participation, product development, plus manufacturing, marketing and non-exclusive worldwide distribution rights. During fiscal 1998, the Company recognized $569,000 in technology revenue from Hitachi and $732,000 of product revenue. The Company does not expect to have technology revenue from Hitachi in fiscal 1999.

The Company was incorporated in 1980, and has been a public company since 1986. It utilizes 86,000 square feet of facilities in Milpitas, California and Tempe, Arizona.

Passive Components

Passive components - principally resistors and capacitors - are used in virtually all electronic products. They filter, condition, shape, terminate and improve the characteristics of the electrical signals used and transmitted by active components such as microprocessors, Application Specific Integrated Circuits ("ASIC's") and dynamic random access memories ("DRAM's"). Although the role of passive components has changed over the years, their usage has continued to grow with the transition to higher levels of semiconductor integration. For many years the number of passive components in systems such as personal computers was decreasing, being offset in the market by increasing numbers of systems. However, in the last few years there has been a reversal of this trend. The number of passives in a PC reached a minimum with the 486 generation and is now showing dramatic increases in the Pentium(R), Pentium Pro(R), Pentium II(R)1 and equivalent workstation generations. Similar trends are occurring in other areas where new functionality and higher frequencies are being incorporated in state of the art systems, dramatically increasing the demands on passive components.

According to industry sources, the worldwide market for selected passive components includes over $5.0 billion for resistors and resistor networks, and over $9.0 billion for capacitors. Unit consumption continues to grow significantly, driven by the increasing complexity of products such as personal computers, networking equipment and telecommunications devices, and the increasing volume of portable products such as cellular phones, personal communication systems ("PCS"), pocket pagers, personal digital assistants ("PDA's") and notebook computers. In addition, market growth has been augmented by greater electronic content in products such as automobiles and appliances. During calendar year 1996, over-capacity in the passives industry led to significant price reductions that continued unabated through 1997, so that even in the face of increased unit demands, total industry revenue has declined. Although California Micro Devices only addresses a small portion of the overall market for passive components, these are some of the largest and most rapidly growing segments.

The target applications for the Company's Integrated Passive Devices (IPD's) are those traditionally served by multi-layered ceramic capacitors ("MLCs") and thick-film resistors interconnected on PC boards. Passive components so manufactured, which comprise most of the worldwide market for resistors and small value capacitors, are generally discrete components, able to perform only a single function per device. Traditionally the direction among the manufacturers of these devices has been to make them smaller and cheaper. But the size is now being limited by the ability to physically handle them, and we estimate that the total conversion costs of the devices (the total cost to use them), now exceeds the raw cost of the component by factors of 5X to 20X.

In the last few years there have been efforts on the part of discrete passive manufacturers to achieve some of the benefits that the Company achieves with it's integrated passives. The nature and variety of materials involved in MLCs and thick film resistors have limited the ability of thick film manufacturers to achieve significant levels of integration to date. Four resistor packages, where all of the resistors are the same, and 8 resistors packages, where all resistors are the same and are in a limited interconnected configuration, have become reasonably common. Eight capacitor configurations have been relatively unsuccessful, and resistor capacitor combinations are even more limited. However, it is clear that traditional discrete passive manufacturers are embracing the need for integration, and will compete to the limits of their technology.

In contrast, continuing improvements in silicon fabrication technology have enabled integrated circuit manufacturers to integrate increasing numbers of active components, principally transistors, onto single semiconductor chips. This integration has increased the number of functions performed by each chip, improved performance, and significantly reduced the cost per function. The failure of passive components to match the improvements in active components has led to a relative increase in the cost of using passive components as compared to the cost of the active elements, increased the proportion of space occupied by passive components on many printed circuit boards ("PCB's"), and in some cases limited the ability of system designers to take advantage of higher performance integrated circuits. This is the opportunity California Micro Devices looks to exploit. Most of the traditional thick film passive manufacturers have recognized the advantages of thin film devices, announced their intentions to enter the market, and acknowledged the Company's leadership in the field. Standards organizations such as the Electronic Industries Associate (EIA) are now drafting standards for Integrated Passive Devices (IPD's), a sign of the increasing role that these devices are beginning to play in the industry.

-----------------
1 Pentium,  Pentium Pro, and Pentium II are registered trademarks of Intel Corp.

California Micro Devices' Goal/Strategies

The Company's goal, as the leader in Integrated Passive Devices, is to create a high growth company by converting significant portions of the thick film passive market to its thin film, Integrated Passive technology. The Company's strategy for achieving this is to target specific market segments which place a high value on the Company's capabilities, develop solutions to targeted high volume applications (standard or custom), and leverage its thin film and semiconductor expertise - which it believes is a unique combination in the industry - to provide products with significant cost, size, performance and reliability advantages over traditional passive components. The Company also intends to leverage its base of thin film technology to enhance its semiconductor technology and to provide components, which complement its unique passive solutions to customer problems. Key elements of the Company's strategy include:

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

        Commit to Technology Leadership - California Micro Devices uses its extensive thin film processing and materials expertise in combination with its semiconductor capabilities to develop and expand its product technology. For example, during fiscal 1998, the Company announced the introduction of its second generation P/Active(R) RC technology that effectively doubled the capacitance density, which could be achieved without sacrificing other characteristics such as reliability and frequency. This new device structure allowed the Company to expand its product capabilities, integrate more devices in a single package, and serve a broader segment of the passive component markets by lowering the cost of manufacturing. This development strategy is the equivalent of Moore's law for increasing density in the semiconductor industry. The Company is also using its expertise in integrating different components to develop combinations of passive components and certain active components (such as MOS transistors and Schottky diodes with passives), into its P/Active(R) solutions. In addition, the Company has been developing its own new semiconductor products for the mobile telecommunications market and other custom applications.

        Enhance Position as Low Cost Solution Provider - California Micro Devices believes that, through the use of its thin film technology, it can provide one of the lowest total cost solutions for its customer's passive component needs. Having made significant capital and technology investments to enhance its position during fiscal year 1997, the Company embarked on an aggressive pricing policy in fiscal year 1998 aimed at penetrating markets in which cost savings are a dominant driver. While this has short-term negative impacts, the Company believes that this strategy is necessary in order to break out of the more traditional, limited roles, to which Integrated Passives have historically been assigned.

        Leverage the Volume Capabilities of California Micro Devices' Technology and Facilities - the Company has historically had underutilized fabrication facilities, both in Semiconductors and in Thin Film (both currently 25% to 30% utilization). The Company is taking advantage of this capability to be aggressive on volume pricing. It has also begun doing foundry work (contract wafer manufacturing) for other semiconductor manufacturers to leverage the fixed investment. While these activities provide a lower average margin than the Company's traditional products, they provide an opportunity for additional fixed cost absorption and higher incremental margin, while the Company fine tunes its manufacturing operations for even lower costs.

P/Active(R) Products

In the spring of 1996, California Micro Devices introduced its new P/Active(R)1 family of integrated passive components. These devices represent a major step forward in the development of high performance, lower cost passive components. In fiscal year 1998 these products began to generate revenue and now represent the most rapidly growing segment of the business.

Historically, integrated thin film passive components have been built on silicon wafers. But for all intents and purposes, the silicon was incidental to the devices themselves. Silicon wafers are relatively cheap, readily available, of extremely high quality, and are supported by many generations of semiconductor processing equipment. They make an outstanding vehicle on which to deposit thin films for creating higher performance passive components. But the role of the silicon was historically that of an inactive carrier.

In late calendar 1990 and early 1991, California Micro Devices made the first change in this role when it introduced a family of multiple resistor-capacitor configurations in a package. As originally conceived, construction of these devices would have involved the deposition of multiple layers of conducting and insulating thin films on the top of the traditional "passive" silicon

-----------------
1 P/Active(R) is a registered trademark and IPEC and PAC are trademarks of California Micro Devices.

substrate, using metal films to interconnect them. The Company pioneered a method of using very low resistance semiconductor wafers for the substrate to interconnect the common ground node of all the capacitors through the "silicon interconnect" provided by the wafer, instead of using metals. These products were a major success, providing new levels of performance and reliability.

California Micro Devices new P/Active(R) family recognizes the power of this concept and extends it further. In the P/Active(R) family, the silicon substrate fills a variety of roles. In some products, it is used to provide this original silicon interconnect function although in additional configurations. In some, the silicon is used to enhance and control the electrical characteristics. In others, ESD protection mechanisms for high performance capacitors are created in the substrate and integrated with the passives. And in still others, the integration of Schottky diodes both as simple networks and in combination with other passive devices is provided.

In summary, California Micro Devices has changed the traditional role of the silicon wafer in thin film passives from being a non-contributing, passive carrier upon which thin films were deposited, to that of an active part of the functioning device. In doing so, it extracts the full measure of capability from the silicon substrate to provide customer solutions that have performance exceeding the limitations of traditional devices. The Company's semiconductor capabilities are central to this solution. The Company is not aware of any other company that has achieved this level of capability to date.

California Micro Devices Advantages

The Company integrates multiple passive elements into a single integrated circuit. The Company believes that its thin film products have the following desirable advantages over traditional thick film technology components:

        Smaller Size for Miniaturization and Portability - Customer demand for smaller, more portable products and more functionality within a given space has created a need to reduce component size. Discrete passive components typically require significant space on the PCB, limiting either the ability to shrink product size or to incorporate additional features. This is particularly important in devices such as portable computers, cellular phones and pagers. The integration of multiple passive devices on a single integrated circuit reduces the size and weight of the passive components. This has been the most important factor in the Company's sales to date. For instance, cellular phones generally require hundreds of discrete semiconductors and passive components, which can consume as much as 2/3 of the PCB space. Even one of the Company's older IPEC(TM) products, which integrates 18 capacitors and 18 resistors, reduces the space used on the PCB by up to 80% compared to the use of the same number of discrete elements. Discrete components have been introduced in smaller sizes in an attempt to provide space savings. But such tiny devices create significant assembly rework and reliability problems for manufacturers, which significantly increases costs. It appears that discrete passive components are reaching the limits of size reduction and there is increasing interest in integrating more components in a given package as the Company is doing. The traditional passives manufacturers seem to be acknowledging this by their attempts in the last couple of years to introduce their own limited levels of integration.

        Lower Total Cost Solutions - Manufacturers of electronic products face intense price competition, especially in the last couple of years. By integrating multiple passive elements onto a single chip, the Company is able to offer a lower total cost solution than that offered by most discrete passive component manufacturers. The cost of purchasing and placing one of the Company's thin film integrated resistor/capacitor networks - which may combine as many as 76 components in a single surface mount package - can be as much as 75% less than the cost of purchasing and installing an equivalent number of thick film discrete elements. The Company's Super PAC(TM) 1284 solution for the parallel ports of PC's and Workstations replaces 25 discrete resistors, 17 capacitors, and the equivalent of 34 ESD protection diodes with one miniature IC package. The customer also realizes further cost savings by reducing the size of the printed circuit board, and by eliminating board interconnection. Not all potential customers acknowledge the savings to be gained by integrating passive components, so selling this advantage remains one of the Company's most significant challenges.

        Performance at Higher Frequencies - The increasing use of faster microprocessors in computers, and higher frequencies in communication products, has created a significant demand for improved passive component performance. Traditional passive components do not perform well at many of today's higher frequencies due to a variety of problems including variation of characteristics with frequency, signal matching delays, and inconsistencies in characteristics between devices and the PCB's on which they are used. These problems often keep higher frequency systems from operating to their full capability. The Company's thin film technology components perform well at high frequencies due to the inherently smaller size of the component and the ability to achieve consistent placement of the components relative to each other. The Company's new PAC(TM) RC family of filters operate properly at up to 10 times the frequency of traditional discrete components. Other devices such as the PAC(TM) RG have been characterized at frequencies up to 10 GHz (well beyond the functional limits of traditional devices) and are being adopted by some customers to achieve the operating frequency they need for the operation of next generation systems.

        Unique Electrostatic Discharge (ESD) Protection Capabilities - All of California Micro Devices P/Active(R) family of products have been designed to tolerate high levels of electrostatic discharge, and these capabilities are constantly being enhanced to keep pace with increasingly stringent industry requirements. Recently the European Community has introduced new electrostatic discharge requirements for systems aimed at improving system reliability in the field. The Company has taken a leadership position in providing protection devices, which meet the most stringent levels of these new standards, while simultaneously increasing the ESD capabilities of its PAC(TM) RC family of products to not only survive the tests themselves, but also to help protect other devices to which they might be connected.

        EMI/RFI Filtering Capabilities - Electronic systems designed to operate at high frequencies can emit high levels of Electromagnetic Interference/ Radio Frequency Interference (EMI/RFI). These emissions are strictly regulated by the Federal Communications Commission ("FCC") and the European Community. Because systems manufacturers can only test for the existence of EMI/RFI emission problems late in the product design cycle, non-compliance with FCC requirements can result in costly delayed product introductions. As products run at higher frequencies and become smaller and more mobile, the difficulty in suppressing these emissions increases. The Company's filters are capable of suppressing EMI/RFI noise by as much as 10X more than combinations of thick film components at high frequencies. The Company believes that this provides a significant advantage for state of the art digital cellular phones, high performance microcomputers and workstations as well as portable electronic equipment. The Company's new P/Active(R) filters are effective to over 3 GHz, as much as 10 times the frequency at which traditional capacitors stop acting like capacitors and start behaving like inductors (stop filtering). This can result in fewer problems in final FCC testing.

         Improved Reliability - the Company's thin film technology is more reliable than traditional thick film technology due to greater tolerance to hostile environmental conditions and the reduction in the number of component interconnections. Depending on the system, over 40% of all system failures can be attributed to poor interconnections. Increased integration, along with the Company's use of reliable processes common to the semiconductor industry, reduce the number of connections and eliminate many of the problems with solder migration, cracking and peeling, sensitivity to environmental conditions, and poor solder joints which often accompany the use of thick film technologies.

Sales and Marketing

The Company has focused its marketing efforts in the areas of personal computers and their peripherals, portable communications devices, high performance workstations, and networking systems. Additionally, the Company focuses its own efforts on major world wide electronic system manufacturers who are considered market leaders in these segments, and where the Company feels it has the greatest opportunities and ability to influence the industry at large. This often involves a longer design-in cycle, but has greater long-term business potential.

The sales process requires that the Company achieve design wins in which its products are specified for specific projects. The Company's products are generally not specified without engineer to engineer contact, as well as strong interaction with procurement, and sometimes other functions within the customer's organization.

The Company works with existing and potential new customers to identify passive and specialized semiconductor component needs which the Company's capabilities address, and seeks to have customers design the Company's products into the customer's electronic systems. The Company facilitates these efforts by providing customized solutions as necessary to meet customer design requirements. These customized designs, and the knowledge acquired during the process, can often be used to create standard products, which the Company can then offer for similar application requirements in other areas.

During fiscal 1998, the Company further strengthened its marketing applications efforts to understand in detail the problems facing the users in its chosen segments. The goal is to be able to specify and ultimately design Application Specific Passive Networks, which satisfy the needs of multiple customers. Progress in this area is particularly evident in the improved strength of the Company's applications engineering group and the increased numbers of application notes and seminars the group has completed. The Company has become a value-added partner with some of its customers, as well as leading vendors of semiconductor devices, to provide the knowledge and the passive networks to complement the active devices in a system.

California Micro Devices sells its products to OEMs, distributors, and contract manufacturers. The Company's sales channels consist primarily of independent regional sales representatives supported by the Company's sales force, which is located in Milpitas, California and in three regional sales offices. The Company believes that independent sales representatives generally provide an effective sales force at a lower cost than a dedicated internal sales force. Independent sales representatives are generally able to leverage their sales efforts by offering multiple, although normally not competing, products from different vendors to their customers. This makes them ideal channels for opening the doors at customer sites. Toward the end of fiscal year 1998 the Company also took actions to increase the amount of direct presence it has in the field, with the intention of providing a greater degree of the Company support and direction to the representatives. The Company's major accounts are also supported by headquarters directed efforts of the sales, marketing and applications engineering staff.

The Company sells through distributors, both in the U.S.A. and in the Far East and Europe, to provide sources of its products at locations close to the customers. As the Company's standard product line expands, the Company expects that more of its sales may be through national, international, and regional distributors. Distributors are particularly effective in serving smaller customers and those with particular service requirements. In the last year there has also been a slight shift towards the use of distributors to support the short lead times required by many contract manufacturers.

There is a distinct shift towards the use of contract manufacturing within the Company's customers base, and the indications are that this trend will continue. By the end of fiscal 1998, a contract manufacturer had become the Company's single largest direct purchaser of product.

The Company's foreign product sales accounted for 35%, 36%, and 31% of product sales for fiscal years ended March 31, 1998, 1997, and 1996, respectively. The Company uses independent foreign sales representatives and distributors to provide international sales support. The Company expects that international sales will continue to represent a significant portion of its sales for the foreseeable future. The Company's sales are denominated in US dollars to avoid currency risk.

In fiscal 1998, Bell Milgray Inc., a distributor, accounted for just over 10% of net product sales. A significant portion of the Company's sales is made to a relatively small number of customers including several distributors. It remains a goal of the Company to get more balanced penetration and become less susceptible to swings in any specific application area or with any given customer. During fiscal 1997, Motorola accounted for 11% of the net product sales. During fiscal 1996, no customer accounted for more than 10% of net product sales.

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

In addition, the Company derives technology revenue and revenue from product sales through agreements with Hitachi Metals Ltd. The Company expects little or no revenue from HML for joint research and development in the future.

Products

Thin Film Products

The Company's thin film product offerings fall into two categories:

o The Company's new P/Active(R) family of components, which optimize high frequency performance, density, reliability, and other capabilities. These devices are Application Specific Passive Networks targeted to solve industry standard applications or to complement the semiconductor offerings of the industry's leading chip suppliers.

o IPECs(TM), the Company's traditional custom products which are cost effective for customers with unique high volume requirements or who can take advantage of the Company's capabilities to provide tight tolerances, low temperature coefficients, tight matching between components, or other special characteristics.


All these devices provide the benefits of combining multiple thin film resistors, capacitors, diodes, etc. into single high-density packages. Resistors impede the flow of electrical current and dissipate electrical energy as heat. They are used to divide, pull-up/pull-down voltage, terminate and control current and filter out noise. Capacitors store electrical charges and pass alternating current while blocking direct current. Integrated resistors-capacitors are used for a variety of purposes including filtering electromagnetic radio frequency interference, creating high-pass or low-pass filters, and terminating transmission lines.

The Company offers a variety of precision and non-precision thin film resistors and capacitors as well as combinations of those elements with and without semiconductor devices. The Company has particular strength in the area of resistor-capacitor filters, one of the most rapidly growing and difficult segments of the integrated passive component business. The Company's current product line addresses a substantial portion of the resistor and resistor network market, and a small percentage of the total capacitor market.

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

Historically, most of the Company's thin film business was custom in nature, and typically its products were only sold to one customer. In late fiscal year 1997, the Company began the effort to define standard products which would not only provide a greater degree of stability to the overall revenue base, but could also be used as technology drivers for improving the cost and manufacturability of its products.

During fiscal year 1998, the Company announced a partnership with Flip Chip Technologies and Avex Corporation targeted at providing Flip Chip Integrated Passives for use in standard electronic systems. The success of this program and its acceptance by the industry would have an enormous impact on both the space savings and cost savings ability of integrated passives.

Semiconductor Products

The Company's semiconductor facilities are nominally limited to the production of CMOS or BiCMOS circuits using greater than 1.5 micron minimum feature size. This requires the Company to focus on specialized circuits, rather than competing at the leading edge of the semiconductor technology.

The Company's semiconductor business includes analog and mixed signal integrated circuits that combine digital and analog functions on a single chip. Product groups include data communications and interface families, and telecommunication dual tone multi-frequency receiver and transceiver (DTMF) products. These products are used in customer applications such as personal computers, answering machines, portable telephones and switching systems.

With the significant strengthening of its design resources during fiscal year 1998, the Company has begun the development of a number of new integrated circuit families. The first of these, the new ElectroStatic Discharge protection circuits, have recently been introduced to the market and received a very positive response. Other devices in this family and other categories will be announced in fiscal year 1999 as a result of the Company's new developments.

The Company participates in the foundry business, in which wafers are fabricated to customer specifications, using customer designed tooling. Most of these products are built using unique processes which are not directly competitive with the mainstream foundries in Southeast Asia and elsewhere. The Company's intent is to do foundry work to leverage the underutilization of its capacity in Tempe, Arizona while it builds its own products and establishes relationships with key partners. The Company sees the foundry business as being a long-term component of its revenue.

Manufacturing

The Company's manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, as well as other factors that can affect yields. The Company currently operates wafer fabrication facilities in Milpitas, California and Tempe, Arizona. The Milpitas facility includes a 10,000 square foot clean room and primarily uses 4 and 5 inch round and 4 1/2 inch square wafers to manufacture thin film passive components. The Tempe facility includes a 16,000 square foot clean room and is equipped for five-inch wafer fabrication of both thin film and semiconductor products. The Company estimates that its wafer capacity utilization for the year ended March 31, 1998, was approximately 25% in Tempe and 30% in Milpitas. Obtaining full wafer fabrication capacity from both of these locations would require moderate additional capital expenditures.

During fiscal 1997, both the Milpitas facility and the Tempe facility received ISO 9000 certification, and the second phase of this work was completed in fiscal 1998. This certification is an internationally recognized acknowledgment that the Company has established and adheres to detailed operational controls.

The Company manufactures its products using industry standard semiconductor wafer fabrication equipment that the Company modifies as necessary to produce thin film products. The Company has historically purchased used processing equipment at significantly lower cost than new equipment, but has also purchased new equipment for some operations where it could be shown to be more cost effective.

During fiscal 1996, and continuing in fiscal 1997, the Company made substantial investments in capital equipment to both upgrade its capabilities and to increase capacity in areas such as test and finish of thin film products. This investment level declined substantially in fiscal 1998. Much of the Company's equipment is still very old, resulting in higher maintenance costs, more downtime, and in some cases the risk of the unavailability of spare parts or the expertise to maintain the equipment. Selective investments in capital equipment enhance productivity, improve costs, and increase the Company's revenue potential.

The Company uses subcontractors in Asia, primarily in Thailand and secondarily in Malaysia, for assembly and packaging most of its product. Although the Company has not typically experienced any significant disruption of deliveries due to the use of foreign subcontractors, this common industry practice is subject to political, economic and other risks. Also, due to its volume of product, it is impractical for the Company to spread its use of subcontractors over more than a few suppliers without significant increase in its costs. Should the operations of its subcontractors be disrupted in both Thailand and Malaysia, the Company would have to reevaluate its sources of supply for these services. The volatility of the semiconductor industry has occasionally resulted in shortages of subcontractor capacity and other disruptions of supply. This capacity was in short supply during much of fiscal 1996, but is presently in ample supply as a result of additional investments by vendors coupled with a slowdown in the semiconductor industry growth rate.

Additionally, during fiscal 1997, the Company began testing and finishing a large portion of its product at its foreign subcontractors, and the proportion of the Company's product tested there has continued to increase. The Company also "drop-ships" product from these foreign vendors to customers. This has the effect of both saving freight charges and reducing the delivery cycle time. However, it increases the Company's exposure to disruptions in operations not under its direct control and has required the Company to enhance its MIS systems to coordinate this remote activity. The Company monitors the financial health of its Southeast Asian vendors in an attempt to anticipate any financial problems there.

Management Information Systems

In the last half of fiscal 1996, the Company installed new management information systems for work in process tracking, order processing, and financial management. During fiscal year 1997, these systems were solidified and new capabilities installed. The Company is now able to analyze costs and variances at the detailed operational level and is using these tools for cost analysis and reduction. Also, the new systems provide greatly improved insight into customer order patterns and requirements.

During fiscal 1998, the Company established a web site on the Internet and this has become an extremely effective method of communicating with all of the
Company's constituents. Both Internet and the internal networks have significantly improved the Company's operations. In fiscal 1998, the Internet was combined with the Company's MIS systems to provide efficient low cost methods of implementing production control techniques around the world.

Many computer systems employ a two-digit date field and could experience problems beyond the year 1999. The Company has evaluated its management information systems (MIS) and has a plan to convert all its MIS applications to year 2000 compliant versions by the end of calendar 1998. The Company is in the process of evaluating computers and software utilized in its manufacturing operations. Nothing has come to the attention of the Company that would indicate a material impact of year 2000 issues on the Company's results of operation or financial condition.

The Company is also evaluating the possible impact of year 2000 issues on its key suppliers and subcontractors. Noncompliance with year 2000 issues on the part of key suppliers and subcontractors could result in disruption of the Company's operations. However, the potential impact and related costs are not known at this time.

Competition

Competition in the passives industry is based on a number of factors, including price, product performance, established customer relationships, manufacturing capabilities, product development and customer support. The primary competition for the Company has come from established competitors and from pre-existing technologies. Many of the Company's competitors have announced that they will be providing thin film products as well as their traditional thick film devices. The Company has seen only sporadic thin film competition, but continues to believe that this competition will become more prominent. From information the Company has, these competitors are trying to emulate the Company's traditional product line, but no one has yet been successful in imitating the Company's new P/Active(R) products because of the significant component of semiconductor technology involved.

The Company's primary competitors for its resistors, resistor networks and capacitors are substantially larger foreign and domestic companies as listed below. Although most of them employ older technology manufacturing methods such as thick film, multi-layer ceramic and wire wound technology, they have substantially greater resources than the Company and their technologies are usually the accepted standard for existing applications. They also have significantly greater sales and distribution capabilities and typically operate at lower gross margins than the Company targets. Competitors include:
AVX/Kyocera; IRC; Beckman Industrial Corp.; KOA Electronics, Inc.; Matsushita Electronics Components Co., Ltd.; Murata-Erie of North America, Inc.; ROHM Co., Ltd.; TDK Corp. of America; and Vishay Intertechnology, Inc.

The Company believes its competitive strengths include unique high density capabilities, product performance characteristics, its understanding of customer product requirements, high quality, high technology processing and manufacturing facilities, cost efficient operations, dual manufacturing locations, and experienced management and technical staff.

The Company believes its competitive weaknesses include its relative size compared to its competitors, its limited sales, marketing and distribution capabilities, a less mature manufacturing infrastructure, and less presence with major corporations around the world. All of these factors result in inefficiencies in the day-to-day operations of the Company as well as limitations on the speed at which the Company can penetrate new customers and markets.

Research and Development

The Company's research and development (R&D) programs consist primarily of developing new products, processes and materials in response to identified market needs. Additionally, the Company redesigns products to reduce costs and expand the capabilities and performance of its existing products. During fiscal 1997, the Company focused most of its efforts on introducing the new P/Active(R) family of products and in developing next generation base technologies. This resulted in a new family of devices with substantially higher frequency performance. In fiscal year 1998, the level of investment in process development declined significantly while the direct investment in new products increased significantly. While there will continue to be additional base technology developments and refinements, particularly in the areas of enhanced capacitor technologies and improved ESD diode technologies, the concentration of effort going forward will be on new products.

In mid fiscal 1998, the Company was able to hire additional mid-level engineers it needed to expand its staff. Although there continues to be significant risk that the Company may not be able to recruit the top engineering talent it requires in the time frame needed, the fiscal 1998 additions represented a major improvement in the Company's development capability.

For the fiscal years ended March 31, 1998, 1997, and 1996, the Company spent $3.0 million, $4.2 million, and $3.4 million, respectively, on its research and development activities. See Item 7 for discussion of fluctuations in R & D expenditures.

The Company has a Joint  Development  Agreement  (JDA) with Hitachi  Metals Ltd.
(HML). Under the terms of the agreement, HML has contributed a percentage of the actual expenditures for mutually agreed upon joint product development. The Company includes HML's contribution toward product development in the Statements of Operations line labeled "Technology related revenues". HML's participation in and contribution towards joint development programs has been declining and the Company does not expect their contribution to continue into fiscal 1999 and beyond.

Employees/Personnel

As of March 31, 1998, the Company had 256 full-time and part-time employees, including employees in sales and marketing, engineering, and research and development activities, manufacturing, finance, and administration. Of these employees, 150 were headquartered in Milpitas, California and 106 in Tempe, Arizona. The Company's success is highly dependent on its ability to hire and retain high quality people. Although the Company has been able to recruit many talented senior managers in the last couple of years, its future progress is tightly linked to the ability to maintain and extend this base of talent. There can be no assurance that the required people will be available when needed, particularly in the difficult recruiting environment which has been characteristic of semiconductor and related industries in recent years.

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

The Company has been granted six patents related to its thin film technologies. Two patents relate to the Company's proprietary resistor, capacitor and diode technology; two patents related to the Company's P/Active(R) production; and two patents relate to proprietary inductor process technology. These patents have been designated for filing in Japan and Europe pursuant to the International Patent Cooperation Treaty. The Company has also been awarded a United States patent for a BiCMOS Track and Hold Amplifier.

The Company has filed patent applications relating to specific embodiments of its proprietary resistor, capacitor, diode, process and product technologies. During fiscal 1998, the Company also filed three important new applications on its P/Active(R) technology. The Company has obtained approval from the United States Copyright Office to register certain of its mask works for its passive component products. It has also established trademarks for its P/Active(R)family of devices.

The Company has granted a non-exclusive, non-assignable license with respect to certain of its thin film passive component (including mixed active and passive components, such as resistors, capacitors, transistors, diodes, and networks of the same) process and product technology to Hitachi Metals (HML).

As is the case with many companies in the electronics industry, the Company has, from time to time, been notified of claims that it may be infringing certain patent rights of others. Where appropriate, these claims have been referred to counsel, and they are in various stages of evaluation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. The Company can give no assurances that licenses will be available, that the terms will be acceptable, or that the disputes can be reconciled without litigation.

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


ITEM 2. PROPERTIES.

The Company currently leases approximately 40,000 square feet of office, development and manufacturing space including a 10,000 square foot clean room in Milpitas, California, pursuant to an agreement that expires on June 30, 2002, that provides for a current monthly rent of $31,689 plus operating expenses. This rent amount will be increased 3% annually. The Company also owns 5 acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room, wafer fabrication, manufacturing, and engineering design center.

The Company also leases approximately 24,000 square feet of space in Tempe, Arizona, which formerly housed test facilities and warehouse space. Monthly rent on the leased Tempe facilities is $13,988 plus operating expenses, pursuant to an agreement that expires in March 2001. These facilities are currently being subleased through the term of the lease. The sublease revenue is expected to cover the costs of the lease. See Note 12 of Notes to Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California. Other defendants named in the class actions include certain of the Company's current and former officers and Coopers & Lybrand L.L.P., the Company's former independent auditor. The class actions purport to be brought on behalf of classes of shareholders of the Company's common stock over varying periods of time ranging from September 7, 1993 to January 9, 1995. The gravamen of the allegations against the Company in the class actions is that it violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 by disseminating false and misleading financial statements and reports for the fiscal year ended June 30, 1993 and June 30, 1994. The complaints seek unspecified compensatory damages and attorneys' fees, as well as other relief.

By court order dated May 20, 1997, these actions have been settled. The Company's contribution towards the settlement consisted of the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over the three years following the Effective Date of the Settlement Agreement. The CVR expires at the end of that three-year period or when the $11.50 price is met, whichever occurs first. The total amount of this settlement, $13,000,000, was expensed in the fiscal year ended March 31, 1995. In addition, the Company has put $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will cease to be restricted, without interest, if and when the CVR is extinguished. Since the Effective Date of the Settlement Agreement, the highest 20-day average trading price of the Company's common stock has been $8.18. Should any payment to the class be required under the terms of the CVR, it will be charged to equity, since the full amount of $11.50 per share was included in the $13,000,000 previously expensed.

A putative shareholders derivative action was filed against certain former and present officers and directors of the Company on May 25, 1995, in Santa Clara County Superior Court. This action has been dismissed with prejudice as to all defendants.

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

The Company believes that, with regard to these matters and those previously reported, it has to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS.

The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CAMD".

Closing prices by quarter for fiscal 1998 and 1997 are as follows:

                                  Common Stock
                                  ------------

     Fiscal 1998               Q1           Q2           Q3         Q4
     -----------               --           --           --         --
     High                      $ 8 7/8      $ 8 11/16    $ 7 3/4    $ 6 3/4
     Low                       $ 7          $ 6 13/16    $ 5 1/4    $ 4 3/4

     Fiscal 1997               Q1           Q2           Q3         Q4
     -----------               --           --           --         --
     High                      $12 1/ 2     $ 9          $ 7 5/8    $ 9
     Low                       $ 7 3/8      $ 4 7/8      $ 5 1/2    $ 5 1/16


Certain debt covenants restrict the payment of dividends. No dividends were paid in fiscal 1998, 1997, or 1996. The Company expects to continue that policy in the foreseeable future. There were approximately 4,400 common shareholders of record as of March 31, 1998.


ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data (in thousands except per common share information) set forth below with respect to operating and balance sheet data are derived from the financial statements of the Company.

                                                                        Twelve Months                Nine Months   Twelve Months
                                                                            Ended                        Ended     Ended June 30,
                                                                           March 31,                   March 31,    (unaudited)
                                                              1998           1997          1996          1995           1994
                                                            --------       --------      --------      --------       --------
     Total revenues                                         $ 33,043       $ 32,936      $ 39,882      $ 23,703       $ 30,073

     Income (loss) before income taxes*                     $ (3,005)      $    704      $  5,119      $(22,617)      $(16,634)

     Net income (loss)                                      $ (3,005)      $    704      $  5,119      $(23,502)      $(15,227)

     Net income (loss)  per common share                    $  (0.30)      $   0.07      $   0.48      $  (2.75)      $  (1.88)

     Total assets                                           $ 35,994       $ 38,270      $ 44,928      $ 40,688       $ 52,097

     Long-term obligations                                  $  8,159       $  8,499      $  7,896      $  9,337       $ 11,762

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

The Company's former independent auditors, Coopers & Lybrand L.L.P., resigned as the Company's auditors in January 1995, and were replaced by Ernst & Young LLP. Coopers & Lybrand L.L.P. reports were withdrawn; as a result, the Company's statements of operations, shareholders' equity, and cash flows for the year ended June 30, 1994 are unaudited. These statements include all adjustments, which the Company believes necessary for a fair presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the following discussion, fiscal 1998, 1997, and 1996 refer to the twelve months ended March 31, 1998, 1997, and 1996, respectively.

RESULTS OF OPERATIONS

Product sales for fiscal 1998 totaled $32.5 million compared to $31.5 million in fiscal 1997 and $38.6 million in fiscal 1996. The 3% increase in sales in fiscal 1998 over fiscal 1997 reflects primarily the increase in unit sales of the Company's new P/Active(R) family of products, offset by a decline in some of the older products. The P/Active(R) family of products accounted for approximately 16% of the Company's sales in fiscal 1998 compared to approximately 3% in fiscal 1997 and none in fiscal 1996. The 18% decrease in sales in fiscal 1997 compared to fiscal 1996 relates primarily to reduced demand from customers as their inventories were being reduced and also due to lower shipments of thin film products into customers' new products. Thin film products (including P/Active(R)) accounted for approximately 66%, 64%, and 65% of the Company's sales in fiscal 1998, 1997, and 1996, respectively.

Technology related revenues, consisting of cost-sharing payments by Hitachi Metals Ltd. (HML) related to joint process and product development projects, were $569,000 in fiscal 1998, $1,430,000 in fiscal 1997, and $1,240,000 in fiscal 1996. The decline in fiscal 1998 is due to HML's declining participation in joint projects. The Company expects little or no revenue from HML for joint research and development in the future.

Cost of sales were 76%, 67%, and 58% of product sales for fiscal 1998, 1997, and 1996, respectively. The cost of sales percentage increase in fiscal 1998 compared to fiscal 1997 reflects a higher mix of lower margin standard products, a lower mix of high margin custom products, and pricing pressure on products shipped to Far East personal computer OEMs. In addition, in fiscal 1997 the Company's inventories increased by $1,903,000, which provided higher factory utilization, whereas in fiscal 1998 inventories were reduced by $751,000. Also engineering charges from manufacturing to research and development decreased by $1,200,000, as the nature of R&D programs shifted from material intensive process development projects to product development projects involving a greater proportion of R&D personnel costs. The cost of sales percentage increase in fiscal 1997 compared to fiscal 1996 reflects an increased mix of packaged products, which included significant outside contractor costs, and reduced mix of sales of product in die form (which generally carry a higher margin), lower factory utilization due to lower customer demand, and unusual levels of scrap.


Research and development expenses were $3.0 million in fiscal 1998 compared to $4.2 million and $3.4 million in fiscal 1997 and 1996, respectively. The decrease in fiscal 1998 compared to fiscal 1997 is due to reduced materials costs, as the Company's research and development emphasis shifted from process development efforts to product development. Thus, in fiscal 1998 there were fewer process development projects involving significant material costs, and more new product development efforts, which involve more personnel costs. In fiscal 1998 personnel related costs increased to 60% of research and development expenditures as compared to 42% in fiscal 1997, while material costs decreased to 40% as compared to 58% in fiscal 1997. The increase in fiscal 1997 compared to fiscal 1996 primarily reflects the increase in development costs for the P/Active(R) products in addition to increased joint process and product development projects in conjunction with HML.

Selling, marketing, and administrative expenses in fiscal 1998 were $7.9 million compared to $7.4 million and $10.6 million for fiscal 1997 and 1996, respectively. Fiscal 1998 expenses reflect increased headcount, advertising, and other costs in marketing and sales partially offset by reduced administrative expenses. Fiscal 1997 expenses, as compared to fiscal 1996, reflect reductions in legal expenses in part due to insurance reimbursements and fee reductions, reduced consulting fees, reduced sales commission, and reduced bonus expense. Fiscal 1996 expenses included $1.1 million of unusual legal costs associated primarily with shareholder litigation. See Note 16 of Notes to Financial Statements.

Interest expense was $941,000,  $739,000, and $1,100,000,  in fiscal 1998, 1997, and 1996, respectively. The increase in interest expense in fiscal 1998 compared to fiscal 1997 primarily reflects higher interest on capital equipment leases. The decline in interest expense in fiscal 1997 as compared to fiscal 1996 relates primarily to the expiration of certain equipment leases.

Interest and other income was $511,000 in fiscal 1998 compared to $1.4 million in fiscal 1997 and $2.8 million in fiscal 1996. The decrease in fiscal 1998 as compared to fiscal 1997 is primarily due to the lower level of cash and investments in fiscal

1998 compared to fiscal 1997. The higher level of interest and other income in fiscal 1996 was primarily due to the sale of the Company's interest in Cell Access for a gain of $1.6 million.

As a result of the above factors, the Company had a net loss of $3.0 million in fiscal 1998 as compared to a net income of $0.7 million and $5.1 million in fiscal 1997 and 1996, respectively.

The Company's effective tax rate was 0% in fiscal 1998, 1997 and 1996. At March 31, 1998, the Company had Federal and State tax loss carryforwards of approximately $25.5 million and $19.5 million, respectively. See Note 13 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents, and short-term securities were $5.6 million at March 31, 1998 compared to $6.8 million at March 31, 1997. Receivables increased to $5.1 million at March 31, 1998 compared to $3.9 million at March 31, 1997. This increase occurred primarily because fourth quarter product sales were $1.5 million higher in fiscal 1998 than in fiscal 1997, and secondarily because a greater proportion of sales shipped in the last month of fiscal 1998 as compared to fiscal 1997. Inventories were $8.1 million at March 31, 1998 as compared to $8.8 million at March 31, 1997 reflecting reduced raw materials and finished goods, partially offset by increased work-in-process. Property, plant and equipment decreased to $12.9 million at March 31, 1998 compared to $14.5 million at March 31, 1997. The Company made significant expenditures in fiscal 1997 and 1996 to upgrade its manufacturing operations and management information systems as well as to buy out previously leased equipment. This level of expenditure was not necessary in fiscal 1998. Current liabilities were $6.2 million at both March 31, 1998 and 1997. Long term debt and capital lease obligations totaled $8.2 million at March 31, 1998 compared to $8.5 million at March 31, 1997 as the Company's long term financing activities were minimal. Common stock increased by $1.1 million in fiscal 1998 primarily due to the operation of the Company's employee stock purchase program.

Significant cash outflows in fiscal 1997 included capital equipment additions of $6.0 million (including capital lease buy-outs of $2.1 million), $5.0 million paid as part of the settlement of shareholder litigation, $2.0 million transferred to restricted cash in connection with the settlement of the shareholder class action lawsuits (see Item 3), and the payment of previously accrued legal fees totaling $1.4 million.

The Company made capital lease payments of $0.6 million, $0.9 million, and $2.1 million in fiscal 1998, 1997, and 1996, respectively, and debt repayments of $0.2 million, $0.4 million, and $0.5 million in fiscal 1998, 1997, and 1996, respectively.

The Company has a $3.0 million line of credit agreement that expires on July 31, 1998. Under the terms of the line of credit, the Company can borrow up to $3.0 million at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings at March 31, 1998, 1997, and 1996 and there were no borrowings during fiscal 1998, 1997, and 1996. The Company is in compliance with its financial covenants.

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

IMPACT OF YEAR 2000

Many computer systems employ a two-digit date field and could experience problems beyond the year 1999. The Company has evaluated its management information systems (MIS) and has a plan to convert all its MIS applications to year 2000 compliant versions by the end of calendar 1998. The Company is in the process of evaluating computers and software utilized in its manufacturing operations. Nothing has come to the attention of the Company that would indicate a material impact of year 2000 issues on the Company's results of operation or financial condition.

The Company is also evaluating the possible impact of year 2000 issues on its key suppliers and subcontractors. Noncompliance with year 2000 issues on the part of key suppliers and subcontractors could result in disruption of the Company's operations. However, the potential impact and related costs are not known at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Financial Statements and Schedules


                                                                     Page Number
                                                                     -----------
Financial Statements:

Report of Ernst & Young LLP, Independent Auditors                        16

Balance Sheets                                                           17
  March 31, 1998 and March 31, 1997

Statements of Operations                                                 18
  Years ended March 31, 1998, March 31, 1997, and March 31, 1996

Statements of Shareholders' Equity                                       19
  Years ended March 31, 1998, March 31, 1997, and March 31, 1996

Statements of Cash Flows                                                 20
  Years ended March 31, 1998, March 31, 1997, and March 31, 1996

Notes to Financial Statements                                            21


Financial Statement Schedule:


Schedule 2     Valuation and Qualifying Accounts                         37

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
California Micro Devices Corporation


         We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/ERNST & YOUNG LLP

San Jose, California
April 29, 1998

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                           BALANCE SHEETS
                                           (Amounts in Thousands, Except Per Share Data)

                                                                                                  March 31,               March 31,
                                                                                                    1998                    1997
                                                                                                   --------                --------
ASSETS:
Current assets:
  Cash and cash equivalents                                                                        $    480                $    343
  Short-term investments                                                                              5,110                   6,467
  Accounts receivable, less allowance for doubtful
    accounts of $380 in 1998 and $437 in 1997                                                         5,086                   3,938
  Inventories                                                                                         8,092                   8,843
  Other assets                                                                                          987                     874
                                                                                                   --------                --------
      Total current assets                                                                           19,755                  20,465

  Property and equipment, net                                                                        12,925                  14,481
  Restricted cash                                                                                     2,909                   2,903
  Other long-term assets                                                                                405                     421
                                                                                                   --------                --------

      Total assets                                                                                 $ 35,994                $ 38,270
                                                                                                   ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                                 $  3,328                $  2,618
  Accrued salaries and benefits                                                                       1,008                     795
  Other accrued liabilities                                                                             802                   1,457
  Deferred margin on shipments to distributors                                                          581                     576
  Current maturities of long-term debt and capital
     lease obligations                                                                                  489                     745
                                                                                                   --------                --------
      Total current liabilities                                                                       6,208                   6,191

  Long-term debt, less current maturities                                                             7,185                   7,315
  Capital lease obligations less current maturities                                                     974                   1,184
                                                                                                   --------                --------
      Total liabilities                                                                              14,367                  14,690

Shareholders' equity:
  Preferred stock - no par value; shares authorized
    10,000,000;  none issued and outstanding                                                           --                      --
  Common stock - no par value;  shares  authorized
    25,000,000;  shares issued and outstanding 9,978,351
    in 1998 and 9,741,124 in 1997                                                                    53,011                  51,939

Accumulated deficit                                                                                 (31,384)                (28,359)
                                                                                                   --------                --------
Total shareholders' equity                                                                           21,627                  23,580
                                                                                                   --------                --------

Total liabilities and shareholders' equity                                                         $ 35,994                $ 38,270
                                                                                                   ========                ========

The accompanying notes are an integral part of these financial statements.

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                            (Amounts in Thousands, Except Per Share Data)

                                                                                            Years ended March 31,
                                                                                 --------------------------------------------------
                                                                                   1998                 1997                 1996
                                                                                 --------             --------             --------
Revenues:
  Net product sales                                                              $ 32,474             $ 31,506             $ 38,642
  Technology related revenues                                                         569                1,430                1,240
                                                                                 --------             --------             --------
    Total revenues                                                                 33,043               32,936               39,882

Cost and expenses:
  Cost of sales                                                                    24,701               21,255               22,430
  Research and development                                                          3,017                4,180                3,417
  Selling, marketing and administrative                                             7,900                7,412               10,573
                                                                                 --------             --------             --------
    Total costs and expenses                                                       35,618               32,847               36,420
                                                                                 --------             --------             --------

Operating (loss) income                                                            (2,575)                  89                3,462

Interest expense                                                                      941                  739                1,100
Interest income and other, net                                                       (511)              (1,354)              (2,757)
                                                                                 --------             --------             --------

Net (loss) income                                                                $ (3,005)            $    704             $  5,119
                                                                                 ========             ========             ========

Basic (loss) earnings  per share                                                 $  (0.30)            $   0.07             $   0.51
                                                                                 ========             ========             ========

Diluted (loss) earnings per share                                                $  (0.30)            $   0.07             $   0.48
                                                                                 ========             ========             ========

Weighted average common shares outstanding                                          9,971               10,234               10,035
Dilutive effect of employee stock options                                            --                    315                  610
Weighted average common shares outstanding,
  assuming dilution                                                                 9,971               10,549               10,645

The accompanying notes are an integral part of these financial statements.

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                 STATEMENTS OF SHAREHOLDERS' EQUITY
                                            (Amounts in Thousands, Except Per Share Data)

                                                                       Common Stock
                                                                       ------------
                                                                Number of                           Accumulated
                                                                 Shares             Amount            Deficit             Total
                                                               -----------        -----------        -----------        -----------
Balance at March 31, 1995                                       10,181,404        $    54,947        $   (34,302)       $    20,645

  Exercise of stock options                                        124,684                495               --                  495
  Unrealized gain on
    available-for-sale investments, net                               --                 --                   91                 91
  Net income                                                          --                 --                5,119              5,119
                                                               -----------        -----------        -----------        -----------
Balance at March 31, 1996                                       10,306,088             55,442            (29,092)            26,350

  Exercise of stock options                                        214,389                885               --                  885
  Revision of settlement with shareholders                        (891,304)            (5,000)              --               (5,000)
  Employee Stock Purchase Plan                                     108,951                592               --                  592
  Stock award                                                        3,000                 20               --                   20
  Unrealized gain on
    available-for-sale investments, net                               --                 --                   29                 29
  Net income                                                          --                 --                  704                704
                                                               -----------        -----------        -----------        -----------
Balance at March 31, 1997                                        9,741,124             51,939            (28,359)            23,580

  Exercise of stock options                                         51,742                214               --                  214
  Employee Stock Purchase Plan                                     185,485                858               --                  858
  Unrealized loss on
    available-for-sale investments, net                               --                 --                  (20)               (20)
  Net loss                                                            --                 --               (3,005)            (3,005)
                                                               ===========        ===========        ===========        ===========
Balance at March 31, 1998                                        9,978,351        $    53,011        $   (31,384)       $    21,627
                                                               ===========        ===========        ===========        ===========

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                      STATEMENTS OF CASH FLOWS
                                                       (Amounts in Thousands)

                                                                                           March 31,       March 31,      March 31,
                                                                                             1998            1997            1996
                                                                                           --------        --------        --------
Cash flows from operating activities:
  Net (loss) income                                                                        $ (3,005)       $    704        $  5,119
  Adjustments  to reconcile  net (loss) income to net cash
 (used in) provided by operating activities:
    Depreciation and amortization                                                             2,852           2,191           1,763
    Issuance of cash - settlement                                                              --            (5,000)           --
Change in operating assets and liabilities:
  Inventories                                                                                   751          (1,903)         (2,193)
  Accounts receivable                                                                        (1,148)            562          (1,297)
  Other assets                                                                                 (113)           (289)          4,860
  Trade accounts payable and other current liabilities                                          268          (3,491)          1,299
  Other long-term assets                                                                         16             113             145
  Deferred margin on distributor sales                                                            5            (463)           (118)
                                                                                           --------        --------        --------
Net cash (used in)provided by operating activities                                             (374)         (7,576)          9,578
                                                                                           --------        --------        --------

Investing activities:
  Securities purchases                                                                       (6,144)         (3,940)        (25,833)
  Securities sales                                                                            7,481          18,140          13,690
  Capital expenditures                                                                       (1,132)         (6,011)         (4,412)
  Net change in restricted cash                                                                  (6)         (1,998)             84
                                                                                           --------        --------        --------
Net cash provided by (used in) investing activities                                             199           6,191         (16,471)
                                                                                           --------        --------        --------

Financing activities:
  Net repayments of capital lease obligations                                                  (585)           (910)         (2,107)
  Repayments of debt                                                                           (175)           (372)           (539)
  Proceeds from issuance of common stock                                                      1,072           1,498             495
                                                                                           --------        --------        --------
Net cash provided by (used in) financing activities                                             312             216          (2,151)
                                                                                           --------        --------        --------

Net increase (decrease) in cash and cash equivalents                                            137          (1,169)         (9,044)
Cash and cash equivalents at beginning of period                                                343           1,512          10,556
                                                                                           --------        --------        --------
Cash and cash equivalents at end of period                                                 $    480        $    343        $  1,512
                                                                                           ========        ========        ========

Supplemental disclosures of cash flow information:
  Interest paid                                                                            $    941        $    896        $  1,068
  Income taxes refunded                                                                    $   --          $    (60)       $ (3,757)
Supplemental disclosures of non-cash investing and financing activities:
  Capital expenditures financed through capital lease obligations                          $    163        $  1,455        $   --
  Unrealized (loss) gain on securities                                                     $    (20)       $     29        $     91

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.      THE COMPANY

The Company designs, develops, manufactures and markets a line of passive electronic components for Original Equipment Manufacturers and distributors who need higher density, higher performance, lower cost and unique functionality. The Company uses its silicon-based thin film materials and process technology to integrate multiple passive elements onto a single integrated circuit.

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


2.      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the accompanying financial statements, fiscal 1998, 1997, and 1996 refer to twelve months ended March 31, respectively.

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

                            Building                                    40 years
                            Machinery and equipment                    3-7 years
                            Leasehold improvements                       4 years
                            Furniture and fixtures                       7 years

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

The Company recognizes revenue on shipments to distributors upon the final sales by the distributor to OEMs or other end users. Distributor agreements allow the distributors certain rights of return and price protection on unsold merchandise. As a result, the Company believes that deferral of distributor sales and related gross margins until the merchandise is resold by the distributors results in a more meaningful measurement of revenue from distributors.

Common Stock

On December 16, 1996, the Company reduced the previously issued 1,500,000 shares of common stock being held in trust, in connection with the anticipated settlements of shareholder class action, to 608,696 shares. The 1,500,000 shares have been included in shares outstanding and in the computation of weighted average common and common share equivalents outstanding beginning with their issuance in May 1995 until December 16, 1996. The 608,696 shares have been included in shares outstanding and in the computation of weighted-average shares and share equivalents outstanding since December 17, 1996. See Note 16 to Notes to Financial Statements.

Net Income (Loss) Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options is excluded. The Company has changed its method of computing earnings per share for fiscal 1998 and has restated fiscal 1997 and fiscal 1996 to conform to the pronouncement.

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities.

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

Adoption of FAS 130 and FAS 131

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these Statements in fiscal 1998. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts presented in prior years have been reclassified to conform with current year presentation.


3.      HITACHI METALS, LTD.

The Company has a Joint Development Agreement with Hitachi Metals Ltd. (HML), a significant shareholder. Under the terms of the agreement, HML contributes a percentage of the actual expenditures for mutually agreed upon joint product development. The Company includes HML's contribution toward product development in the Statements of Operations line labeled "Technology related revenues". The Company expects little or no revenue from HML for joint research and development in the future.

Sales to Hitachi Metals, Ltd., and its subsidiary, Hitachi Kinzoku Shoji, Ltd., were $0.7 million, $2.1 million and $1.2 million in fiscal 1998, 1997 and 1996. Trade accounts receivable from all HML entities at March 31, 1998 and 1997 were $154,000 and $117,000, respectively.

4.      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities at March 31, 1998 and March 31, 1997, respectively (amounts in thousands):

                                                                                                           March 31,       March 31,
                                                                                                             1998            1997
                                                                                                           -------          -------
Cash equivalents
  Money market funds                                                                                       $ 1,960          $ 1,370
  Commercial paper                                                                                             520              973
Less:
  Amount classified as restricted cash in connection with class action settlement*                          (2,000)          (2,000)
                                                                                                           -------          -------
Total cash equivalents                                                                                     $   480          $   343
                                                                                                           =======          =======
Short-term investments:
  U. S. Treasuries & U.S. Government agencies                                                              $ 3,198          $ 5,523
  Corporate bonds                                                                                            1,912
                                                                                                                                944
                                                                                                           -------          -------
Total short-term investments                                                                               $ 5,110          $ 6,467
                                                                                                           =======          =======

*See Note 16 of Notes to Financial Statements.


The following is a summary of available-for-sale securities at March 31, 1998 and March 31, 1997, respectively (amounts in thousands):

                                                                                          Gross             Gross          Estimated
                                                                                        Unrealized        Unrealized          Fair
                                                                          Cost            Gains             Losses           Value
                                                                         ------           ------           --------          ------
March 31, 1998:
  Commercial paper                                                       $  520           $ --             $   --            $  520
  U.S. Treasuries & U.S. government agencies                              3,200             --                   (2)          3,198
  Corporate bonds                                                         1,905                7               --             1,912
                                                                         ------           ------           --------          ------
    Total                                                                $5,625           $    7           $     (2)         $5,630
                                                                         ======           ======           ========          ======

March 31, 1997:
  Commercial paper                                                       $  973           $ --             $   --            $  973
  U.S. Treasuries & U.S. government agencies                              5,503               20               --             5,523
  Corporate bonds                                                           940                4               --               944
                                                                         ------           ------           --------          ------
    Total                                                                $7,416           $   24           $   --            $7,440
                                                                         ======           ======           ========          ======


Of the 1998 securities listed above, $2.6 million of debt securities (at estimated fair market value) mature within one year and $3.0 million mature between one and two years. Realized gains and losses on the sales of securities are reported as other income and were not significant for all years presented. See Note 5 of Notes to Financial Statements.


5.      CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade receivables.

The Company places its temporary cash investments and short-term securities with substantial financial service institutions. See Note 4 of Notes to Financial Statements.

A significant portion of the Company's sales are to customers whose activities are related to computer and computer peripherals, wireless communications, networking, medical, and consumer electronics industries, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the aforementioned industries and economic influences of customers' geographic locations. However, the Company monitors extensions of credit and requires collateral, such as letters of credit, whenever deemed necessary.

6.      CONCENTRATION OF OTHER RISKS

Markets

The Company markets its products into high-technology industries, such as personal computers, telecommunications, and networking, that are characterized by rapid technological change, intense competitive pressure, and volatile demand patterns. Most of the systems into which the Company's products are designed have short life cycles. As a result, the Company requires a significant number of new design wins on an ongoing basis to maintain and grow revenue.

Customers

Generally, the Company's sales are not subject to long-term contracts but rather to short-term releases of customers' purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work are in the control of the customer, not the Company. Because of the short life cycles involved with its customers' products, the order pattern from individual customers can be erratic with significant accumulation and de-accumulation of inventory during phases of the life cycle. For these reasons, the Company's backlog and bookings as of any particular date may not be representative of actual sales for any succeeding period.

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

Manufacturing

Manufacturing risks include errors in fabrication processes, defects in and supply of raw materials, as well as other factors, which can affect yields and costs. The Company intends to eventually convert from five-inch wafer manufacturing processes to six-inch. Currently, five-inch wafers are no longer considered to be economically viable for most applications. While the wafer manufacturers presently have excess capacity and there is available supply, when the supply becomes tight, vendors may direct their capacity to larger wafer sizes. Additionally, there is a risk of disruptions to the manufacturing processes as upgrading of facilities and equipment are attempted.

Subcontractors

The Company uses subcontractors in Asia, primarily Thailand and the Malaysia, for assembly, packaging, and test of most of its product. This common industry practice is subject to political and economic risks and industry volatility has occasionally resulted in shortages of subcontractor capacity and other disruptions to supply.


7.      INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                 March 31,      March 31,
                                                   1998           1997
                                                  ------         ------
         Raw materials                            $  775         $1,316
         Work-in-process                           5,480          3,821
         Finished goods                            1,837          3,706
                                                  ------         ------
                                                  $8,092         $8,843
                                                  ======         ======

In the fourth quarter of fiscal 1998, the Company made adjustments to its inventory valuations to reflect the increased risk of obsolescence due to the Company's increasing emphasis on higher volume standard products as compared to low volume custom products and to reflect increasing pricing pressure in Southeast Asia. The effect of these valuation adjustments was to reduce inventories by approximately $900,000.

8.      PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                                         March 31,   March 31,
                                                           1998        1997
                                                          -------     -------
         Land                                             $   137     $   137
         Buildings                                          3,030       3,030
         Machinery, equipment and tooling                  21,282      20,017
         Leasehold improvements                               708         685
         Furniture and fixtures                               367         360
                                                          -------     -------
                                                           25,524      24,229
         Less accumulated depreciation and amortization    12,599       9,748
                                                          -------     -------
                                                          $12,925     $14,481
                                                          =======     =======


9.      SHORT-TERM BORROWINGS

The Company has a bank line of credit, which expires July 31, 1998. Under the terms of the line of credit, the Company can borrow up to $3,000,000, at the bank's prime rate. The line is collateralized by short-term investments managed by the bank. There were no bank borrowings during fiscal 1998, 1997 and 1996.


10.     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has evaluated the estimated fair value of financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair values of short-term investments are estimated based on quoted market prices. The fair value for long-term debt was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements.

The carrying amounts and estimated fair values of the Company's long-term debt are as follows (amounts in thousands):

                                                   Carrying             Fair
                                                    Amount             Value
                                                    ------             ------
        Long-term debt (excluding capital leases)   $7,315             $8,403

11.     LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

                                                          March 31,    March 31,
                                                             1998        1997
                                                            ------       ------
Industrial revenue bonds at 10.5%, due through
   March 1, 2018                                             7,315       $7,430
Industrial revenue bonds at 12%, due through
   March 1, 1998                                              --             60
                                                            ------       ------
                                                             7,315        7,490
Less current maturities                                        130          175
                                                            ------       ------
                                                            $7,185       $7,315
                                                            ======       ======


Industrial revenue bonds are collateralized by a lien on all land and buildings of the Company in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds and require certain minimum annual sinking fund payments ranging from $130,000 in fiscal 1999 to $780,000 in fiscal 2018. The Company may prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts on or after March 1, 1998, with penalties declining from 2% on March 1, 1998, to zero at March 1, 2000. At March 31, 1998, cash of $909,000 was held in sinking fund trust accounts of which $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance to be used for semi-annual interest and principal payments.

The Industrial Revenue Bonds and certain lease agreements require the maintenance of various financial covenants including certain minimum levels of net worth, current ratio, quick ratio, ratio of debt to net worth, debt coverage, and debt to working capital ratio. The Company is in compliance with these covenants at March 31, 1998. As a result of these covenants, the Company's ability to pay dividends is restricted.

Future maturities of long-term debt at March 31, 1998 are as follows (amounts in thousands):

                          1999                  $  130
                          2000                     140
                          2001                     155
                          2002                     170
                          2003                     185
                          2004 and thereafter    6,535
                                                ------
                                                $7,315
                                                ======


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

                          1999                  $  515
                          2000                     524
                          2001                     541
                          2002                     413
                          2003                      69
                                                ------
                                                 2,062
                           Sublease receipts      (517)
                                                ------
                                               $ 1,545
                                               =======


Rent expense net of sublease income was $417,000, $524,000 and $478,000 in fiscal 1998, 1997, and 1996, respectively.

Capital Leases

Obligations under capital leases are at interest rates ranging from approximately 7% to 10%, depending primarily upon the purchase option arrangements at the end of the lease term, and are due in monthly installments through April 2002. Future minimum lease payments, under capital leases for the years ended March 31, are as follows (amounts in thousands):

         1999                                          $  473
         2000                                             455
         2001                                             455
         2002                                             181
                                                       ------
         Total minimum lease payments                   1,564
           Less amount representing interest              231
                                                       ------
         Present value of net minimum lease payments    1,333
           Less current portion                           359
                                                       ------
                                                       $  974
                                                       ======


Machinery and equipment under capital leases are as follows (amounts in thousands):

                                                     March 31,    March 31,
                                                       1998         1997
                                                      ------        ------
         Cost                                         $1,619        $3,902
           Less accumulated amortization                 145           973
                                                      ------        ------
                                                      $1,474        $2,929
                                                      ======        ======


13.     INCOME TAXES

Due to current year losses and the availability of tax loss carryforwards, there was no provision for income taxes for the periods ended March 31, 1998, 1997, and 1996.

A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                                                 March 31,  March 31,  March 31,
                                                   1998       1997        1996
                                                 ---------  ---------  ---------
Federal statutory tax rate                         (34)%        34%         34%
Losses with no current benefit                      34         --          --
Utilization of loss carryforward                   --          (34)        (34)
                                                 ---------  ---------  ---------
Effective income tax rate                            0%          0%          0%
                                                 =========  =========  =========


At March 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $25,500,000 and $19,500,000 respectively. In addition, the Company had federal and California credit carryforwards of approximately $300,000 and $50,000, respectively. These carryforwards will expire at various dates beginning in 2008 through 2013, except for certain state net operating losses of approximately $6,900,000, which expire from 1999 through 2003.

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (amounts in thousands):


                                                          March 31,   March 31,
                                                           1998          1997
                                                         --------      --------
Deferred tax assets:
  Net operating loss carryforwards                       $ 10,000      $  4,895
  Tax credit carryforwards                                    350           560
  Inventory reserves                                        3,500         2,506
  Other non-deductible accruals and reserves                  750         1,763
Total deferred tax assets                                  14,600         9,724
  Less valuation allowance                                (14,100)       (9,054)
                                                         --------      --------
Net deferred tax asset                                        500           670
                                                         --------      --------

Deferred tax liabilities:
  Tax over book depreciation                                  500           670
                                                         --------      --------
Total net deferred tax asset                             $   --        $   --
                                                         ========      ========


The valuation allowance increased by $5,046,000 during the year ended March 31, 1998. Approximately $467,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.


14.     INTEREST INCOME AND OTHER, NET

Interest income and other, net, consists of (amounts in thousands):

                                         March 31,      March 31,      March 31,
                                           1998           1997           1996
                                          ------         ------         ------
Interest income                           $  403         $1,024         $1,194
Other income                                 108            330          1,563
                                          ------         ------         ------
                                          $  511         $1,354         $2,757
                                          ======         ======         ======


Interest income reflects the amounts earned from investments in short-term securities. Other income for fiscal 1997 includes $184,000 from the sale of the final portion of the Company's interest in Cell Access. Other income for fiscal 1996 reflects the $1.6 million realized from the sale of the Company's interest in Cell Access.

15.     EMPLOYEE BENEFIT PLANS

401(K) Savings Plan

The Company maintains a 401(K) Savings Plan covering substantially all of its employees. Under the plan, eligible employees may contribute up to 15% of their base compensation to the plan with the Company matching at a rate of 50% of the participants' contributions up to a maximum of 3% of their base compensation.
Participants' contributions are fully vested at all times. The Company's contributions vest incrementally over a two-year period. Prior to January 1995, the Company's contributions were made by issuance of common stock of the Company; after January 1, 1995, contributions have been made in cash. During fiscal 1998, 1997, and 1996, the Company expensed $210,000, $136,000, and
$163,000, respectively, relating to its contributions under the plan.

Nonqualified Deferred Compensation Plan

In April 1997, the Company implemented a nonqualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. During fiscal 1998, the Company expensed $21,000 for this plan and in fiscal 1997 there was no expense relating to its contributions under the plan.

Stock Option Plans

The 1995 Employee Stock Option Plan, Amended as of July 26, 1996 and July 18, 1997, (the "1995 Plan") is administered by a stock option committee consisting of not less than two directors who, during the one year period prior to service as administrator of the plan, shall not have been granted or awarded equity securities except as permitted under Rule 16b-3 under the Securities Exchange Act of 1934. The 1995 Plan provides for options for the purchase of shares to be granted to employees and certain consultants to the Company. The 1995 Non-Employee Directors Plan Amended as of July 26, 1996 and July 18, 1997 (the "Directors Plan") is administered by not less than three members of the Board and the amount of shares granted to the directors shall be a fixed amount on an annual basis, as approved by the shareholders.

Under the Company's 1995 Plan, for fiscal year-ended March 31, 1998 and 1997 1,850,614 and 2,165,163 shares of common stock are reserved for issuance, respectively. The 1995 Plan provides for issuance of options to employees and consultants at prices not less than 85% of fair market value for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees for not less than 100% of fair market value for shares issued under an incentive stock option agreement.

Under the Directors Plan, for fiscal year-ended March 31, 1998 and 1997 166,875 and 214,875 shares of common stock are reserved for issuance, respectively. The 1995 Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant.

In addition to the two 1995 plans, the Company has a plan that was adopted in 1981 (The Employee Incentive Stock Option Plan), and another plan that was adopted in 1987 (The 1987 Stock Option Plan) both of which are still active although no new options are being issued under these plans. These plans provided for the issuance of 1,500,000 and 2,500,000 shares of common stock, respectively. Under these plans, the Company has granted incentive stock options and non-qualified options to designated employees, officers, and directors.

Generally, options under the plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans except the 1981 Employee Incentive Stock Option Plan (the "1981 Plan") expire within 20 years of date of adoption. The 1981 Plan may be terminated at any time by the Board of Directors. No option may be granted during any period of suspension or after termination of any plan. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination. On January 22, 1998, the Board of Directors ratified the decision of the Compensation Committee to reprice all current employee stock options (except for those granted to Jeffrey C. Kalb) with an exercise price in excess of $6.00. The repricing was to be the higher of $6.00 or the closing market price of the Company's stock on the effective date of the repricing, February 13, 1998. The closing price on February 13 was $5.3125; therefore the applicable options were repriced at $6.00. Pursuant to the terms of the repriced options, the repriced options may not be exercised in whole or in part until February 13, 1999, that is, one year after the effective date. The Board's action was in response to a decline in the market price of the Company's stock during the preceding months which had effectively eliminated the incentive value of options with significantly higher exercise prices. A total of 692,150 options were repriced. The repricing did not apply to options held by directors or other non-employee option holders.

The following is a summary of stock option activity and related information:

                                        1998                           1997                            1996
                              ---------------------------     ----------------------------    ---------------------------
                                         Weighted-Average                 Weighted-Average               Weighted-Average
                                             Exercise                        Exercise                        Exercise
                               Options        Price           Options          Price          Options         Price
                              ---------      -------          ---------       -------         ---------      ---------
Options:
  Outstanding at
    beginning of year         2,032,446      $6.1255          1,841,864       $5.7560         1,603,195      $  5.2831
  Granted                     1,178,297      $6.1174            515,517       $6.7402           759,700      $  8.2655
  Exercised                     (51,742)     $4.1914           (214,389)      $4.1285          (124,684)     $  3.9663
  Canceled                     (843,670)     $8.1121           (110,546)      $6.4146          (396,347)     $ 10.4849
                              ---------      -------          ---------       -------         ---------      ---------
  Outstanding at
    end of year               2,315,331      $5.4395          2,032,446       $6.1255         1,841,864      $  5.7560
                              =========      =======          =========       =======         =========      =========
Available for grant*:
  Beginning                     137,454                          68,198                               0
  Ending                        182,016                         137,454                          68,198

---------------------------
*  Available for grant under plans which are currently active.


The following table summarizes  information  about options  outstanding at March
31, 1998:

                                                Options Outstanding                         Options Exercisable
                                  -------------------------------------------------     ------------------------------
                                                Weighted-Average
                                                    Remaining      Weighted-Average                   Weighted-Average
                                     Number        Contractual        Exercise            Number           Exercise
    Range of Exercise Prices      Outstanding      Life (Years)        Price            Exercisable         Price
    ------------------------      -----------      ------------        -----            -----------         -----
      $ 3.6250 - $ 3.6250            11,666            1.09           $3.6250              11,666          $3.6250
      $ 3.9300 - $ 3.9300           680,666            6.74           $3.9300             502,567          $3.9300
      $ 4.1250 - $ 5.8750           599,743            7.78           $5.3131             220,579          $5.3114
      $ 6.0000 - $ 6.0000           748,000            8.12           $6.0000              16,150          $6.0000
      $ 7.0000 - $12.7500           275,778            8.17           $7.9933             110,756          $8.5474
                                  ---------            ----           -------             -------          -------
                                  2,315,331            7.60           $5.4395             861,718          $4.9117
                                  =========            ====           =======             =======          =======


Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan (the "Purchase Plan") is available for all full-time employees possessing less than 5% of the Company's common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 300,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is to be through employees' payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on February 9, 2005, or earlier at the discretion of the Company's Board of Directors. As of fiscal year-end March 31, 1998 and 1997, 5,564 and 141,049 shares were reserved for issuance, respectively.

The following is a summary of stock purchased under the plan:

                                                  1998        1997        1996
                                                  ----        ----        ----
Aggregate purchase price                        $858,000    $592,000        --
Shares purchased                                 185,485     108,951        --
Employee participants as of March 31                 151         150       139

Stock-Based Compensation

As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"),"Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognized no compensation expense with respect to such employee grants.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for grants after April 1, 1995, as if the Company had accounted for its stock-based compensation under the fair value method of SFAS 123. The fair value of the Company's stock-based grants was estimated using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have specific vesting schedules and are ordinarily not transferable. Because the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility which can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its grants.

The fair value of the Company's stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

                                                                 Options                                 Purchase Plan
                                                   ----------------------------------           ---------------------------------
                                                   1998            1997          1996           1998           1997          1996
                                                   ----            ----          ----           ----           ----          ----
Expected Life Years                                 3.02           3.17           3.15            .34             .5             .5
Volatility                                         61.39%         64.68%         65.45%         64.10%         64.43%         64.14%
Risk-Free Interest Rate                             5.77%          6.20%          5.61%          5.43%          5.25%          5.19%


For pro forma purposes, the estimated fair value of the Company's stock-based grants is amortized over the options' vesting period for stock options granted under the 1995 Plan and the Director Plan and the purchase period for stock purchases under the Purchase Plan. No purchases were made under the Purchase
Plan prior to fiscal year 1997.  The  Company's  pro forma  information  follows
(amounts in thousands except per share amounts):

                                                                                    1998             1997               1996
                                                                                 ---------         ---------         ----------
Net income (loss) - pro forma                                                    $  (5,073)        $  (1,148)        $    4,346
Diluted net income (loss) per share - pro forma                                  $   (0.51)        $   (0.11)        $     0.41


Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately the year 2000. The weighted-average fair value of stock options granted in fiscal 1998 and 1997 were $2.30 and $3.24 per share, respectively. The weighted-average fair value of stock purchase rights granted in fiscal 1998 and 1997 was $1.88 and $2.35 per share, respectively.

16.     LITIGATION

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California. Other defendants named in the class actions include certain of the Company's current and former officers and Coopers & Lybrand L.L.P., the Company's former independent auditor. The class actions purport to be brought on behalf of classes of shareholders of the Company's common stock over varying periods of time ranging from September 7, 1993 to January 9, 1995. The gravamen of the allegations against the Company in the class actions is that it violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 by disseminating false and misleading financial statements and reports for the fiscal year ended June 30, 1993 and June 30, 1994. The complaints seek unspecified compensatory damages and attorneys' fees, as well as other relief.

By court order dated May 20, 1997, these actions have been settled. The Company's contribution towards the settlement consisted of the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over the three years following the Effective Date of the Settlement Agreement. The CVR expires at the end of that three-year period or when the $11.50 price is met, whichever occurs first. The total amount of this settlement, $13,000,000, was expensed in the fiscal year ended March 31, 1995. In addition, the Company has put $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will cease to be restricted, without interest, if and when the CVR is extinguished. Since the Effective Date of the Settlement Agreement, the highest 20-day average trading price of the Company's common stock has been $8.18. Should any payment to the class be required under the terms of the CVR, it will be charged to equity, since the full amount of $11.50 per share was included in the $13,000,000 previously expensed.

A putative shareholders derivative action was filed against certain former and present officers and directors of the Company on May 25, 1995, in Santa Clara County Superior Court. This action has been dismissed with prejudice as to all defendants.

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

The Company believes that, with regard to these matters and those previously reported, it has to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.

17.     SEGMENT INFORMATION

The Company maintains thin film and semiconductor product line information only through the gross margin calculation. Manufacturing facilities are shared and the sales and marketing force serves all customers and the company may sell both thin film and semiconductor product lines to the same customer. Therefore, the Company does not record equipment, receivables, liabilities or operating expense by product lines. As a result the company does not report earnings and balance sheet data for each product line.

The Company's principal operations are conducted in the United States. Foreign sales, primarily in Europe, Canada and Asia, aggregated approximately 35%, 36%, and 31% of product sales for fiscal 1998, 1997, and 1996, respectively. Foreign currency transaction gains and losses are not significant.

In fiscal 1998, Bell Milgray Inc., a distributor, accounted for just over 10% of net product sales. During fiscal 1997, Motorola accounted for 11% of the net product sales. During fiscal 1996, no customer accounted for more than 10% of net product sales.

A significant portion of the Company's sales is made to a relatively small number of customers including several distributors. It remains a goal of the Company to get more balanced penetration and become less susceptible to swings in any specific application area or with any given customer.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the independent auditors in the three years ended March 31, 1998, March 31, 1997, and March 31, 1996.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth in the 1998 Proxy Statement under the captions "Directors and Executive Officers of the Registrant" and "Executive Compensation" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the 1998 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No reportable relationships and transactions.

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

 Exhibit
  Number       Description                       Document if Incorporated by Reference
  ------       -----------                       -------------------------------------
    3(i)       Articles of Incorporation, as     Exhibit  3(i) to the  Company's  Annual
               amended                           Report on Form 10K  (File No.  0-15549)
                                                 for the  fiscal  year  ended  March 31,
                                                 1995, ("1995 Form 10-K").

    3(ii)      By-Laws, as amended.              Exhibit 3(ii) to the  Company's  Annual
                                                 Report on Form 10K  (File No.  0-15549)
                                                 for the  fiscal  year  ended  March 31,
                                                 1995, ("1995 Form 10-K").

   10.11       Commitment letter from Wells      Exhibit 10.11 to the  Company's  Annual
               Fargo Bank.                       Report on Form 10K  (File No.  0-15549)
                                                 for the  fiscal  year  ended  March 31,
                                                 1995, ("1995 Form 10-K").

   10.12*      Waiver and Second Amendment to
               Credit Agreement

   18          Letter re: change in accounting   Exhibit  18  to  the  Company's  Annual
               principals.                       Report on Form 10K  (File No.  0-15549)
                                                 for the  fiscal  year  ended  March 31,
                                                 1995, ("1995 Form 10-K").

   23.1        Consent  of  Ernst & Young LLP,
               Independent Auditors

   27*         Financial Data Schedule


(b)     1.        Reports on Form 8-K:

         None.

*Exhibit on EDGAR filing only.


                           DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1998 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 1998) are incorporated by reference into Part III.

                                                             SCHEDULE 2

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                  VALUATION AND QUALIFYING ACCOUNTS


                                    Year Ended March 31, 1998, March 31, 1997, and March 31, 1996
                                                       (Amounts in Thousands)

                                                                               Additions
                                                                Balance at     Charged to      Charged to                 Balance at
                                                                 Beginning      Cost and         Other     Deductions       End of
                                                                  of Year        Expense        Accounts       (1)           Year
                                                                 ---------      --------       ----------  ----------       ------
Year ended March 31, 1998
  Allowance for doubtful accounts
    (deducted from accounts receivable)                             $ 437         $  --            $--         $  57          $ 380
                                                                    =====         =======          ===         =====          =====


Year ended March 31, 1997
  Allowance for doubtful accounts
    (deducted from accounts receivable)                             $ 900         $   (15)         $--         $ 448          $ 437
                                                                    =====         =======          ===         =====          =====


Year ended March 31, 1996
  Allowance for doubtful accounts
    (deducted from accounts receivable)                             $ 832         $  (345)         $--         $(413)         $ 900
                                                                    =====         =======          ===         =====          =====

(1) Represents write-offs net of recovery of receivables.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June 1998.

CALIFORNIA MICRO DEVICES CORPORATION
           (Registrant)


By:  /s/ Jeffrey C. Kalb
     -------------------------
     JEFFREY C. KALB
     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of June 1998.

By:

        /s/ Jeffrey C. Kalb             President and Chief Executive Officer
        --------------------------      and Director (Principal Executive
        JEFFREY C. KALB                 Officer)

        /s/ John E. Trewin              Vice President and Chief Financial
        --------------------------      Officer (Principal Financial and
        JOHN E. TREWIN                  Accounting Officer)

        /s/ Wade Meyercord              Chairman of the Board
        --------------------------
        WADE MEYERCORD

        /s/ Angel G. Jordan             Director
        --------------------------
        ANGEL G. JORDAN

        /s/ Stuart Schube               Director
        --------------------------
        STUART SCHUBE

        /s/ John Sprague                Director
        --------------------------
        JOHN SPRAGUE

        /s/ Donald Waite                Director
        --------------------------
        DONALD WAITE