Form 10-Q
period 1998-06-30
CALIFORNIA MICRO DEVICES CORP
filed 1998-08-13
CIK 800460

United States
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                    FORM 10-Q

                                    (Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended June 30, 1998
                                        or
[    ]  Transition Report Pursuant To Section 10 Or 15(d) Of The Securities
Exchange Act Of 1934 For The Transition Period From _________  To  ________

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

As of June 30, 1998, there were outstanding 9,984,951 shares of Issuer's Common Stock.

                         CALIFORNIA MICRO DEVICES CORPORATION

                                      INDEX

                          PART I.     FINANCIAL INFORMATION

                                                                   Page Number
                                                                   -----------
Item 1.     Financial Statements

            Statements of Operations
              Three Months Ended June 30, 1998 and 1997                   2

            Balance Sheets
              June 30, 1998 and March 31, 1998                            3

            Statements of Cash Flows
              Three Months Ended June 30, 1998 and 1997                   4

            Notes to Financial Statements                                 5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     7


                             PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             9

Item 4.     Submission of Matters to a Vote of Security Holders           9

Item 6.     Exhibits and Reports on Form 8-K                             10

Signature                                                                11

                             PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.
            ---------------------

                        CALIFORNIA MICRO DEVICES CORPORATION
                              STATEMENTS OF OPERATIONS
                    (Amounts in Thousands, Except Per Share Data)
                                    (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                    1998               1997
                                                    ----               ----
Revenues:
  Net product sales                                 $   8,231        $   8,108
  Technology related revenues                               -              206
                                                     ---------        ---------
    Total revenues                                      8,231            8,314

Cost and expenses:
  Cost of sales                                         6,550            5,265
  Research and development                                902              808
  Selling, marketing and administrative                 1,480            2,016
                                                     ---------        ---------
    Total costs and expenses                            8,932            8,089
                                                     ---------        ---------
Operating income (loss)                                  (701)             225
Other expense (income), net                               145              109
                                                     ---------        ---------
Income (loss) before income taxes                        (846)             116

Net (loss) income                                   $    (846)       $     116
                                                     =========       ==========
Basic (loss) earnings per share                     $   (0.08)       $    0.01
                                                     =========       ==========
Diluted (loss) earnings per share                   $   (0.08)       $    0.01
                                                     =========       ==========

Weighted average common shares outstanding              9,983            9,756
Dilutive effect of employee stock options                   -              470
                                                     ---------        ---------
Weighted average common shares outstanding,
  assuming dilution                                     9,983           10,226
                                                     =========       ==========

The accompanying notes are an integral part of these financial statements.


                         CALIFORNIA MICRO DEVICES CORPORATION
                                  BALANCE SHEETS
                       (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                                         June 30,     March 31,
                                                          1998         1998
                                                         --------     ---------

ASSETS:
------
Current assets:
  Cash and cash equivalents                                 $    887   $    480
  Short-term investments                                       4,661      5,110
  Accounts receivable, less allowance for
    doubtful accounts of $385 and $380                         4,904      5,086
  Inventories                                                  8,326      8,092
  Other assets                                                   454        987
                                                            --------    ------
    Total current assets                                      19,232     19,755

  Property, plant & equipment, net                            12,927     12,925
  Restricted cash                                              3,199      2,909
  Other long term assets                                         401        405
                                                            --------    -------
    Total assets                                            $ 35,759   $ 35,994
                                                            ========   ========

LIABILITIES & SHAREHOLDERS' EQUITY:
-----------------------------------
Current liabilities:
  Accounts payable                                          $  4,060   $  3,328
  Accrued salaries and benefits                                1,094      1,008
  Other accrued liabilities                                      791        802
  Deferred margin on shipments to distributors                   458        581
  Current maturities of long-term debt and capital
  Lease obligations                                              483        489
                                                            --------    -------
   Total current liabilities                                  6,886      6,208

  Long-term debt, less current maturities                      7,185      7,185
  Capital lease obligations, less current maturities             881        974
                                                            --------    -------
    Total liabilities                                         14,952     14,367

Shareholders' equity:
  Common stock - no par value; shares authorized 25,000,000;
  Shares issued and outstanding 9,984,951                     53,041     53,011
  Accumulated deficit                                        (32,234)   (31,384)
                                                            --------    -------
    Total shareholders' equity                                20,807     21,627
                                                            --------    -------
  Total liabilities and shareholders' equity                $ 35,759   $ 35,994
                                                            ========   ========
The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                             STATEMENTS OF CASH FLOWS
                              (Amounts in Thousands)
                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                       1998            1997
                                                    ----------      ---------
Cash flows from operating activities:
  Net income /(loss)                                  $    (846)    $    116
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                             707          673
  Net (increase) /decrease in inventories                  (234)        (452)
  Net (increase) /decrease in accounts receivable           183           45
  Net (increase) /decrease in prepaid expenses
    and other current assets                                533          (73)
  Net increase /(decrease) in trade accounts
    payable and other current liabilities                   807         (495)
  Net decrease in other long term assets                      4            4
  Increase/(decrease) in deferred margin on
    distributor sales                                      (123)          54
  Fixed asset write-off and other, net                        -            -
                                                         ---------     ---------
  Net cash provided by (used in) operating activities     1,031          (128)
                                                         ---------     ---------
Cash used in investing activities:
  Securities purchases                                     (500)         (498)
  Securities sales                                          944           803
  Capital expenditures                                     (709)         (600)
  Net change in restricted cash                            (290)         (239)
                                                         ---------     ---------
  Net cash provided by (used in) investing activities      (555)         (534)
                                                         ---------     ---------
Cash flows from financing activities:
  Repayments of capital lease obligations                   (99)          (35)
  Repayments of long-term debt                                -             -
  Proceeds from issuance of common stock                     30           449
                                                         ---------     ---------
  Net cash provided by (used in ) financing activities      (69)          414
                                                         ---------     ---------
  Net increase /(decrease) in cash and cash equivalents     407          (248)
  Cash and cash equivalents at beginning of period          480           343
                                                         ---------     ---------
  Cash and cash equivalents at end of period             $  887        $   95
                                                         =========     =========
Supplemental disclosures of cash flow information:
  Interest paid                                          $  228        $  246
  Income taxes paid                                      $    1        $    -
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized gain/(loss) on securities                   $    4        $   27
  Capital expenditures financed through
    capital lease obligations                            $    -        $   92

The accompanying notes are an integral part of these financial statements.
                                         4

                            CALIFORNIA MICRO DEVICES CORPORATION
                               Notes to Financial Statements

1.     Basis of Presentation
       ---------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of June 30, 1998, results of operations for the three month periods ended June 30, 1998 and 1997, and cash flows for the three-month periods ended June 30, 1998 and 1997. Results for the quarter are not necessarily indicative of fiscal year results.

The condensed financial statements should be read in conjunction with the financial statements included with the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

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

3.     Inventories
       -----------
The components of inventory consist of the following (amounts in thousands):

                                           June 30,            March 31,
                                             1998               1998
                                           -------             --------
                      Raw materials        $   918             $   775
                      Work-in-process        5,044               5,480
                      Finished goods         2,364               1,837
                                           -------             -------
                                           $ 8,326             $ 8,092
                                           =======             =======

4.      Litigation
        ----------
Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1998.

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

The Company believes, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.
                                    5

5.      Net Income (Loss) Per Share
        ---------------------------
Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted earnings per common share do not differ from the Company's previously reported earnings per common and common equivalent share.

6.      Adoption of FAS 130
        -------------------
Effective in the first quarter of fiscal year 1999, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Comprehensive loss for the three months ended June 30, 1998 was $842,000 and comprehensive income for June 30, 1997 was $143,000.

7.      Adoption of FAS 131
        -------------------
In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt this Statement in fiscal 1999.
FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. In accordance with the provisions of FAS 131, the Company has elected not to apply the Statement to interim financial statements in the initial year of application, but comparative information for interim periods will be reported in the second year of application.

ITEM 2.     Management's Discussion And Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ----------------------
Results of Operations

Product sales for the quarter ended June 30, 1998, increased by $123,000 or 1.5% compared to the quarter ended June 30, 1997. The increase in product sales was primarily due to increased sales of the Company's P/Active( family of products to the personal computer market offset by decreases in sales of other thin film products into the computer workstation market. Thin film products accounted for 65% of product sales for both the quarters ended June 30, 1998 and 1997.

Compared to the previous quarter ended March 31, 1998, product sales for the quarter ended June 30, 1998 decreased by $480,000 or 5.5%. The decrease was primarily due to reduced sales of the Company's telecommunications products. Thin film products were 63% of product sales for the quarter ended March 31, 1998.

Technology related revenue for the quarter ended June 30, 1997 related to engineering projects partially funded by Hitachi Metals, Ltd. ("HML"). No revenue was received for the quarter ended June 30, 1998 as the Company and HML are no longer participating in joint projects. The Company expects little or no revenue from HML for joint research and development in the future.

Gross margins on net product sales decreased from the quarter a year ago from 35% to 20%, primarily due to decreased sales of higher margin computer workstation products, increased yield losses, and increased valuation reserves for slow-moving inventory and adjustments to lower of cost or market. In total, the increased yield losses, the increased valuation reserves, and the adjustments for lower of cost of market unfavorably impacted gross margins by 7 percentage points.

Research and development expenditures increased by $94,000 for the June 30, 1998, quarter compared to the year earlier period. This increase primarily reflects higher engineering staffing levels and secondarily, higher material costs associated with a large number of new products in development. Compared to a year ago, a greater proportion of research and development programs involves design-engineering efforts developing new products, as opposed to process technology developments.

Selling, marketing, and administrative costs decreased by $535,000 compared to a year ago. Selling and marketing headcount and advertising expense have increased, and administrative costs have decreased, including a $575,000 decrease in legal expenses related to collection of an insurance settlement related to old legal bills.

As a result of the factors discussed above, operating income for the quarter ended June 30, 1998, declined by $926,000 compared to operating income for the year earlier quarter.

Other expense for the current quarter was an expense of $145,000 as compared to $109,000 in the 1997 quarter. This was due primarily to reduced interest income from investments.

No income taxes were accrued for the quarters ended June 30, 1998, or June 30, 1997, due to the availability of tax loss carry forwards.

The weighted average of common shares outstanding decreased to 9,983,000 shares and share equivalents in the June 30, 1998, quarter compared to 10,226,000 shares and share equivalents for the quarter ended June 30, 1997.

Liquidity and Capital Resources

Net cash and short-term investments as of June 30, 1998, decreased $42,000 from the period ending March 31, 1998. Inventory levels increased by $234,000 due to increased finished goods for the higher-volume P/Active( products and increased raw materials. Prepaid expenses and other assets decreased by $533,000 primarily due to the disposal of stock from the employee stock purchase plan and reduction of amounts due HML. Accounts payable increased by $732,000 due to increased inventories and the higher level of production activity in the latter part of the quarter.

The Company has a $3.0 million line of credit agreement that expires on July 31, 1999. Under the terms of the line of credit, the Company can borrow up to $3.0 million at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings at June 30, 1998 and 1997 and there were no borrowings during fiscal 1998 and 1997. The Company is in compliance with its financial covenants.

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

Cautionary Statement

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section
     21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements regarding revenues, orders, and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the Company's ability to attract and retain high quality people, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products, year 2000 issues, and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth above and elsewhere in this Form 10-Q.

                              PART II.     OTHER INFORMATION


ITEM 1.     Legal Proceedings.
            ------------------
Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1998.

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

The Company has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters and those previously reported will not have any additional adverse impact on the Company's financial condition.


ITEM 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------
The Company's annual meeting of stockholders, at which the proposals described below were submitted to stockholders, was held on August 7, 1998.

Proposal No. 1     Election of Directors.  The following individuals, who
                   ---------------------
received the votes indicated, were elected as directors:

                          NAME                  FOR              WITHHELD
                     ---------------         ---------           ---------
                     Jeffrey Kalb            7,352,360           2,013,187
                     Dr. Angel Jordan        7,348,640           2,016,907
                     J. Daniel McCranie      7,347,856           2,017,691
                     Wade Meyercord          7,351,360           2,014,187
                     Stuart Schube           7,350,864           2,014,683
                     Dr. John Sprague         7,349,024          2,016,523
                     Donald Waite             7,348,330          2,017,217

Proposal No. 2     The proposal to ratify the appointment of Ernst & Young LLP,
--------------
as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:

                          FOR             AGAINST          WITHHELD
                       ---------         ---------         --------
                       7,577,516         1,708,402          79,629

Proposal No. 3     The proposal to approve the amendment of the 1995 Employee
--------------
Stock Purchase  Plan was approved.  The results of the voting was as follows:

                          FOR             AGAINST          WITHHELD
                       ---------         ---------         --------
                       7,167,114         1,900,673          297,760

Proposal No. 4     The proposal to approve the amendment of the 1995 Employee
--------------
Stock Option Plan was approved.  The results of the voting was as follows:

                          FOR             AGAINST          WITHHELD
                       ---------         ---------         --------
                 5,622,625          3,445,482           297,440

Proposal No. 5     The proposal to approve the amendment of the 1995 Non-
--------------
Employee Directors' Stock Option Plan was approved. The results of the voting was as follows:

                          FOR             AGAINST          WITHHELD
                       ---------         ---------         --------
                       5,938,979         3,121,901          304,667



ITEM 6.     Exhibits and Reports on Fork 8-K.
            ---------------------------------
            (a)     Exhibit        Description
                    -------        -----------
                    4.1 1995 Stock Option Plan - Amended As Of July 26, 1996, July 18, 1997 and August 7, 1998.

                    4.2 1995 Non-Employee Directors' Stock Option Plan - Amended As Of July 26, 1996, July 18, 1997 and August 7, 1998.

                    4.3 1995 Employee Stock Purchase Plan - Amended As Of July 18, 1997 and August 7, 1998.

            (b)     Form 8-K      None

            (c)     FDS           Financial Data Schedule (For Edgar Filing
                                  Only)

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



                             CALIFORNIA MICRO DEVICES CORPORATION
                             ------------------------------------
                                       (Registrant)



Date:   August 13, 1998
                                   /s/ John E Trewin
                                   -------------------
                                   John E. Trewin
                                   Vice President and Chief Financial Officer

                                 EXHIBIT 4.1

                  1995 Stock Option Plan - Amended As Of July 26, 1996,
                          July 18, 1997 And August 7, 1998


                              CALIFORNIA MICRO DEVICES CORPORATION
                                 1995 STOCK OPTION PLAN
                                 ----------------------
               AMENDED AS OF JULY 26, 1996, JULY 18, 1997 AND AUGUST 7, 1998
               -------------------------------------------------------------

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

      (r) "Outside Director" shall mean a non-employee member of the Board who (1) is not a current employee of any member of the Affiliated Group; (2) does not receive compensation for prior services (other than benefits under a tax-qualified retirement plan) from any member of the Affiliated Group during a taxable year in which he or she serves on the Committee; (3) has never been an officer of any member of the Affiliated Group; and (4) does not receive remuneration from any member of the Affiliated Group, either directly or indirectly, in any capacity other than as a director.

      (s) "Plan" shall mean this stock option plan as it may be amended from time to time.

      (t) "Purchase Price" shall mean at any particular time the Exercise Price times the number of Shares for which an Option is being exercised.

      (u)     "Share" shall mean one share of authorized Common Stock.

3.      ADMINISTRATION.
        --------------
(a)     The Committee.
--------------
      The Plan shall be administered by a Committee of Outside Directors which shall consist of not less than two members, who during the one year prior to service as an administrator of the Plan, shall not have been granted or awarded equity securities pursuant to the Plan or any other plan of the Corporation or any of its Affiliates except as permitted under Rule 16b-3 under the Exchange Act. The Board may from time to time designate individuals as ineligible to participate in the Plan for a specified period in order to become eligible to be a member of the Committee.

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

            (iv)     to interpret the Plan;
            (iv) to prescribe, amend, and rescind rules and regulations relating to the Plan; to determine the terms and provisions of each Option granted and, with the consent of the holder thereof, modify or amend each Option;
            (vi) to accelerate or defer, with the consent of the Optionee, the exercise date of any Option; (vii) to authorize any person to execute on behalf of the Corporation any instrument required to effectuate the grant of an Option previously granted by the Committee;
            (viii) with the consent of the Optionee, to reprice, cancel and regrant, or otherwise adjust the Exercise Price of an Option previously granted by the Committee; and
            (ix) to make all other determinations deemed necessary or advisable for the administration of the Plan.

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

      (d)     Committee's Interpretation of the Plan.
              ---------------------------------------
            The interpretation and construction by the Committee of any provision of the Plan or of any Option granted hereunder shall be final and binding on all parties claiming an interest in an Option granted under the Plan. No member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option.

4.     PARTICIPATION.
       -------------
      (a)     Eligibility.
              ------------
            The Optionees shall be such persons as the Committee may select from among the Employees, provided that Consultants are not eligible to receive Incentive Stock Options. Notwithstanding anything to the contrary set forth herein, members of the Board are not eligible for grants of Options.

      (b)     Ten Percent Shareholders.
              ------------------------
              Any Employee who owns Stock possessing more than 10% of the total combined voting power of all classes of outstanding stock of the Corporation or any Affiliate shall not be eligible to receive an Option unless:

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

5.     STOCK.
       ------
      (a)     Shares Subject to This Plan.
              ----------------------------
              The aggregate number of Shares which may be issued upon exercise of Options under the Plan shall not exceed Two million Six Hundred Forty Five Thousand (2,645,000), subject to adjustment pursuant to Section 9 hereof.

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


  TERMS AND CONDITIONS OF OPTIONS.

      (a)      Stock Option Agreements.
            Options shall be evidenced by written stock option agreements between the Optionee and the Corporation in such form as the Committee shall from time to time determine. No Option or purported Option shall be a valid and binding obligation of the Corporation unless so evidenced in writing.

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

      (h)     Termination of Employment Other than by Death or Disability.
              ------------------------------------------------------------
              (i) If an Optionee ceases to be an Employee for any reason other than his or her death or disability, the Optionee shall have the right, subject to the provisions of this
                      Section 6, to exercise any Option held by the Optionee at any time within ninety (90) days after his or her termination of employment, but not beyond the otherwise applicable term of the Option and only to the extent that on such date of termination of employment the Optionee's right to exercise such Option had vested.
             (ii) For purposes of this Section 6(h), the employment relationship shall be treated as continuing intact while the Optionee is an active employee of the Corporation or any Affiliate, or is on military leave, sick leave, or other bona fide leave of absence to be determined in the sole discretion of the Committee. The preceding sentence notwithstanding, in the case of an Incentive Stock Option, employment shall be deemed to terminate on the date the Optionee ceases active employment with the Corporation or any Affiliate, unless the Optionee's reemployment rights are guaranteed by statute or contract.

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

8.     TERM OF PLAN.
       ------------
       Options may be granted pursuant to the Plan until ten years following the Effective Date, and all Options which are outstanding on such date shall remain in effect until they are exercised or expire by their terms. The Plan shall expire for all purposes on the date 20 years following the Effective Date.

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

      (d)     Determination by Committee.
              ---------------------------
              All adjustments described in this Section 9 shall be made by the Committee, whose determination shall be conclusive and binding on all persons.

      (e)     Limitation on Rights of Optionee.
              ---------------------------------
              Except as expressly provided in this Section 9, no Optionee shall have any rights by reason of any payment of any stock dividend, stock split or reverse stock split or an other increase or decrease in the number of shares of stock of any class, or by reason of any reorganization, consolidation, dissolution, liquidation, merger, exchange, split-up or reverse split-up, or spin-off of assets or stock of another corporation. Any issuance by the Corporation of Shares, Options or securities convertible into Shares or Options shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or Exercise Price of the Shares for which an Option is exercisable. Notwithstanding the foregoing, if the Corporation shall enter into a transaction affecting the Corporation's capital stock or distributions to the holders of its capital stock for which a revision in the terms of each Option is not required pursuant to this Section 9, the Committee shall have the right, but not the obligation, to revise the terms of each Option in a manner the Committee, in its sole discretion, deems fair and reasonable given the transaction involved. If necessary or appropriate in connection with such transaction, the Committee may declare that any Option shall terminate as of a date fixed by the Committee and give each Optionee the right to exercise his Option in whole or in part, including exercise as to Shares to which the Option would not otherwise be exercisable.

      (f)     No Restriction on Rights of Corporation.
              ----------------------------------------
              The grant of an Option shall not affect or restrict in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations, or changes of its capital or business structure, or to merge or consolidate, or to dissolve, liquidate, sell, or transfer all or any part of its business or assets.

10     SECURITIES LAW REQUIREMENTS.
       ----------------------------
       The Corporation shall not be under any obligation to issue any Shares upon the exercise of any

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

12.     AMENDMENT OF THE PLAN.
        ----------------------
        The Board or the Committee may, from time to time, terminate, suspend or discontinue the Plan, in whole or in part, or revise or amend it in any respect whatsoever including, but not limited to, the adoption of any amendment(s) deemed necessary or advisable to qualify the Options under rules and regulations promulgated by the Securities and Exchange Commission with respect to Employees who are subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, or to correct any defect or supply any omission or reconcile any inconsistency in the Plan or in any Option granted thereunder, without approval of the shareholders of the Corporation, but without the approval of the Corporation's shareholders, no such revision or amendment shall:
     (a) Increase the number of Shares subject to the Plan, other than any increase pursuant to Section 9;

     (b) Materially modify the requirements as to eligibility for participation in the Plan;

     (c) Materially increase the benefits accruing to Optionees under the Plan;

     (d)     Extend the term of the Plan; or

     (e)     Amend this Section to defeat its purpose.

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

16.     RIGHTS AS AN EMPLOYEE.
        ----------------------
       Neither the Plan nor any Option granted pursuant thereto shall be construed to give any person the right to remain in the employ of the Corporation or any Affiliate, or to affect the right of the Corporation or any Affiliate to terminate such individual's employment at any time with or without cause. The grant of an Option shall not entitle the Optionee to, or disqualify the Optionee from, participation in the grant of any other Option under the Plan or participation in any other benefit plan maintained by the Corporation or any Affiliate.

17.     DISAVOWAL OF REPRESENTATIONS, UNDERTAKINGS OR CREATION OF IMPLIED
        -----------------------------------------------------------------
        RIGHTS.
        -------
        In adopting and maintaining this Plan and granting options hereunder, neither the Corporation nor any Affiliate makes any representations or undertakings with respect to the initial qualification or treatment of Options under federal or state tax or securities laws. The Corporation and each Affiliate expressly disavows the creation of any rights in Employees, Optionees, or beneficiaries of any obligations on the part of the Corporation, any Affiliate or the Committee, except as expressly provided herein.

18.     INSPECTION OF RECORDS.
        ----------------------
        Copies of the Plan, records reflecting each Optionee's Option, and any other documents and records which an Optionee is entitled by law to inspect shall be open to inspection by the Optionee and his or her duly authorized representative at the office of the Committee at any reasonable business hour.

19      INFORMATION TO OPTIONEES.
        -------------------------
        Each Optionee shall be provided with such information regarding the Corporation as the Committee from time to time deems necessary or appropriate; provided however, that each Optionee shall at all times be provided with such information as is required to be provided from time to time pursuant to applicable regulatory requirements, including, but not limited to, any applicable requirements of the Securities and Exchange Commission, the California Department of Corporations and other state securities agencies.

                                       EXHIBIT 4.2
                         1995 Non-Employee Directors' Stock Option Plan -
                  Amended As Of July 26, 1996, July 18, 1997 And August 7, 1998

                            CALIFORNIA MICRO DEVICES CORPORATION
                       1995 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN
                       ----------------------------------------------
                AMENDED AS OF JULY 26, 1996, JULY 18, 1997 AND AUGUST 7, 1998
                -------------------------------------------------------------

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

2.     DEFINITIONS.
       ------------
      (a)     "Board" shall mean the board of directors of the Corporation.
               -----
      (b)     "Code" shall mean the Internal Revenue Code of 1986, as amended.
               ----
      (c)     "Committee" shall mean the committee appointed by the Board to
               ---------
administer the Plan, or if no such committee is appointed, by the Board.

      (d)     "Common Stock" shall mean the voting common stock, of the
Corporation.
               ------------
      (e)     "Corporation" shall mean CALIFORNIA MICRO DEVICES CORPORATION, a
               -----------
California corporation.

      (f)     "Director" shall mean a member of the Board.
               --------
      (g)     "Effective Date" shall mean February 10, 1995.
               --------------
      (h)     "Exercise Price" shall mean the price per Share at which an Option
               --------------
may be exercised, as determined by the Committee and as specified in the Optionee's stock option agreement.

      (i)     "Fair Market Value" shall mean for any day the average of the
               -----------------
closing bid and asked prices of the Stock in the over-the-counter market, as reported through the National Association of Securities Dealers ("NASD") Automated Quotation System or, if the Stock is listed or admitted to trading on the Nasdaq National Market System or any national securities exchange or if the last reported sale price of such Stock is generally available, the last reported sale price on such system or exchange. The Fair Market Value for any day for which there is no such bid and asked or last reported sales price shall be the Fair Market Value of the next preceding day for which there is such a price.

      (j)     "Non-Employee Director" shall mean a Director who is not an
               ---------------------
employee of the Corporation or any of its subsidiaries.

      (k)     "Option" shall mean an option to purchase Common Stock granted
               ------
pursuant to the Plan.

     (l)      "Optionee" shall mean any person who holds an Option pursuant to
              ----------
the Plan.
     (m)     "Plan" shall mean the CALIFORNIA MICRO DEVICES CORPORATION 1995
               ----
Non-Employee Directors' Stock Option Plan, as it may be amended from time to time.

      (n)     "Purchase Price" shall mean at any particular time the Exercise
              ---------------
Price times the number of Shares for which an Option is being exercised.

      (o)     "Share" shall mean one share of authorized Common Stock.
               -----

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

5.     STOCK.
       ------
      (a)     Shares Subject to This Plan.
              ----------------------------
              The aggregate number of Shares which may be issued upon exercise of Options under the Plan shall not exceed Two Hundred and Eighty Thousand (280,000) subject to adjustment pursuant to Section 8 hereof.

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


9.     SECURITIES LAW REQUIREMENTS.
       ----------------------------
      (a)     Legality of Issuance.
              ---------------------
              No Share shall be issued upon the exercise of any Option unless and until the Corporation has determined that:

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

                                        Exhibit 4.3

                        1995 Employee Stock Purchase Plan - Amended As Of
                                 July 18, 1997 and August 7, 1998


                             CALIFORNIA MICRO DEVICES CORPORATION
                          1995 EMPLOYEE STOCK PURCHASE PLAN AS AMENDED
                          --------------------------------------------
                               JULY 18, 1997 AND AUGUST 7, 1998
                               --------------------------------


1.     PURPOSE.
       --------
       The purpose of this Plan is to provide an opportunity for Employees of California Micro Devices Corporation (the "Corporation") and its Designated Subsidiaries, to purchase Common Stock of the Corporation and thereby to have an additional incentive to contribute to the prosperity of the Corporation. It is the intention of the Corporation that the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and the Plan shall be construed in accordance with this intention.

2.     DEFINITIONS.
       -------------
      (a)     "Board" shall mean the Board of Directors of the Corporation.
              -------
      (b)     "Code" shall mean the Internal Revenue Code of 1986, as amended.
              ------
      (c)     "Committee" shall mean the committee appointed by the Board in
              -----------
accordance with Section 12 of the Plan.

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

      (h)     "Employee" shall mean an individual employed (within the meaning
              ----------
of Code section 3401(c) and the regulations thereunder) by the Corporation or a Designated Subsidiary.

      (i)     "Entry Date" shall mean the first day of each Option Period.  The
              ------------
first Entry Date shall be such date as is determined by the Committee.

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

     (l) "Fair Market Value" shall mean the value of one (1) share of Common Stock on the relevant date, determined as follows:

                (i) If the shares are traded on an exchange or on the Nasdaq Stock Market, the reported "closing price" on the next preceding trading day (provided that in the case of the first Entry Date, the Fair Market Value shall be the initial price to the public in the Company's initial public offering);
               (ii) If the shares are traded over-the-counter on the NASDAQ System (other than on the Nasdaq Stock Market), the mean between the bid and the ask prices on said System at the close of business on the next preceding trading day (provided that in the case of the first Entry Date, the Fair Market Value shall be the initial price to the public in the Company's initial public offering); and
              (iii) If neither (1) nor (2) applies, the fair market value as determined by the Committee in good faith. Such determination shall be conclusive and binding on all persons.

      (m)     "Option Period" shall mean a period of up to twenty-seven (27)
              ---------------
months as determined by the Committee.

      (n)     "Participant" shall mean a participant in the Plan as described
              -------------
in Section 4 of the Plan.

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

5.     OFFERING.
       ---------
       5.1 The maximum number of shares of Common Stock which may be issued pursuant to the Plan shall be Four Hundred Sixty Thousand (460,000) shares. The Committee may designate any amount of available shares for offering for any Option Period determined pursuant to Section 5.2.

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