Form 10-Q
period 1998-09-30
CALIFORNIA MICRO DEVICES CORP
filed 1998-11-10
CIK 800460

United States
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                                     (Mark One)

[ x ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities
Exchange Act Of 1934   For the Period Ended September 30, 1998

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

As of September 30, 1998, there were outstanding 9,984,951 shares of Issuer's Common Stock.

                         CALIFORNIA MICRO DEVICES CORPORATION


                                      INDEX


                          PART I.     FINANCIAL INFORMATION

                                                                   Page Number

Item 1.     Financial Statements

        Statements of Operations
            Three and Six Months Ended September 30, 1998 and 1997     2

        Balance Sheets
            September 30, 1998 and March 31, 1998                      3

        Statements of Cash Flows
            Six Months Ended September 30, 1998 and 1997               4

        Notes to Financial Statements                                  5

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations            7


PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                         10

Item 6.     Exhibits and Reports on Form 8-K                          10

Signature                                                             11




                                   ii

<pag>
ITEM 1.        Financial Statements.
               ---------------------

                         CALIFORNIA MICRO DEVICES CORPORATION
                               STATEMENTS OF OPERATIONS
                     (Amounts in Thousands, Except Per Share Data)
                                    (Unaudited)

                                          Three Months Ended    Six Months Ended
                                            September 30,         September 30,
                                          ------------------    ----------------
                                            1998      1997      1998      1997
                                           ------  -------      ------  --------
Revenues:
  Net product sales                       $ 8,328  $ 7,954     $16,560  $16,062
  Technology related revenues                   -      175           -      381
                                           ------  -------     -------  -------
    Total revenues                          8,328    8,129      16,560   16,443

Cost and expenses:
  Cost of sales                             6,238    5,847      12,787   11,112
  Research and development                    774      771       1,676    1,579
  Selling, marketing and administrative     1,926    1,981       3,407    3,997
                                           ------  -------     -------  -------
    Total costs and expenses                8,938    8,599      17,870   16,688
                                           ------   -------     -------  ------

Operating (loss)                             (610)    (470)     (1,310)    (245)
Other expense net                             160      145        305       254
                                           ------  -------     -------  -------
(Loss) before income taxes                   (770)    (615)    (1,615)     (499)
Income taxes                                    -        -          -         -
                                           ------  -------     -------  -------

Net (loss)                                $  (770)  $ (615)    $(1,615)  $ (499)
                                          =======   ======     =======   ======

Basic and diluted net (loss) per share    $ (0.08)  $(0.06)    $ (0.16)  $(0.05)
                                          =======   ======     =======   ======

Weighted average common shares outstanding  9,985    9,837       9,984    9,797
                                          =======   ======     =======   ======

The accompanying notes are an integral part of these financial statements.

                         CALIFORNIA MICRO DEVICES CORPORATION
                                  BALANCE SHEETS
                       (Amounts in Thousands, Except Share Data)
                                   (Unaudited)

                                               September 30,          March 31,
                                                  1998                  1998
                                               -------------          ----------
ASSETS:
Current assets:
  Cash and short-term securities                $     113            $     480
  Short-term investments                            4,253                5,110
  Accounts receivable, less allowance for
    doubtful accounts of $398 and $380              4,718                5,086
  Inventories                                       8,245                8,092
  Other assets                                        405                  987
                                                 --------             --------
    Total current assets                           17,734               19,755

Property, plant & equipment, net                   12,569               12,925
Restricted cash                                     3,038                2,909
Other long term assets                                397                  405
                                                 --------             --------
    Total assets                                 $ 33,738             $ 35,994
                                                 ========             ========
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                              $   3,099            $   3,328
  Accrued salaries and benefits                     1,034                1,008
  Other accrued liabilities                           608                  802
  Deferred margin on shipments to distributors        458                  581
  Current maturities of long-term debt and
   capital lease obligations                          398                  489
                                                 --------             --------
    Total current liabilities                       5,597                6,208

Long-term debt, less current maturities             7,185                7,185
Capital lease obligations, less current maturities    881                  974
                                                 --------             --------
    Total liabilities                              13,663               14,367

Shareholders' equity:
  Common stock - no par value; authorized
    25,000,000; issued and outstanding
    9,984,951 and 9,874,131                        53,041               53,011
  Retained Earnings                               (32,966)             (31,384)
                                                 --------             --------
    Total shareholders' equity                     20,075               21,627

  Total liabilities and shareholders' equity     $ 33,738             $ 35,994
                                                 ========             ========


The accompanying notes are an integral part of these financial statements.

                           CALIFORNIA MICRO DEVICES CORPORATION
                                STATEMENTS OF CASH FLOWS
                                  (Amounts in Thousands)
                                       (Unaudited)
                                                            Six Months Ended
                                                              September 30,
                                                            ------------------
                                                            1998        1997
                                                            --------   --------

Cash flows from operating activities:
  Net loss                                                 $  (1,615)  $   (499)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                             1,424      1,403
     Net increase in inventories                                (153)      (969)
     Net decrease/ (increase) in accounts receivable             369        (39)
     Net decrease in prepaid expenses and other current assets   589        311
     Net decrease in trade accounts payable and other
       current liabilities                                      (397)      (274)
     Net decrease in other long term assets                        -          8
     (Decrease)/ increase deferred margin on distributor sales  (123)        89
                                                            --------   --------
       Net cash provided by operating activities                  94         30
                                                            --------   --------

Cash used in investing activities:
  Securities purchases                                        (2,006)      (507)
  Securities sales                                             2,896      1,505
  Capital expenditures                                        (1,068)      (770)
  Net change in restricted cash                                 (129)      (483)
                                                            --------   --------
Net cash used in investing activities                           (307)      (255)
                                                            --------   --------

Cash flows from financing activities:
  Repayments of capital lease obligations                       (184)      (195)
  Repayments of long-term debt                                     -          -
  Proceeds from issuance of common stock                          30        671
                                                            --------   --------
  Net cash (used in)/ provided by financing activities         (154)       476
                                                            --------   --------

  Net (decrease)/ increase in cash and cash equivalents         (367)       251
  Cash and cash equivalents at beginning of period               480        343
                                                            --------   --------
  Cash and cash equivalents at end of period                $    113    $   594
                                                            ========    ========
Supplemental disclosures of cash flow information:
  Interest paid                                             $    449     $  474
  Income taxes paid                                         $      -     $    -
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized gain/(loss) on securities                      $     (5)    $ (31)
  Capital expenditures financed through capital
    lease obligations                                       $      -     $   92

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION

                           Notes to Financial Statements

1.    Basis of Presentation
     ----------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of September 30, 1998, results of operations for the three and six month periods ended September 30, 1998 and 1997, and cash flows for the six-month periods ended September 30, 1998 and 1997. Results for the quarter are not necessarily indicative of fiscal year results.

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

3.    Inventories
      -----------
    The components of inventory consist of the following (amounts in thousands):

                                           September 30,           March 31,
                                                1998                1998
                                           -------------           ---------
                    Raw materials          $     711              $     775
                    Work-in-process            5,376                  5,480
                    Finished goods             2,158                  1,837
                                           ---------              ---------
                                           $   8,245              $   8,092
                                           =========              =========

4.    Litigation
      ----------
Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1998, and its report on Form 10-Q for the quarter ending June 30, 1998.

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

The Company believes, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional material adverse impact on the Company's financial condition.

5.    Net Income (Loss) Per Share
      ----------------------------
Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted earnings per common share do not differ from the Company's previously reported earnings per common and common equivalent share.

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

Comprehensive loss for the three months ended September 30, 1998 and 1997 was $772,000 and $619,000, respectively.

ITEM 2.    Management's Discussion And Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ----------------------

Results of Operations

Product sales for the quarter ended September 30, 1998, increased by $374,000 or 5% compared to the quarter ended September 30, 1997. Unit shipments increased 17% to 13.4 million units in the September 30, 1998 quarter compared to 11.5 million units in the year-earlier quarter. The increase in product sales was primarily due to increased sales of the Company's P/Active(R) family of products to the personal computer ("PC") market.
Thin film products accounted for approximately 68.5% of product sales and approximately 82% of units shipped for both the quarters ended September
30, 1998 and 1997. However, sales of the newer thin film PAC(tm) products, including the P/Active(R) family, increased from 15% of total product sales and 20% of total units shipped in the year ago quarter to 30% of total dollar sales and 40% of total units shipments in the quarter ended September 30, 1998, offset by decreases in older thin film products.

Product sales for the six month period ended September 30, 1998, increased by $498,000, or 3%, also due to increased sales of the Company's P/Active(R) family of products. Units shipments increased 13% in the six month period ended September 30, 1998, compared to the year-earlier period. Thin film products represented approximately 67% of product sales and approximately
80% of unit shipments, for both the six months periods ended September 30, 1998 and 1997.
However, sales of the newer thin film PAC(tm) products, including P/Active(R), increased from 10% of total product sales and 13% of total units shipments in the six months ended September 30, 1997, to 26% of total product sales and 38% of total unit shipments in the six months ended September 30, 1998, offset by decreases in older thin film products.

There was no technology related revenue for the three and six months ended September 30, 1998, compared to technology revenues of $175,000 and $381,000 for the three and six months ended September 30, 1997, respectively, due to lack of participation by Hitachi Metals, Ltd. ("HML") in shared engineering projects. The Company expects no revenue from HML for joint research and development in the future.

Gross margins increased sequentially to 25% in the September 30, 1998 quarter compared to 20% in the June 30, 1998 quarter due to improved yields and cost reductions. Compared to a year ago gross margins are lower due to a changing mix of products and continued pricing pressure in the PC market and lower mix of products for the US telecommunications market.

R&D expense was $774,000 and $1,676,000 for the three and six months ended September 30, 1998 compared with $771,000 and $1,579,000 in the year earlier periods.

Selling, marketing and administrative expenses were $1,926,000 and $3,407,000 for the three and six months ended September 30, 1998, compared to $1,981,000 and $3,997,000 in the year earlier periods. The reduction in administrative expense for the six months ended September 30, 1998 was due to the receipt of a one-time insurance settlement in June 1998.

As a result of the factors discussed above, operating losses for the three and six months ended September 30, 1998, were $610,000 and $1,310,000 compared to operating losses of $470,000 and $245,000 in the year earlier periods.

Other income/expense for the three and six months ended September 30, 1998, was an expense of $160,000 and $305,000 as compared to expense of $145,000 and $254,000 in the year earlier periods. This increase was due primarily to reduced interest income from investments.

No income taxes were accrued for the three and six months ended September 30, 1998, or September 30, 1997, due to the availability of tax loss carry forwards and current periods losses.

The weighted average common shares outstanding were 9,985,000 shares and 9,984,000 shares for the three and six months ended September 30, 1998, respectively, compared to 9,837,000 shares and 9,797,000 shares, respectively, in the year earlier periods.

Liquidity and Capital Resources

Net cash and cash equivalents as of September 30, 1998, decreased $1,224,000 from March 31, 1998. Inventory levels increased by $153,000 due to increased finished goods for the higher-volume P/Active(R) products. Purchases of new production and computer equipment amounted to $850,000. In addition, $336,000 was expended for end-of-lease buyouts of production equipment. Off setting this was a drop in accounts receivables of $368,000 partially offset by a reduction in accounts payable of $229,000.

The Company has a $3.0 million line of credit agreement that expires on July 31, 1999. Under the terms of the line of credit, the Company can borrow up to $3.0 million at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings at September 30, 1998 and 1997 and there were no borrowings during fiscal 1998 and 1997. The Company is in compliance with its financial covenants.

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

Impact of Year 2000

Many computer systems employ a two-digit date field and could experience problems beyond the year 1999. Also, some systems assign special meaning to certain dates, such as 9/9/99, and the year 2000 is a leap year, which some systems may not recognize. The Company has evaluated its management information systems (MIS) and has developed a plan, as described herein, to convert all of its MIS applications to year 2000 compliant versions by March 31, 1999. This plan is intended to encompass all major categories of systems in use by the Company, including manufacturing, sales, finance and human resources.

California Micro Devices utilizes software packages supplied by outside vendors for all of its critical computer applications. These software vendors have supplied the Company with versions of their software that they have certified to be year 2000 compliant. However, the Company recognizes that relying on certifying statements alone could potentially place our systems at risk if some level of integration and system level testing is not also performed. To ensure that these applications work in its environment, the Company has developed a consolidated, system level test plan that incorporates testing each of the key applications. If problems are detected, these will be reported to the appropriate vendors for corrective action.

To facilitate its conversion to year 2000 compliant systems as well as to eventually improve system redundancy, the Company has purchased and installed a new minicomputer system with the objective of providing a parallel test environment on which the Company can fully execute its test plan. As a result of this expenditure, the Company plans to test its critical applications utilizing copies of its current databases. Once the testing process is completed, the data will be transferred from the existing system and the older system will be brought up to the same level of software and serve as a redundant system for contingency purposes.

Due to its reliance on widely used software packages that have been certified as year 2000 compliant, the Company has not developed a formal contingency plan. Should unforeseen problems surface during its testing of those packages, the Company will evaluate its alternatives, such as utilizing different software packages.

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

The out-of-pocket expenditures incurred to date related to these programs are less than $200,000. The Company currently expects that the total incremental expenditures of these programs will not exceed $300,000.

The costs of the project and the date on which the Company believes it will complete the year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.


Cautionary Statement

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements regarding revenues, orders, and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, unit volumes, intense competition within the industry, the Company's ability to attract and retain high quality people, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products, cost reductions, year 2000 issues, and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth above and elsewhere in this Form 10-Q.

                           PART II.     OTHER INFORMATION


ITEM 1.        Legal Proceedings.
               ------------------

Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1998, and its report on Form 10-Q for the quarter ending June 30, 1998.

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

The Company believes, with regard to these matters and those previously reported, it has, to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional material adverse impact on the Company's financial condition.




ITEM 6.        Exhibits and Reports on Form 8-K.

               Exhibit            Description
               -------            -----------
        (a)    FDS            Financial Data Schedule (For EDGAR Filing Only)

        (b)    Form 8-K       None

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



                           CALIFORNIA MICRO DEVICES CORPORATION
                           ------------------------------------
                                      (Registrant)



Date:   November 10, 1998           /s/ John E. Trewin
                                    ------------------
                                    John E. Trewin
                                    Vice President and Chief Financial Officer