Form 10-Q
period 1998-12-31
CALIFORNIA MICRO DEVICES CORP
filed 1999-02-10
CIK 800460

United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-Q

                                 (Mark One)

[ x ]  Quarterly Report Pursuant To Section 13 or 15(d) of  the
Securities Exchange Act Of 1934
For the Period Ended December 31, 1998

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

As of December 31, 1998, there were outstanding 10,081,293 shares of Issuer's Common Stock.

                    CALIFORNIA MICRO DEVICES CORPORATION

                                   INDEX


                      PART I.     FINANCIAL INFORMATION

                                                            Page Number

Item 1.     Financial Statements

      Condensed Statements of Operations
     Three and Nine Months Ended December 31, 1998 and 1997       3

      Condensed Balance Sheets
     December 31, 1998 and March 31, 1998                         4

      Condensed Statements of Cash Flows
     Nine Months Ended December 31, 1998 and 1997                 5

      Notes to Condensed Financial Statements                     6

Item 2.     Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8


PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 6.     Exhibits and Reports on Form 8-K                     12

Signature                                                        13

                      PART I.     FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
         --------------------


                      CALIFORNIA MICRO DEVICES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                               (Unaudited)

                                 Three Months Ended     Nine Months Ended
                                    December 31,           December 31,
                                 ------------------     -----------------
                                   1998     1997         1998      1997
                                  ------   ------       ------    ------
Revenues:
  Net product sales               $ 8,529   $ 7,702    $25,089   $23,764
  Technology related revenues           -       150          -       531
                                  -------   -------    -------   -------
    Total revenues                  8,529     7,852     25,089    24,295

Cost and expenses:
  Cost of sales                     6,072     5,972     18,860    17,084
  Research and development          1,004       719      2,680     2,298
  Selling, marketing and
    administrative                  1,889     1,904      5,296     5,902
                                  -------   -------    -------   -------
    Total costs and expenses        8,965     8,595     26,836    25,284
                                  -------   -------    -------   -------
Operating loss                       (436)     (743)    (1,747)     (989)
Other expense, net                    190       142        495       396
                                  -------   -------    -------   -------

Loss before income taxes             (626)     (885)    (2,242)   (1,385)
Income taxes                            -         -          -         -
                                  =======   =======    =======   =======
Net loss                          $  (626)  $  (885)   $(2,242)  $(1,385)
                                   =======   =======    =======   =======
Basic and diluted net loss
  per share                       $ (0.06)  $ (0.09)   $ (0.22)  $ (0.14)
                                  =======   =======    =======   =======

Weighted average common
  shares outstanding               10,020     9,881      9,998     9,824
                                  =======   =======    =======   =======

The accompanying notes are an integral part of these condensed financial statements.

                     CALIFORNIA MICRO DEVICES CORPORATION
                            CONDENSED BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)

                                                December 31,    March 31,
                                                    1998          1998
                                                -----------    ----------
                                                (unaudited)
ASSETS:
-------
  Current assets:
    Cash and short-term securities                 $   389        $   480
    Short-term investments                           3,659          5,110
    Accounts receivable, less allowance for
      doubtful accounts of $297 and $398             4,554          5,087
    Inventories                                      8,090          8,092
    Other assets                                       654            986
                                                   -------         ------
      Total current assets                          17,346         19,755

  Property, plant & equipment, net                  12,029         12,925
  Restricted cash                                    3,260          2,909
  Other long term assets                               471            405
                                                   -------         ------
    Total assets                                   $33,106        $35,994
                                                   =======        =======
LIABILITIES & SHAREHOLDERS' EQUITY:
-----------------------------------
  Current liabilities:
    Accounts payable                               $ 2,982        $ 3,328
    Accrued salaries and benefits                      885          1,008
    Other accrued liabilities                          699            802
    Deferred margin on shipments to distributors       521            581
    Current maturities of long-term debt and
     capital lease obligations                         500            489
                                                   -------         ------
      Total current liabilities                      5,587          6,208

  Long-term debt, less current maturities            7,185          7,185
  Capital lease obligations, less current maturities   692            974
                                                   -------         ------
      Total liabilities                             13,464         14,367

  Shareholders' equity:
    Common stock-no par value; authorized 25,000,000;issued and
     outstanding 10,081,293 and 9,978,151           53,259         53,011
  Retained earnings                                (33,617)      (31,384)
                                                   -------        ------
    Total shareholders' equity                      19,642         21,627
                                                   -------         ------
  Total liabilities and shareholders' equity       $33,106        $35,994
                                                   =======        =======

The accompanying notes are an integral part of these condensed financial statements.

                    CALIFORNIA MICRO DEVICES CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                           (Amounts in Thousands)
                                (Unaudited)

                                                      Nine Months Ended
                                                         December 31,
                                                      -----------------
                                                        1998        1997
                                                      -------     -------
Cash flows from  operating activities:
  Net loss                                          $ (2,242)   $ (1,385)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Depreciation and amortization                        2,165       2,133
  Net decrease /(increase) in inventories                  2        (611)
  Net decrease/(increase) in accounts receivable         533        (363)
  Net decrease/(increase) in prepaid expenses and
   other current assets                                  332        (361)
  Net decrease in trade accounts payable and
   other current liabilities                            (572)       (235)
  Net (decrease)/increase in other long term assets      (66)         12
  (Decrease)/increase in deferred margin
   on distributor sales                                  (60)         63
                                                     -------     -------
Net cash from (used in) operating activities              92        (747)
                                                     -------     -------

Cash flows from investing activities:
  Securities purchases                                (3,163)     (3,927)
  Securities sales                                     4,623       5,003
  Capital expenditures                                (1,269)     (1,083)
  Net change in restricted cash                         (351)       (334)
                                                     -------     -------
Net cash used in investing activities                   (160)       (341)
                                                     -------     -------

Cash flows from financing activities:
  Repayments of capital lease obligations               (271)       (266)
  Proceeds from issuance of common stock                 248       1,011
                                                     -------     -------
Net cash (used in)/from financing activities             (23)        745
                                                     -------     -------

Net decrease in cash and cash equivalents                (91)       (343)
Cash and cash equivalents at beginning of period         480         343
                                                     -------     -------
Cash and cash equivalents at end of period           $   389      $    -
                                                     =======       ======
Supplemental disclosures of cash flow information:
  Interest paid                                      $   476      $  512
  Income taxes paid                                  $     -      $    -
Supplemental disclosures of   non-cash investing and financing activities:
  Unrealized gain/(loss) on securities               $     9      $  (34)
  Capital expenditures financed through capital
   lease obligations                                 $     -      $  163

The accompanying notes are an integral part of these condensed financial statements.

                    CALIFORNIA MICRO DEVICES CORPORATION

                   Notes to Condensed Financial Statements

1.   Basis of presentation
     ---------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the Company) financial position as of December 31, 1998, results of operations for the three and nine month periods ended December 31, 1998 and 1997, and cash flows for the nine-month periods ended December 31, 1998 and 1997. Results for the quarter are not necessarily indicative of fiscal year results.

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


3.   Inventories
     -----------
The components of inventory consist of the following (amounts in thousands):

                                December 31,    March 31,
                                   1998            1998
                                ----------      ---------
             Raw materials         $  547        $  775
             Work-in-process        5,716         5,480
             Finished goods         1,827         1,837
                                   ------        ------
                                   $8,090        $8,092
                                   ======        ======


4.   Litigation
     ----------
Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1998, and its reports on Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998.

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

5.   Net Loss Per Share
     ------------------
Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Diluted earnings per common share are calculated in the same manner as the Company's basic earnings per common share.

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

Comprehensive loss for the three months ended December 31, 1998 and 1997 was $617,000 and $919,000, respectively.

7.   Subsequent Events
     -----------------
In January 1999, the Company borrowed $650,000 under a credit agreement collateralized by certain equipment. The term of the agreement is 42 months, carries an interest rate of 9.9%, and has a prepayment option.

ITEM 2.    Management's Discussion and Analysis of Financial
           -------------------------------------------------
           Condition and Results of Operations.
           -----------------------------------

Results of Operations

Product sales for the quarter ended December 31, 1998, increased by $827,000, or 11%, compared to the quarter ended December 31, 1997. Unit shipments increased 26% to 14.4 million units in the December 31, 1998 quarter compared to 11.5 million units in the year-earlier quarter. The increase in product sales was primarily due to increased sales of the Company's P/Active? family of products to the personal computer ("PC") market. Thin film products accounted for approximately 71% of product sales and approximately 84% of units shipped for the quarter ended December 31, 1998 compared to 66% of product sales and 78% of units shipped in the year-earlier period. Within the thin film category, sales of the newer thin film PAC? products, including the P/Active? family, increased to 27% of total product sales and 36% of total units shipped compared to 21% of total dollar sales and 27% of total units shipments in the year ago quarter.

Product sales for the nine months ended December 31, 1998, increased by $1,325,000, or 6%, due to increased sales of the Company's PAC? family of products. Units' shipments increased 18% in the nine-month period ended December 31, 1998, compared to the year-earlier period. Thin film products represented approximately 67% of product sales and approximately 80% of unit shipments, for both the nine months periods ended December
31, 1998 and 1997. However, sales of the newer thin film PAC? products, including P/Active?, increased to 26% of total product sales and 37% of total units shipments in the nine months ended December 31, 1998, compared to 14% and 18%, respectively, in the year-earlier period, offset by decreases in older thin film products.

There was no technology related revenue for the three and nine months ended December 31, 1998, compared to technology revenues of $150,000 and $531,000 for the three and nine months ended December 31, 1997, respectively, due to lack of participation by Hitachi Metals, Ltd. (HML) in shared engineering projects. The Company does not expect to receive revenue from HML for joint research and development in the future.

Gross margins on product sales increased to 28.8% in the December 31, 1998 quarter compared to 22.5% in the December 31, 1997, quarter due to improved yields and cost reductions. Compared to a year ago year-to-date gross margins are lower due to a changing mix of products, continued pricing pressure in the PC market, .and a lower mix of products for the US telecommunications market.

R&D expense was $1,004,000 and $2,680,000 for the three and nine months ended December 31, 1998 compared with $719,000 and $2,298,000 in the year earlier periods. The increase both for the quarter and year-to-date was due primarily to increased material costs related to several new product developments.

Selling, marketing and administrative expenses were $1,889,000 and $5,296,000 for the three and nine months ended December 31, 1998, compared to $1,904,000 and $5,902,000 in the year earlier periods. The reduction in administrative expense for the nine months ended December 31, 1998 was due to the receipt of a one-time insurance settlement in June 1998.

As a result of the factors discussed above, the operating (loss) for the three and nine months ended December 31, 1998 and 1997, was ($436,000) and ($1,747,000), respectively, compared with ($743,000) and ($989,000), respectively, in the year earlier periods.

Other expense (net) for the three and nine months ended December 31, 1998, was $190,000 and $495,000 as compared to net expense of $142,000 and $396,000 in the year earlier periods. The increase for the three month period compared to the year-earlier period is due primarily to the settlement of a patent litigation and the increase for the nine month period is due primarily to that settlement and reduced interest income from investments.

No income taxes were accrued for the three and nine months ended December 31, 1998, or 1997, due to the availability of tax loss carry forwards and current periods losses.

The weighted average common shares outstanding were 10,020,000 shares and 9,998,000 shares for the three and nine months ended December 31, 1998, respectively, compared to 9,881,000 shares and 9,824,000 shares, respectively, in the year earlier periods. The increase of shares during the current periods was partly due to the issuance of 30,000 shares of restricted common stock issued as part of the above mentioned settlement of patent litigation. This increase also included the issuance of 66,342 shares of common stock through the employee stock purchase plan during the nine months ended December 31, 1998.

Earnings (loss) per share were $(0.06) and $(0.22) for the three months and nine months ended December 31, 1998, compared to $(0.09) and $(0.14) for the year earlier periods, respectively.

Liquidity and Capital Resources

Net cash, cash equivalents and short-term investments as of December 31, 1998, decreased $1,542,000 from March 31, 1998, primarily due to capital expenditures of $1,269,000 for equipment, and payment of capital lease obligations of $271,000. A decrease in accounts receivable of $533,000 was offset by a reduction in accounts payable and other current liabilities of $572,000.

The Company has a $3.0 million line of credit agreement that expires on July 31, 1999. Under the terms of the line of credit, the Company can borrow up to $3.0 million at prime, collateralized by short-term investments managed by the bank. There were no bank borrowings at December 31, 1998 and 1997 and there were no borrowings during fiscal 1998 and 1997. The Company is in compliance with its financial covenants.

In January 1999, the Company borrowed $650,000 under a credit agreement collateralized by certain equipment. The term of the agreement is 42 months, carries an interest rate of 9.9%, and has a prepayment option.

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

California Micro Devices utilizes software packages supplied by outside vendors for all of its mission critical applications. These software vendors have supplied the Company with versions of their software that they have certified to be year 2000 compliant. However, the Company recognizes that relying on certification statements alone could potentially place its systems at risk if some level of integration and system level testing is not also performed. To ensure that these applications work in CMD's environment, the Company has completed a consolidated, system level test plan that incorporated testing each of the key applications. The positive results of these tests have allowed the Company to proceed with its migration plan to year 2000 compliant systems and the Company expects to be fully converted by the end of fiscal year 1999 (March 31, 1999). As a result of the above progress, the Company has not formulated formal contingency plans regarding conversion to year 2000 compliant critical systems. Should any unforeseen difficulties arise in the implementation of these software packages, the Company would convert to alternate software packages.

The Company has completed its evaluation of computers and software utilized in its manufacturing operations. Nothing has come to the attention of the Company that would indicate a material impact of year 2000 issues on the Company's results of operation or financial condition.

The Company is also evaluating the possible impact of year 2000 issues on its key suppliers and subcontractors. Noncompliance with year 2000 issues on the part of key suppliers and subcontractors could result in disruption of the Company's operations. However, the potential impact and related costs are not known at this time.

The out-of-pocket expenditures incurred to date related to these programs are less than $200,000. The Company currently expects that the total incremental expenditures of these programs will not exceed $500,000. Most of these expenditures involve new capital equipment that will amortize over a three to five year period.

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

Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations. However, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.



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

                        PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.
           -----------------

Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1998, and its report on Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998.

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

ITEM 6.    Exhibits and Reports on Form 8-K.
      (a)   Exhibits
     Exhibit 27   Financial Data Schedule*

      (b)   Reports on Form 8-K

            On November 30, 1998, the Company filed a Form 8-K, under Item 5, reporting the release of certain information regarding the Company's new officer.



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



                     CALIFORNIA MICRO DEVICES CORPORATION
                     ------------------------------------
                                (Registrant)



Date:  February 11, 1999        /s/ John E. Trewin
                               ---------------------------
                                John E. Trewin
                                Vice President and Chief Financial Officer