Form 10-K
period 1999-03-31
CALIFORNIA MICRO DEVICES CORP
filed 1999-06-16
CIK 800460

Financial Review




 1   Description of Business

12   Properties

12   Legal Proceedings

14   Commong Stock and Related Matters

14   Five Year Selected Financial Data

15   Management's Discussion and Analysis

19   Financial Statements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-15449

                      CALIFORNIA MICRO DEVICES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       California                                                94-2672609
----------------------------                                   -------------
(State or other jurisdiction                                   (IRS Employer
     of incorporation)                                       Identification No.)


    215 Topaz Street, Milpitas, CA                               95035-5430
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

        Registrant's telephone number, including area code: (408)263-3214
                                                            -------------


        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 1999, was approximately $16,090,000 based upon the last sale price of the common stock reported for such date on the Nasdaq National Market System. For purposes of this disclosure, common stock held by persons who hold more than 10% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 1999, the number of shares of the Registrant's common stock outstanding were 10,116,144.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held August 5, 1999.

                                     PART I

     This  report  contains  forward-looking  statements  within the  meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements regarding revenues, orders, and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the Company's ability to attract and retain high quality people, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products, expense reductions, year 2000 issues, and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth below and elsewhere in this Form 10-K.


ITEM 1. BUSINESS.

General

California Micro Devices Corporation ("California Micro Devices", "CAMD" or "the Company") is the acknowledged industry leading supplier of Thin Film Integrated Passive Devices ("IPD's") and complimentary semiconductor solutions. The Company serves Original Equipment Manufacturers ("OEM's"), Contract Manufacturers ("CM's") and End User electronic systems manufacturers who need higher density, higher performance, lower cost, unique functionality, and faster time to market for their passive and combined passive and semiconductor solutions. The Company combines multiple Thin Film Passive Electronic Components (resistors and capacitors) and/or semiconductor devices into single chip solutions for many of the industry's densest, highest performance electronic applications. In the last two years the Company has focused its expertise on providing high volume, cost effective solutions for computer systems and peripherals, high performance networking, and the mobile communications markets.

The Company's  IPD's are  application  specific,  high volume standard and lower volume custom products. They represent complete solutions to the electronic problems of termination, filtering, electrostatic discharge ("ESD") protection, and power switching that plague many system designers. California Micro Devices uses its semiconductor technologies to complement and enhance its IPD's and uses its extensive thin film technology to enhance the capabilities of its semiconductor products. Most of the systems in the Company's target markets include a core of highly integrated integrated circuits ("IC's"), accompanied by discrete passive components, semiconductors and low integration level IC's. The Company's goal is to service the need for the integration of these companion components. In recent years, these "un-integrated devices" have come to dominate the size and significantly impact the cost of most systems, providing a value added opportunity for the Company.

Unlike traditional discrete passive components that were developed during the age of the transistor, IPD's are targeted to complement many of todays most sophisticated and cost effective integrated circuit based systems. Applications in fields such as high-speed computers and peripherals, telecommunications, networking, and medical instrumentation demonstrate the value that the Company can bring to almost any electronics application.

During fiscal year 1999, the Company introduced additional semiconductor products designed to provide ESD protection to today's faster, more sensitive electronic systems. In addition, the Company developed and introduced new semiconductor devices in the areas of Power Management and Operational Amplifiers which target the same systems as the IPD's.

California Micro Devices designs, manufactures, and sells certain older semiconductor products (primarily analog and mixed signal products for the telecommunications industry). These sales continue to be a significant portion of the Company's business, accounting for approximately 35% of product sales over the last three fiscal years. The sales of these older products, which have historically constituted the bulk of the Company's semiconductor revenue, continue to decline. Sales of new P/Active(R) products, plus the revenue from foundry services, now make up the majority of the Company's semiconductor sales.

The Company was incorporated in 1980, and has been a public company since 1986. It utilizes 86,000 square feet of facilities in Milpitas, California and Tempe, Arizona.

Passive Components

Passive components - principally resistors and capacitors - are used in virtually all electronic products. They filter, condition, shape, terminate and improve the characteristics of the electrical signals used and transmitted by active components such as microprocessors, Application Specific Integrated Circuits ("ASIC's") and dynamic random access memories ("DRAM's"). Although the role of passive components has changed over the years, the overall demand for these products has continued to grow, even with the transition to higher levels of semiconductor integration. For many years the number of passive components in systems such as personal computers decreased, offset in the market by increases in the numbers of systems sold. However, in recent years there has been a reversal of this trend. For example, the number of passives in a PC reached a minimum with the 486 generation and is now showing dramatic increases in the Pentium(R), Pentium Pro(R), Pentium II(R),1 and equivalent workstation generations and servers. Similar trends are occurring in other areas such as cellular phones, where multiple bands, new functionality and higher frequencies are being incorporated in state of the art systems, dramatically increasing the numbers of passive components.

According to industry sources, the worldwide market for selected passive components includes over $5.0 billion for resistors and resistor networks, and over $9.0 billion for capacitors. Pricing pressures have been extremely severe for the last couple of years, but unit consumption continues to grow significantly. This is driven by the increasing complexity of products such as personal computers, networking equipment and telecommunications devices, and the increasing volume of portable products such as cellular phones, personal communication systems ("PCS"), pocket pagers, personal digital assistants ("PDA's") and notebook computers. In addition, market growth has been augmented by greater electronic content in products such as automobiles and appliances. During calendar year 1996, over-capacity in the passives industry led to significant price reductions that continued unabated through the Company's fiscal 1999, so that even in the face of increased unit demands, total industry revenue has declined. Although California Micro Devices only addresses a small portion of the overall market for passive components, it is focused on some of the largest and most rapidly growing segments. The Company's prospects are dependent on its ability to penetrate customers and applications in the face of this intense competitive price pressure.

The target applications for the Company's IPD's are those traditionally served by multi-layered ceramic capacitors ("MLCs") and thick-film resistors interconnected on PC boards. Passive components manufactured for placement on PC boards, which comprise most of the worldwide market for resistors and small value capacitors, are traditionally discrete components, able to perform only a single function per device. The direction among the manufacturers of these devices has been to make them smaller and cheaper. However, these devices are reaching physical size and cost limits. In the last couple of years, small levels of integration, normally 4 or 8 components per device, have been gaining popularity in the discrete passives market. This trend began initially in the resistor market, but in the last year has become more common in some small value capacitors. This low but increasing level of integration has significantly increased the competitiveness of the traditional technologies compared to the Company's products, but the total conversion costs of the competitor's devices (the total cost to use them), continues to exceed the total cost of the component by factors of 5X to 20X. This provides the opening for the Company's higher levels of integration, which is further complemented by the combination of passive and active components. This combination is beyond the capability of the traditional passive components.


-----------------
1    Pentium,  Pentium Pro, and Pentium II are  registered  trademarks  of Intel
     Corp.

The low level of integration found in traditional passive components has several limitations. To date, these products offer only resistors or capacitors, and not combinations of the two. Also, these products are single valued arrays, meaning that all of the resistors or capacitors have the same value. In contrast, continuing improvements in silicon fabrication technology have enabled integrated circuit manufacturers to integrate increasing numbers of active components, principally transistors, onto single semiconductor chips. This integration has increased the number of functions performed by each chip, improved performance, and significantly reduced the cost per function. The failure of passive components to match the improvements in active components has led to a relative increase in the cost of using passive components as compared to the cost of the active elements, increased the proportion of space occupied by passive components on many printed circuit boards ("PCB's"), and in some cases limited the ability of system designers to take advantage of higher performance integrated circuits. This is the opportunity California Micro Devices looks to exploit. Most of the traditional thick film passive manufacturers have recognized the advantages of thin film devices, announced their intentions to enter the market, and acknowledged the Company's leadership in the field. Standards organizations such as the Electronic Industries Associate (EIA) in which, California Micro Devices plays a significant role, are now drafting standards for IPD's, a sign of the increasing role that these devices are beginning to play in the industry. The first of these standards was issued during the company's 1999 fiscal year.

California Micro Devices' Goal/Strategies

The Company's goal, as the leader in Integrated Passive Devices, is to create a high growth, high profitability company by converting significant portions of the thick film passive market to its thin film, Integrated Passive technology. The Company's strategy for achieving this is to target specific market segments which place a high value on the Company's capabilities, develop solutions to targeted high volume applications (standard or custom), and leverage its thin film and semiconductor expertise - which it believes is a unique combination in the industry - to provide products with significant cost, size, performance and reliability advantages over traditional passive components. The Company is also using its base of thin film technology to enhance its semiconductor technology and to provide components that complement its unique passive solutions to customer problems. Key elements of the Company's strategy include:

         Target High Volume Solutions - The Company targets manufacturers of products in growth markets such as personal computers and servers, cellular phones and their infrastructure, pagers, networking, wireless computer networks and high performance graphics workstations, all of which have an increasing need for higher performance and higher density passive components. The Company attempts to identify common, high volume applications or, when appropriate, designs customized solutions to meet particular customer applications.

         Combine Semiconductor Functions with its Passives and vice versa - Whenever it is possible to combine semiconductor functions with its passive technologies, the Company is able to create unique value added for its customers while at the same time generally improving its own margins.

         Commit to Technology Leadership - California Micro Devices uses its extensive thin film processing and materials expertise in combination with its semiconductor capabilities to develop and expand its product technology. For example, during fiscal 1999, the Company announced the introduction of its second generation P/Active(R) RC technology that effectively doubled the capacitance density, which could be achieved without sacrificing other characteristics such as reliability and high frequency functionality. This improved processing technology allowed the Company to expand its product capabilities, integrate more devices in a single package, and serve a broader segment of the passive component markets by lowering the cost of manufacturing. This process development strategy is the equivalent of Moore's law in the semiconductor industry, meaning the ability of the industry to double the number of transistors on a chip every 18 months. The Company is also using its expertise in integrating different components to develop combinations of passive components and certain active components (such as MOS transistors and Schottky diodes with passives), into its P/Active(R) solutions. In addition, the Company has been developing new semiconductor products for the mobile telecommunications market and other custom applications.

         Enhance Position as Low Cost Solution Provider - California Micro Devices believes that, through the use of its thin film technology, it can provide one of the lowest total cost solutions for its customer's passive component needs. Having made significant capital and technology investments to enhance its position during fiscal year 1997, the Company embarked on an aggressive pricing policy in fiscal years 1998 and 1999 aimed at penetrating markets in which cost savings are a dominant driver. While this has short-term negative impacts, the Company believes that this strategy is necessary to gain market acceptance for its products outside the traditional and more limited applications which integrated passive have fulfilled. The resulting increases in volume sales are expected to more than offset the effects of this pricing strategy.

         Develop Highly Responsive Product Development and Production Capabilities - Passive component usage is not typically pre-planned to the extent that semiconductor requirements are anticipated. This is because most passive components are standard, off the shelf components, not solutions to problems. This creates a need for extremely fast new product development to be able to service customer requirements at the tail end of their design process. California Micro Devices believes that solving this response problem is key to reducing the customer's risk profile in using IPD's and has been making investments in both development capability and the inventory planning and production capabilities to service this need and create a unique position for the Company.

         Leverage the Volume Capabilities of California Micro Devices' Technology and Facilities - The Company has historically had underutilized fabrication facilities, both in Tempe and in Milpitas (both currently 25% to 30% utilization). The Company is taking advantage of this capability to be aggressive on volume pricing. It is also doing foundry work (contract wafer manufacturing) for other semiconductor manufacturers to leverage the fixed investment. While these activities provide a lower average margin than the Company's traditional products, they provide an opportunity for additional fixed cost absorption and higher incremental margin, while the Company fine tunes its manufacturing operations for even lower costs.

P/Active(R) Products

In the spring of 1996, California Micro Devices introduced its new P/Active(R)1 family of integrated passive components. These devices represent a major step forward in the development of high performance, lower cost passive components. In fiscal year 1998 these products began to generate revenue and currently represent the most rapidly growing segment of the business.

Historically, integrated thin film passive components have been built on silicon wafers, but the silicon was incidental to the devices themselves. Silicon wafers are relatively cheap, readily available, of extremely high quality, and are supported by many generations of semiconductor processing equipment. They make an outstanding vehicle on which to deposit thin films for creating higher performance passive components, but the role of the silicon was historically that of an inactive carrier.

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

-----------------
1 P/Active (R) is a registered trademark and IPEC and PAC are trademarks of California Micro Devices.

For the last year, the Company has focused much of its development efforts on using the thin film passive technology to provide enhancement to semiconductor devices. The Company believes that this allows for greater levels of integration and creates unique opportunities for the Company, not serviceable by the traditional passives suppliers and by only a small number of semiconductor companies.

California Micro Devices Advantages

The Company integrates multiple passive elements and small-scale integration semiconductors into a single integrated circuit. The Company believes that its thin film products have the following desirable advantages over traditional thick film technology components:

         Smaller Size for Miniaturization and Portability - Customer demand for smaller, more portable products and more functionality within a given space has created a need to reduce component size. Discrete passive components typically require significant space on the PCB, limiting either the ability to shrink product size or to incorporate additional features. This is particularly important in devices such as portable computers, cellular phones and pagers. The integration of multiple passive devices on a single integrated circuit reduces the size and weight of the passive components. This has been the most important factor in the Company's sales to date. For instance, cellular phones generally require hundreds of discrete semiconductors and passive components, which can consume as much as 2/3 of the PCB space. Even one of the Company's older IPEC(TM) products, which integrates 18 capacitors and 18 resistors, reduces the space used on the PCB by up to 80% compared to the use of the same number of discrete elements. Discrete components have been introduced in smaller sizes in an attempt to provide space savings. But such tiny devices create assembly rework and reliability problems for manufacturers, which significantly increases costs. It appears that discrete passive components are reaching the limits of size reduction and there is increasing interest in integrating more components in a given package as the Company is doing. The traditional passives manufacturers have begun to introduce their own limited levels of integration as well.

         Lower Total Cost Solutions - Manufacturers of electronic products face intense price competition, especially in the last couple of years. By integrating multiple passive elements onto a single chip, the Company is able to offer a lower total cost solution than that offered by most discrete passive component manufacturers. The cost of purchasing and placing one of the Company's thin film integrated resistor/capacitor networks - which may combine as many as 76 components in a single surface mount package - can be as much as 75% less than the cost of purchasing and installing an equivalent number of thick film discrete elements. The Company's Super PAC(TM) 1284 solution for the parallel ports of PC's and Workstations replaces 25 discrete resistors, 17 capacitors, and the equivalent of 34 ESD protection diodes with one miniature IC package. The customer also realizes further cost savings by reducing the size of the printed circuit board, and by eliminating board interconnection. Marketing this advantage effectively to potential customers remains one of the Company's most significant challenges as the savings in manufacturing time and effort and space must be demonstrated to the customer rather than simply comparing the cost of the components.

         Performance at Higher Frequencies - The increasing use of faster microprocessors in computers and higher frequencies in communication products, has created a significant demand for improved passive component performance. Traditional passive components do not perform well at many of today's higher frequencies due to a variety of problems including variation of characteristics with frequency, signal matching delays, and inconsistencies in characteristics between devices and the PCB's on which they are used. These problems often keep higher frequency systems from operating to their full capability. The Company's thin film technology components perform well at high frequencies due to the inherently smaller size of the component and the ability to achieve consistent placement of the components relative to each other. The Company's new PAC(TM) RC family of filters operates properly at up to 10 times the frequency of traditional discrete components. Other devices such as the PAC(TM) RG have been characterized at frequencies up to 10 GHz (well beyond the functional limits of traditional devices) and are being adopted by some customers to achieve the operating frequency they need for the operation of next generation systems.

        Unique Electrostatic Discharge (ESD) Protection Capabilities - All of California Micro Devices P/Active(R) family of products have been designed to tolerate high levels of electrostatic discharge, and these capabilities are constantly being enhanced to keep pace with increasingly stringent industry requirements. Recently, the European Community has introduced new electrostatic discharge requirements for systems aimed at improving system reliability in the field. The Company has taken a leadership position in providing protection devices, which meet the most stringent levels of these new standards, while simultaneously increasing the ESD capabilities of its PAC(TM) RC family of products to not only survive the tests themselves, but also to help protect other devices to which they might be connected.

         EMI/RFI Filtering Capabilities - Electronic systems designed to operate at high frequencies can emit high levels of Electromagnetic Interference/Radio Frequency Interference ("EMI/RFI"). The Federal Communications Commission ("FCC") and the European Community strictly regulate these emissions. Because systems manufacturers can only test for the existence of EMI/RFI emission problems late in the product design cycle, non-compliance with FCC requirements can result in costly delays in product introductions. As products run at higher frequencies and become smaller and more mobile, the difficulty in suppressing these emissions increases. The Company's filters are capable of suppressing EMI/RFI noise by as much as 10 times more than combinations of thick film components at high frequencies. The Company believes that this provides a significant advantage for state of the art digital cellular phones, high performance microcomputers and workstations as well as portable electronic equipment. The Company's new P/Active(R) filters are effective to over 3 GHz, as much as 10 times the frequency at which traditional capacitors stop acting like capacitors and start behaving like inductors (stop filtering). This can result in fewer problems in final FCC testing.

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

Sales and Marketing

The Company has focused its marketing efforts in the areas of computers and their peripherals, portable communications devices and their infrastructural support, and networking systems. Additionally, the Company focuses its own efforts on major world wide electronic system manufacturers who are considered market leaders in these segments, and where the Company feels it has the greatest opportunities and ability to influence the industry at large. This often involves a longer design-in cycle, but has greater long-term business potential.

The sales process requires that the Company achieve design wins in which its products are specified for individual projects. The Company's products are generally not specified without engineer to engineer contact, as well as strong interaction with procurement, and sometimes other functions within the customer's organization.

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

During fiscal 1999, the Company further strengthened its applications engineering effort to understand in detail the problems facing the users in its chosen segments. The goal is to be able to specify and ultimately design application specific passive networks, which satisfy the needs of multiple customers. Progress in this area is particularly evident in the improved strength of the Company's applications engineering group and the increased numbers of application notes and seminars the group has completed. The Company has become a value-added partner with some of its customers, as well as leading vendors of semiconductor devices, to provide the knowledge and the passive networks to complement the active devices in a system.

California Micro Devices sells its products to OEM's, distributors, and contract manufacturers. The Company's sales channels consist primarily of independent regional sales representatives supported by the Company's sales force, which is located in Milpitas, California and in four regional sales offices throughout the United States. The Company believes that independent sales representatives generally provide an effective sales force at a lower cost than a dedicated internal sales force. Independent sales representatives are generally able to leverage their sales efforts by offering multiple, although normally not competing, products from different vendors to their customers. This makes them ideal channels for opening the doors at customer sites. Toward the end of fiscal year 1999 the Company also took actions to increase the amount of direct presence it has in the field, with the intention of providing a greater degree of the Company support and direction to the representatives. The Company's major accounts are also supported by headquarters' directed efforts of the sales, marketing and applications engineering staff.

In fiscal 1999, the Company also added a dedicated Strategic Account Group to service the top five account opportunities.

The Company sells through distributors, in the USA, Far East, and Europe, to provide sources of its products at locations close to the customers. As the Company's standard product line expands, the Company expects that more of its sales may be through national, international, and regional distributors. Distributors are particularly effective in serving smaller customers and those with particular service requirements. In the last year there has also been a slight shift towards the use of distributors to support the short lead times required by many contract manufacturers.

There is a distinct shift towards the use of contract manufacturing within the Company's customer base, and the indications are that this trend will continue. By the end of fiscal 1998 and continuing into fiscal 1999, a contract manufacturer had become the Company's single largest direct purchaser of product. In recognition of this trend, the Company established a contract manufacturing account program at the end of fiscal 1999 to be able to further develop sales opportunities in this arena.

The Company's foreign product sales accounted for 39%, 33%, and 37% of product sales for fiscal years ended March 31, 1999, 1998, and 1997, respectively. The Company uses independent foreign sales representatives and distributors to provide international sales support. The Company expects that international sales will continue to represent a significant portion of its sales for the foreseeable future. The Company's sales are denominated in US dollars to avoid currency risk.

In fiscal 1999, no one customer accounted for over 10% of net product sales. In fiscal 1998, Bell Milgray Inc., a distributor, accounted for just over 10% of net product sales. During fiscal 1997, Motorola accounted for 11% of the net product sales.

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

There has been a recent shift in customer ordering patterns that has lead to a reduction in long term (i.e., 3 to 6 month) backlog, and an increase in turns orders. Turns orders are customer requests for products that are made and shipped within the same fiscal quarter. Recently, the Company's revenue from turns orders has been more than 60% of the total quarter's revenue. Accompanying this shift has been a substantial overall reduction in customer requested lead-time. In light of the Company's manufacturing cycle time, these factors have required the Company to rely heavily on forecasts.

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

o Traditional custom products which are cost effective for customers with unique high volume requirements or who can take advantage of the Company's capabilities to provide tight tolerances, low temperature coefficients, tight matching between components, or other special characteristics.

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

The Company sells these products both in standard semiconductor industry packages, primarily Surface Mount Technology (SMT), and as un-packaged die. Packaged devices represent the dominant portion of the Company's business. As the pressure for higher performance and density continues to mount on systems manufacturers, there is growing interest in the Company's capability to provide "bumped" die for flip chip assembly.

Historically, most of the Company's thin film business was custom in nature, and typically a product was only sold to one customer. In late fiscal year 1997, the Company began the effort to define standard products which would not only provide a greater degree of stability to the overall revenue base, but could also be used as technology drivers for improving the cost and allow the Company to invest in refining the manufacturing process of individual products.

During fiscal year 1998, the Company announced a partnership with Flip Chip Technologies and Avex Corporation targeted at providing flip chip integrated passives for use in standard electronic systems. The success of this program and its acceptance by the industry could have a significant impact on both the space savings and cost savings ability of integrated passives. In response to customer demand, in February 1999 the Company entered into a non-exclusive license agreement with Flip Chip Technologies that provides the Company with access to their Ultra CSP(TM) technology for internal manufacturing.

Semiconductor Products

The Company's semiconductor facilities are limited to the production of CMOS or BiCMOS circuits using greater than 1.5 micron minimum feature size. This requires the Company to focus on specialized circuits, rather than competing at the leading edge of the semiconductor technology.

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

With the significant strengthening of its design resources during fiscal years 1998 and 1999, the Company has begun the development of a number of new integrated circuit families. Two major new semiconductor product families were developed and introduced in fiscal 1999: the power management solutions and the Company's first operational amplifiers. The power management solutions address the problems caused by the use of different or changing power supply voltages. Operational amplifiers are devices with a large number of uses in the measurement of electrical signals.

The Company participates in the foundry business, in which wafers are fabricated to customer specifications, using customer designed tooling. Most of these products are built using unique processes which are not directly competitive with the mainstream foundries in Southeast Asia and elsewhere. The Company's intent is to do foundry work to leverage the under-utilization of its capacity in Tempe, Arizona while it builds its own products and establishes relationships with key partners.

Manufacturing

The Company's manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, process changes, as well as other factors that can affect yields. The Company currently operates wafer fabrication facilities in Milpitas, California and Tempe, Arizona. The Milpitas facility includes a 10,000 square foot clean room and primarily uses 4 and 5 inch round and 4 1/2 inch square wafers to manufacture thin film passive components. The Tempe facility includes a 16,000 square foot clean room and is equipped for five-inch wafer fabrication of both thin film and semiconductor products. The Company estimates that its wafer capacity utilization for the year ended March 31, 1999, was approximately 25% in Tempe and 30% in Milpitas. Ramping up to full wafer fabrication capacity from both of these locations would require moderate additional capital expenditures.

During fiscal 1997, both the Milpitas facility and the Tempe facility received ISO 9000 certification. This certification is an internationally recognized acknowledgment that the Company has established and adheres to detailed operational controls. To maintain ISO 9000 certification, the Company must be re-certified on a regular basis.

The Company manufactures its products using industry standard semiconductor wafer fabrication equipment that the Company modifies as necessary to produce thin film products. The Company has historically purchased used processing equipment at significantly lower cost than new equipment, but has also purchased new equipment for some operations where it could be shown to be more cost effective.

During fiscal year 1997, the Company made substantial investments in capital equipment to both upgrade its capabilities and to increase capacity in areas such as test and finish of thin film products. This investment level declined substantially in fiscal 1998 and 1999. Much of the Company's equipment is still very old, resulting in the risk of higher maintenance costs, more downtime, and in some cases the unavailability of spare parts or the expertise to maintain the equipment. Selective investments in capital equipment enhance productivity, improve costs, and increase the Company's revenue potential.

The Company uses subcontractors in Asia, primarily in Thailand and secondarily in Malaysia, for assembly, packaging, and testing of most of its products. Although the Company has not typically experienced any significant disruption of deliveries due to the use of foreign subcontractors, this common industry practice is subject to political, economic and other risks. Also, due to its volume of product, it is impractical for the Company to spread its use of subcontractors over more than a few suppliers without significant increase in its costs. Should the operations of its subcontractors be disrupted in both Thailand and Malaysia, the Company would have to reevaluate its sources of supply for these services. The volatility of the semiconductor industry has occasionally resulted in shortages of subcontractor capacity and other disruptions of supply. In recent years, capacity has been in ample supply in most product types as a result of additional investments by vendors coupled with a slowdown in the semiconductor industry growth rate.

The Company also "drop-ships" product from these foreign vendors to customers. This has the effect of both saving freight charges and reducing the delivery cycle time. However, it increases the Company's exposure to disruptions in operations not under its direct control and has required the Company to enhance its MIS systems to coordinate this remote activity. In addition, the Company maintains significant inventory of die at its foreign subcontractors, to facilitate rapid response to customer demands for prompt shipment. The Company monitors the financial health of its Southeast Asian vendors in an attempt to anticipate any financial problems there.

Management Information Systems

In the last half of fiscal 1996, the Company installed new management information systems for work in process tracking, order processing, and financial management. During fiscal years 1997 and 1998, these systems were solidified and new capabilities installed. The Company is now able to analyze costs and variances at the detailed operational level and is using these tools for cost analysis and reduction. Also, the new systems provide greatly improved insight into customer order patterns and requirements.

During fiscal 1998, the Company established a web site on the Internet and this has become an extremely effective method of communicating with all of the Company's constituents. Use by customers has exceeded expectations and the Company is investing in updating and expanding its use of the Internet. The Company's website can be found at WWW.CALMICRO.COM. Both Internet and the internal networks have significantly improved the Company's operations. In fiscal 1998, the Internet was combined with the Company's MIS systems to provide efficient low cost methods of implementing production control techniques around the world.

For a description of the Company's position on the "Year 2000" please see Item 7 "Impact of the Year 2000" in "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

Competition

Competition in the passives industry is based on a number of factors, including price, product performance, established customer relationships, manufacturing capabilities, product development and customer support. The primary competition for the Company has come from established competitors and from pre-existing technologies. Many of the Company's competitors have announced that they are or will be providing thin film products in addition to their traditional thick film devices. The Company has seen only sporadic thin film competition, but continues to believe that this competition will become more prominent. From information the Company has, most of these competitors are trying to emulate the Company's traditional product line. Two competitors have been successful in imitating the Company's first generation P/Active(R) products, but still lag behind the Company with respect to its more recent offerings.

The Company's primary competitors for its resistors, resistor networks and capacitors are substantially larger foreign and domestic companies as listed below. Although most of them employ older technology manufacturing methods such as thick film, multi-layer ceramic and wire-wound technology, they have substantially greater resources than the Company and their technologies are usually the accepted standard for existing applications. They also have significantly greater sales and distribution capabilities and typically operate at lower gross margins than the Company targets. Competitors include:
AVX/Kyocera; IRC; Beckman Industrial Corp.; KOA Electronics, Inc.; Matsushita Electronics Components Co., Ltd.; Murata-Erie of North America, Inc.; ROHM Co., Ltd.; TDK Corp. of America; Philips Electronics, N.V.; and Vishay Intertechnology, Inc.

The Company believes its competitive strengths include unique high density capabilities, product performance characteristics, its understanding of customer product requirements, high quality, high technology processing and manufacturing facilities, cost efficient operations, dual manufacturing locations, and experienced management and technical staff.

The Company believes its competitive weaknesses include its relative size compared to its competitors, its limited sales, marketing and distribution capabilities, a less mature manufacturing infrastructure, and less presence with major corporations around the world. All of these factors result in inefficiencies in the day-to-day operations of the Company as well as limitations on the speed with which the Company can penetrate new customers and markets.

Research and Development

The Company's research and development (R&D) programs consist primarily of developing new products, processes and materials in response to identified market needs. Additionally, the Company redesigns products to reduce costs and expand the capabilities and performance of its existing products. During fiscal 1997, the Company focused most of its efforts on introducing the new P/Active(R) family of products and in developing next generation base technologies. This resulted in a new family of devices with substantially higher frequency performance. In fiscal year 1998, the level of investment in process development declined significantly while the direct investment in new products increased significantly. In fiscal 1999, the Company invested in numerous application specific devices and several new families of semiconductor devices. While there will continue to be additional base technology developments and refinements, particularly in the areas of enhanced capacitor technologies and improved ESD diode technologies, the concentration of effort going forward will be on new products.

For the fiscal years ended March 31, 1999, 1998, and 1997, the Company spent $3.7 million, $3.0 million, and $4.2 million, respectively, on its research and development activities. See Item 7 for discussion of fluctuations in R&D expenditures.

Employees/Personnel

As of March 31, 1999, the Company had 256 full-time and part-time employees, including employees in sales and marketing, engineering, and research and development activities, manufacturing, finance, and administration. Of these employees, 150 were headquartered in Milpitas, California and 106 in Tempe, Arizona. The Company's success is highly dependent on its ability to hire and retain high quality people. Although the Company has been able to recruit many talented senior managers, its future progress is tightly linked to the ability to maintain and extend this base of talent. There can be no assurance that the required people will be available when needed, particularly in the difficult recruiting environment which has been characteristic of semiconductor and related industries in recent years.

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

The Company has been granted nine patents related to its thin film technologies.

The Company has pending seven patent applications relating to specific embodiments of its proprietary resistor, capacitor, diode, process and product technologies, of which three were filed in fiscal 1999. The Company has obtained approval from the United States Copyright Office to register certain of its mask works for its passive component products. It has also established domestic and international trademarks for its P/Active(R)family of devices.

The Company has granted a non-exclusive, non-assignable license with respect to certain of its thin film passive component (including mixed active and passive components, such as resistors, capacitors, transistors, diodes, and networks of the same) process and product technology to Hitachi Metals (HML).

The Company has acquired a non-exclusive, non-assignable license with respect to manufacturing Flip Chip, or "bumped" die from Flip Chip Technologies, an Arizona corporation. Under the terms of this license, the Company can utilize certain of Flip Chip's Ultra Chip Scale packaging technologies.

As is the case with many companies in the electronics industry, the Company has, from time to time, been notified of claims that it may be infringing certain patent rights of others. Where appropriate, these claims have been referred to counsel, and they are in various stages of evaluation. If it appears necessary or desirable, the Company may seek licenses for these intellectual property rights. The Company can give no assurances that licenses will be available, that the terms will be acceptable, or that the disputes can be reconciled without litigation. In fiscal 1999 the Company entered into a fully paid up license under the Lemelson patents applicable to its product and manufacturing needs.

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


ITEM 2. PROPERTIES.

The Company currently leases approximately 40,000 square feet of office, development and manufacturing space including a 10,000 square foot clean room in Milpitas, California, pursuant to an agreement that expires on June 30, 2002, that provides for a current monthly rent of $32,640 plus operating expenses. This rent amount will be increased 3% annually. The Company also owns 5 acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room, wafer fabrication, manufacturing, and engineering design center.

The Company also leases approximately 24,000 square feet of space in Tempe, Arizona, which formerly housed test facilities and warehouse space. Monthly rent on the leased Tempe facilities is $14,363 plus operating expenses, pursuant to an agreement that expires in March 2001. These facilities are currently being subleased through the term of the lease. The sublease revenue is expected to cover the costs of the lease. See Note 12 of Notes to Financial Statements.


ITEM 3. LEGAL PROCEEDINGS.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California.

By court order dated May 20, 1997, these actions have been settled. The Company's contribution towards the settlement consisted of the payment of
$6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over a three year period. The CVR expires at the end of that three-year period or when the $11.50 price is met, whichever occurs first. The total amount of this settlement, $13,000,000, was expensed in the fiscal year ended March 31, 1995. In addition, the Company has put $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will cease to be restricted, without interest, if and when the CVR is extinguished. Should any payment to the class be required under the terms of the CVR, it will be charged to equity, since the full amount of $11.50 per share was included in the $13,000,000 previously expensed.

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

Closing prices by quarter for fiscal 1999 and 1998 are as follows:


                                  Common Stock

  Fiscal 1999          Q1              Q2               Q3               Q4
  -----------          --              --               --               --
  High                 $6 3/8          $4 1/16          $3               $3 5/16
  Low                  $4 3/8          $1 7/8           $1 5/8           $2 1/4

  Fiscal 1998          Q1              Q2               Q3               Q4
  -----------          --              --               --               --
  High                 $8 7/8          $8 11/16         $7 3/4           $6 3/4
  Low                  $7              $6 13/16         $5 1/4           $4 3/4


Certain debt covenants restrict the payment of dividends. No dividends were paid in fiscal 1999, 1998, or 1997. The Company expects to continue that policy in the foreseeable future. There were approximately 4,500 common shareholders of record as of March 31, 1999.


ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data (in thousands except per common share information) set forth below with respect to operating and balance sheet data are derived from the financial statements of the Company.

                                                             Twelve Months                              Nine Months
                                                                  Ended                                    Ended
                                                                 March 31,                                March 31,
                                          1999             1998             1997            1996            1995
                                        --------         --------         --------        --------        --------
Total revenues                          $ 33,617         $ 33,043         $ 32,936        $ 39,882        $ 23,703

Income (loss) before income taxes*      $ (2,771)        $ (3,005)        $    704        $  5,119        $(22,617)

Net income (loss)                       $ (2,771)        $ (3,005)        $    704        $  5,119        $(23,502)

Net income (loss)  per common share     $  (0.28)        $  (0.30)        $   0.07        $   0.48        $  (2.75)

Total assets                            $ 33,644         $ 35,994         $ 38,270        $ 44,928        $ 40,688

Long-term obligations                   $  8,422         $  8,159         $  8,499        $  7,896        $  9,337


*And  cumulative  effect of change in  accounting in fiscal year 1995 totaling a loss of $835,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the following discussion, fiscal 1999, 1998, and 1997 refer to the twelve months ended March 31, 1999, 1998, and 1997, respectively.

RESULTS OF OPERATIONS

Product sales for fiscal 1999 totaled $33.6 million compared to $32.5 million in fiscal 1998 and $31.5 million in fiscal 1997. The 3% increase in product sales for both fiscal 1999 over fiscal 1998 and fiscal 1998 over fiscal 1997 reflects primarily the increase in unit sales of the Company's new P/Active(R) family of products, offset by a decline in demand for some of the older semiconductor products. The P/Active(R) family of products accounted for approximately 25% of the Company's sales in fiscal 1999 compared to approximately 16% in fiscal 1998 and 3% in fiscal 1997. Thin film products (including P/Active(R)) accounted for approximately 69%, 66%, and 64% of the Company's sales in fiscal 1999, 1998, and 1997, respectively.

Technology related revenues, consisting of cost-sharing payments by Hitachi Metals Ltd. (HML) related to joint process and product development projects, were $569,000 in fiscal 1998 and $1,430,000 in fiscal 1997. There were no cost-sharing payments by HML in fiscal 1999. The Company expects no further revenue from HML for joint research and development in the future. The decline in fiscal 1998 and 1997 was due to HML's declining participation in joint projects.

Cost of sales were 74%, 76%, and 67% of product sales for fiscal 1999, 1998, and 1997, respectively. The cost of sales percentage decrease in 1999 compared to 1998 reflects primarily manufacturing cost reduction and efficiencies partially offset by unit price declines. Average unit prices were 63 cents in fiscal 1999 compared to 72 cents in fiscal 1998 but average unit costs declined at a greater rate, averaging 44 cents in fiscal 1999 compared to 54 cents in fiscal 1998. The cost of sales percentage increase in fiscal 1998 compared to fiscal 1997 reflects a higher mix of lower margin standard products, a lower mix of high margin custom products, pricing pressure on products shipped to Far East personal computer OEM's, and write downs of inventory to net realizable value.

Research and development expenses were $3.7 million in fiscal 1999 compared to $3.0 million and $4.2 million in fiscal 1998 and 1997, respectively. The increase in fiscal 1999 compared to fiscal 1998 reflected a higher number of new products being developed and introduced. The decrease in fiscal 1998 compared to fiscal 1997 is due to reduced materials costs, as the Company's research and development emphasis shifted from process development efforts to product development.

Selling, marketing, and administrative expenses in fiscal 1999 were $7.3 million compared to $7.9 million and $7.4 million for fiscal 1998 and 1997, respectively. Fiscal 1999 expenses were lower than fiscal 1998 primarily due to a legal settlement with an insurance carrier. The settlement, net of legal expenses incurred, reduced legal expenses by approximately $575,000. Fiscal 1998 expenses, as compared to fiscal 1997, reflect increased headcount, advertising, and other costs in marketing and sales partially offset by reduced administrative expenses.

Interest expense was $892,000, $941,000, and $739,000, in fiscal 1999, 1998, and
1997, respectively. The increase in interest expense in fiscal 1998 compared to fiscal 1997 primarily reflects higher interest on capital equipment leases.

Interest and other income was $219,000 in fiscal 1999 compared to $511,000 in fiscal 1998 and $1.4 million in fiscal 1997. The decrease in fiscal 1999 as compared to fiscal 1998 and in fiscal 1998 as compared to fiscal 1997 is primarily due to the comparatively lower level of cash and investments period to period.

As a result of the above factors, the Company had a net loss of $2.8 million in fiscal 1999 as compared to a net loss of $3.0 million in fiscal 1998 and net income of $0.7 million in fiscal 1997.

The Company's effective tax rate was 0% in fiscal 1999, 1998 and 1997. At March 31, 1999, the Company had Federal and State tax loss carryforwards of approximately $29.0 million and $7.0 million, respectively. See Note 13 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Unrestricted cash, cash equivalents, and short-term securities were $4.9 million at March 31, 1999 compared to $5.6 million at March 31, 1998. Receivables decreased to $4.5 million at March 31, 1999 compared to $5.1 million at March 31, 1998. This decrease occurred partly because fourth quarter fiscal 1998 product sales were $0.2 million higher than the fiscal 1999 fourth quarter, partially because a greater proportion of sales shipped in the last two months of fiscal 1998 as compared to fiscal 1999, and partly due to the reduction of receivables over 90 days past due as of March 31, 1999 as compared to March 31, 1998. Inventories were $8.4 million at March 31, 1999 as compared to $8.1 million at March 31, 1998 due to an increased finished goods offset by reduced raw materials and work-in-process. The increase in finished goods was in part due to new products and in part due to customers rescheduling into fiscal 2000 certain orders originally built in anticipation of shipment in the fiscal 1999 fourth quarter. Property, plant and equipment decreased to $11.5 million at March 31, 1999 compared to $12.9 million at March 31, 1998. Capital expenditures were $1.5 million in fiscal 1999 but depreciation and amortization was $2.9 million. The Company made significant expenditures in fiscal 1997 to upgrade its manufacturing operations and management information systems as well as to buy out previously leased equipment, resulting in higher depreciation expense in subsequent years. Current liabilities were $6.1 and $6.2 million at March 31, 1999 and 1998, respectively. Long-term debt was $7.5 million at March 31, 1999 compared to $7.2 million at March 31, 1998. The net increase was due to $650,000 in new financing in fiscal 1999 collateralized by certain equipment, partially offset by reductions of other long-term debt. Common stock increased by $0.3 million in fiscal 1999 primarily due to the operation of the Company's employee stock purchase program and the issuance of stock in exchange for a licensing agreement.

Significant cash outflows in fiscal 1997 included capital equipment additions of $6.0 million (including capital lease buy-outs of $2.1 million), $5.0 million paid as part of the settlement of shareholder litigation, $2.0 million transferred to restricted cash in connection with the settlement of the shareholder class action lawsuits, and the payment of previously accrued legal fees totaling $1.4 million.

The Company made capital lease payments of $0.4 million, $0.6 million, and $0.9 million in fiscal 1999, 1998, and 1997, respectively, and debt repayments of $0.2 million, $0.2 million, and $0.4 million in fiscal 1999, 1998, and 1997, respectively.

As of April 1999, the Company has a $3.0 million revolving secured line of credit agreement that expires on July 31, 2000. Under the terms of the line of credit, the Company can borrow up to $3.0 million at prime plus one-half percent, collateralized by eligible receivables. See Footnote 9. There were no bank borrowings at March 31, 1999, 1998, and 1997 and there were no borrowings during fiscal 1999, 1998, and 1997. The Company is in compliance with its financial covenants.

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

California Micro Devices utilizes software packages supplied by outside vendors for all of its mission critical applications. These software vendors have supplied the Company with versions of their software that they have certified to be year 2000 compliant. However, the Company recognizes that relying on certification statements alone could potentially place its systems at risk if some level of integration and system level testing is not also performed. To ensure that these applications work in CAMD's environment, the Company has completed a consolidated, system level test plan that incorporated testing each of the key applications. The positive results of these tests have allowed the Company to proceed with its migration plan to year 2000 compliant systems and the Company was fully converted as of March 1, 1999. As a result of the above progress, the Company has not formulated formal contingency plans regarding conversion to year 2000 compliant critical systems. Should any unforeseen difficulties arise in the implementation of these software packages, the Company would convert to alternate software packages.

The Company has completed its evaluation of computers and software utilized in its manufacturing operations. Nothing has come to the attention of the Company that would indicate a material impact of year 2000 issues on the Company's results of operation or financial condition.

The Company has substantially completed its evaluation of the possible impact of year 2000 issues on its key suppliers and subcontractors. Part of this evaluation was performed based upon representations received from those key suppliers and subcontractors. Noncompliance with year 2000 issues on the part of key suppliers and subcontractors could result in disruption of the Company's operations. Nothing has come to the attention of the Company that would indicate a material impact on the Company as a result of year 2000 issues at its key suppliers and subcontractors. However, the potential impact and related costs are not known at this time.

The Company's products are not date sensitive.

The out-of-pocket expenditures incurred to date related to these programs are less than $300,000. The Company currently expects that the total incremental expenditures of these programs will not exceed $500,000. Most of these expenditures involve new capital equipment that will be amortized over a three to five year period.

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

The Company believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and remediating the year 2000 problems of third parties, the Company believes the risks are greatest in the areas of utility services, telecommunications, transportation supply chains and critical suppliers of materials. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's cash until it is required to fund operations and capital investments. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio. The investment portfolio contains instruments that are subject to fluctuation in interest rates.

The Company's investment portfolio includes debt instruments that are primarily United Stated government bonds, high-grade corporate bonds and money market funds of less than one year in duration. These investments are subject to interest rate risk, and could decline in value if interest rates increase. The Company's investment portfolio also consists of certain commercial paper that is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

The interest rates on the Company's long-term debt and capital lease obligations are fixed and therefore not subject to interest rate fluctuations. See Note 11 of Notes to Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Financial Statements and Schedules


                                                                     Page Number
                                                                     -----------
Financial Statements:

Report of Ernst & Young LLP, Independent Auditors                          20

Balance Sheets                                                             21
        March 31, 1999 and March 31, 1998

Statements of Operations                                                   22
        Years ended March 31, 1999, March 31, 1998, and March 31, 1997

Statements of Shareholders' Equity                                         23
        Years ended March 31, 1999, March 31, 1998, and March 31, 1997

Statements of Cash Flows                                                   24
        Years ended March 31, 1999, March 31, 1998, and March 31, 1997

Notes to Financial Statements                                              25


Financial Statement Schedule:

Schedule 2        Valuation and Qualifying Accounts                        41

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
California Micro Devices Corporation

         We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            /s/ERNST & YOUNG LLP

San Jose, California
April 28, 1999

                                     CALIFORNIA MICRO DEVICES CORPORATION
                                                BALANCE SHEETS
                                 (Amounts in Thousands, Except Per Share Data)

                                                                                 March 31,          March 31,
                                                                                   1999               1998
                                                                                 --------           --------
ASSETS:
Current assets:
  Cash and cash equivalents                                                      $    762           $    480
  Short-term investments                                                            4,171              5,110
  Accounts receivable, less allowance for doubtful
    accounts of $224 in 1999 and $380 in 1998                                       4,471              5,086
  Inventories                                                                       8,438              8,092
  Other assets                                                                        592                987
                                                                                 --------           --------
      Total current assets                                                         18,434             19,755

  Property and equipment, net                                                      11,540             12,925
  Restricted cash                                                                   2,900              2,909
  Other long-term assets                                                              770                405
                                                                                 --------           --------

      Total assets                                                               $ 33,644           $ 35,994
                                                                                 ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                               $  3,239           $  3,328
  Accrued salaries and benefits                                                       998              1,008
  Other accrued liabilities                                                           554                802
  Deferred margin on shipments to distributors                                        576                581
  Current maturities of long-term debt and capital lease obligations                  685                489
                                                                                 --------           --------
      Total current liabilities                                                     6,052              6,208

  Long-term debt, less current maturities                                           7,503              7,185
  Other long-term liabilities                                                         919                974
                                                                                 --------           --------
      Total liabilities                                                            14,474             14,367

Shareholders' equity:
  Preferred stock - no par value; shares authorized
  10,000,000;  none issued and outstanding                                           --                 --
Common stock - no par value; shares authorized
  25,000,000; shares issued and outstanding 10,116,144 as of March 31, 1999
  and 9,978,351 as of March 31, 1998                                               53,328             53,011

Accumulated deficit                                                               (34,160)           (31,389)
Accumulated other comprehensive income                                                  2                  5
                                                                                 --------           --------
Total shareholders' equity                                                         19,170             21,627
                                                                                 --------           --------

Total liabilities and shareholders' equity                                       $ 33,644           $ 35,994
                                                                                 ========           ========

The accompanying notes are an integral part of these financial statements.

                                CALIFORNIA MICRO DEVICES CORPORATION
                                      STATEMENTS OF OPERATIONS
                            (Amounts in Thousands, Except Per Share Data)

                                                            Years Ended March 31,
                                                   1999                 1998                 1997
                                                 --------             --------             --------
Revenues:
  Net product sales                              $ 33,617             $ 32,474             $ 31,506
  Technology related revenues                        --                    569                1,430
                                                 --------             --------             --------
    Total revenues                                 33,617               33,043               32,936

Cost and expenses:
  Cost of sales                                    24,730               24,701               21,255
  Research and development                          3,685                3,017                4,180
  Selling, marketing and administrative             7,300                7,900                7,412
                                                 --------             --------             --------
    Total costs and expenses                       35,715               35,618               32,847
                                                 --------             --------             --------

Operating (loss) income                            (2,098)              (2,575)                  89

Interest expense                                      892                  941                  739
Interest income and other, net                       (219)                (511)              (1,354)
                                                 --------             --------             --------

Net (loss) income                                $ (2,771)            $ (3,005)            $    704
                                                 ========             ========             ========

Basic (loss) earnings  per share                 $  (0.28)            $  (0.30)            $   0.07
                                                 ========             ========             ========

Diluted (loss) earnings per share                $  (0.28)            $  (0.30)            $   0.07
                                                 ========             ========             ========

Weighted average common shares outstanding         10,017                9,971               10,234
Dilutive effect of employee stock options            --                   --                    315
Weighted average common shares outstanding,
  assuming dilution                                10,017                9,971               10,549

The accompanying notes are an integral part of these financial statements.

                                            CALIFORNIA MICRO DEVICES CORPORATION
                                             STATEMENTS OF SHAREHOLDERS' EQUITY
                                        (Amounts in Thousands, Except Per Share Data)

                                                      Common Stock                             Accumulated
                                                ---------------------------                       Other
                                                 Number Of                      Accumulated   Comprehensive
                                                  Shares          Amount          Deficit      Income/(Loss)       Total
                                                -----------     -----------     -----------     -----------     -----------
Balance at March 31, 1996                        10,306,088     $    55,442     $   (29,088)    $        (4)    $    26,350

Components of comprehensive income/(loss):
  Net income                                           --              --               704            --               704
  Change in unrealized gain/(loss) on
    available for sale investments                     --              --              --                29              29
                                                                                                                -----------
    Total comprehensive income                                                                                          733

  Exercise of stock options                         214,389             885            --                               885
  Revision of settlement with shareholders         (891,304)         (5,000)           --                            (5,000)
  Employee Stock Purchase Plan                      108,951             592            --                               592
  Stock award                                         3,000              20            --                                20
                                                -----------     -----------     -----------     -----------     -----------
Balance at March 31, 1997                         9,741,124          51,939         (28,384)             25          23,580

Components of comprehensive income/(loss):
  Net income                                           --              --            (3,005)           --            (3,005)
  Change in unrealized gain/(loss) on
    available for sale investments                     --              --              --               (20)            (20)
                                                                                                                -----------
    Total comprehensive income                                                                                       (3,025)

  Exercise of stock options                          51,742             214            --                               214
  Employee Stock Purchase Plan                      185,485             858            --                               858
                                                -----------     -----------     -----------     -----------     -----------
Balance at March 31, 1998                         9,978,351          53,011         (31,389)              5          21,627

Components of comprehensive income/(loss):
  Net income                                           --              --            (2,771)           --            (2,771)
  Change in unrealized gain/(loss) on
    available for sale investments                     --              --              --                (3)             (3)
                                                                                                                -----------
    Total comprehensive income                                                                                       (2,774)

  Exercise of stock options                           6,600              26                                              26
  Employee Stock Purchase Plan                      100,993             211                                             211
  Stock award                                           200               1                                               1
  Licensing agreement                                30,000              79                                              79
                                                -----------     -----------     -----------     -----------     -----------
Balance at March 31, 1999                        10,116,144     $    53,328     $   (34,160)    $         2     $    19,170
                                                 ==========     ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                            CALIFORNIA MICRO DEVICES CORPORATION
                                                  STATEMENTS OF CASH FLOWS
                                                   (Amounts in Thousands)

                                                                                        Years Ended March 31,
                                                                                  1999            1998             1997
                                                                                --------        --------        --------
Cash flows from operating activities:
  Net income (loss)                                                             $ (2,771)       $ (3,005)       $    704
  Adjustments to reconcile  net income  (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                                                2,945           2,852           2,191
      Issuance of cash for class action settlement                                  --              --            (5,000)
      Issuance of common stock in exchange for licensing agreement                    79            --              --
Change in operating assets and liabilities:
  Inventories                                                                       (346)            751          (1,903)
  Accounts receivable                                                                616          (1,148)            562
  Other assets                                                                       394            (113)           (289)
  Trade accounts payable and other current liabilities                              (347)            268          (3,491)
  Other long-term assets                                                            (381)             16             113
  Net increase in other long-term liabilities                                        323            --              --
  Deferred margin on distributor sales                                                (5)              5            (463)
                                                                                --------        --------        --------
Net cash provided by (used in) operating activities                                  507            (374)         (7,576)
                                                                                --------        --------        --------

Investing activities:
  Securities purchases                                                            (4,824)         (6,144)         (3,940)
  Securities sales                                                                 5,760           7,481          18,140
  Capital expenditures                                                            (1,544)         (1,132)         (6,011)
  Net change in restricted cash                                                        9              (6)         (1,998)
                                                                                --------        --------        --------
Net cash (used in) provided by investing activities                                 (599)            199           6,191
                                                                                --------        --------        --------

Financing activities:
  Net repayments of capital lease obligations                                       (357)           (585)           (910)
  Borrowings                                                                         650            --              --
  Repayments of debt                                                                (157)           (175)           (372)
  Proceeds from issuance of common stock                                             238           1,072           1,498
                                                                                --------        --------        --------
Net cash provided by financing activities                                            374             312             216
                                                                                --------        --------        --------

Net increase (decrease) in cash and cash equivalents                                 282             137          (1,169)
Cash and cash equivalents at beginning of period                                     480             343           1,512
                                                                                --------        --------        --------
Cash and cash equivalents at end of period                                      $    762        $    480        $    343
                                                                                ========        ========        ========

Supplemental disclosures of cash flow information:
  Interest paid                                                                 $    892        $    941        $    896
  Income taxes refunded                                                         $   --          $   --          $    (60)
Supplemental disclosures of non-cash investing and financing activities:
  Capital expenditures financed through capital lease obligations               $   --          $    163        $  1,455
  Unrealized gain (loss) on securities                                          $     (3)       $    (20)       $     29

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


2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the accompanying financial statements, fiscal 1999, 1998, and 1997 refer to twelve months ended March 31, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of corporate bonds, commercial paper, and money market funds.

Short-term Investments

The Company invests its excess cash in high quality instruments. All of the Company's marketable investments are classified as available-for-sale and the Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments, except for amounts related to the Company's non-qualified deferred compensation program described in Note 15, as short-term, even though the stated maturity date may be one year or more past the current balance sheet date.

Available-for-sale securities are stated at fair market value, with unrealized gains and losses, net of tax, reported as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in interest income and other (net).

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

Advertising

The Company expenses all advertising as incurred.

Common Stock

On December 16, 1996, the Company reduced the previously issued 1,500,000 shares of common stock being held in trust to 608,696 shares to reflect the revised settlement of shareholder class actions. The 1,500,000 shares have been included in shares outstanding and in the computation of weighted-average common and common share equivalents outstanding beginning with their issuance in May 1995 until December 16, 1996. The 608,696 shares have been included in shares outstanding and in the computation of weighted-average shares and share equivalents outstanding since December 17, 1996. See Note 16 of Notes to Financial Statements.

Net Income (Loss) Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Options to purchase 2,478,000 and 2,315,000 shares of common stock at weighted-average prices of $3.58 and $5.44 per share were outstanding during fiscal 1999 and 1998 respectively, but were not included in the computation of diluted net income per common share because the effect in years with a net loss would be antidulitive. In fiscal 1997, a total of 807,300 shares of common stock at a weighted-average exercise price of $8.44 per share were not included in the computation of diluted net income per common share because the exercise price was greater than the market price and the effect would have been antidilutive.

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

Comprehensive Income

Effective in the first quarter of fiscal year 1999, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income (loss) or total shareholders' equity. Accumulated other comprehensive income (loss) presented in the accompanying balance sheets consists of the accumulated net unrealized losses on available-for-sale securities.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt SFAS 133 for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

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


3. HITACHI METALS, LTD.

The Company has a Joint Development Agreement with Hitachi Metals Ltd. (HML), a significant shareholder. Under the terms of the agreement, HML may share in a percentage of the actual expenditures for mutually agreed upon joint product development. The Company includes HML's share of product development expenses in the Statements of Operations line labeled "Technology related revenues". The Company expects no revenue from HML for joint research and development in the future.

Sales to Hitachi Metals, Ltd., and its subsidiary, Hitachi Kinzoku Shoji, Ltd., were $0.7 million, $0.7 million, and $2.1 million in fiscal 1999, 1998, and 1997, respectively. Trade accounts receivable from all HML entities at March 31, 1999 and 1998 were $26,000 and $154,000, respectively.

4. CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities at March 31, 1999 and March 31, 1998, respectively (amounts in thousands):

                                                                          March 31,          March 31,
                                                                            1999               1998
                                                                           -------            -------
Cash equivalents
  Money market funds                                                       $ 2,250            $ 1,960
  Commercial paper                                                             535                520
Less:
  Amount classified as restricted cash in connection with class action      (2,000)            (2,000)
                                                                           -------            -------
Total cash equivalents                                                     $   785            $   480
                                                                           =======            =======
Short-term investments
  U. S. Treasuries & U.S. Government agencies                              $ 2,257            $ 3,198
  Corporate bonds                                                            1,914              1,912
                                                                           -------            -------
Total short-term investments                                               $ 4,171            $ 5,110
                                                                           =======            =======
Long-term investments:
  Mutual funds                                                             $   300            $  --
                                                                           =======            =======

*See Note 16 of Notes to Financial Statements.


The following is a summary of available-for-sale securities at March 31, 1999 and March 31, 1998, respectively, (amounts in thousands):

                                                                  Gross            Gross           Estimated
                                                               Unrealized       Unrealized           Fair
                                                  Cost            Gains            Losses            Value
                                                -------          -------          -------           -------
March 31, 1999:
  Commercial paper                              $   535          $  --            $  --             $   535
  Mutual funds                                      300             --               --                 300
  U.S. Treasuries & U.S. government agencies      2,254                4               (1)            2,257
  Corporate bonds                                 1,914                3               (3)            1,914
                                                -------          -------          -------           -------
    Total                                       $ 5,003          $     7          $    (4)          $ 5,006
                                                =======          =======          =======           =======

March 31, 1998:
  Commercial paper                              $   520          $  --            $  --             $   520
  U.S. Treasuries & U.S. government agencies      3,200             --                 (2)            3,198
  Corporate bonds                                 1,905                7                             1,912
                                                -------          -------          -------           -------
    Total                                       $ 5,625          $     7          $    (2)          $ 5,630
                                                =======          =======          =======           =======


Of the fiscal 1999 securities listed above, $4.6 million of debt securities (at estimated fair market value) mature within one year and $0.4 million mature between one and two years. Realized gains and losses on the sales of securities are reported as other income and were not significant for all years presented. See Note 5 of Notes to Financial Statements. Amounts listed as mutual funds and $23,000 of money market funds are included in the Company's deferred compensation program.

5. CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade receivables.

The Company places its temporary cash investments and short-term securities with substantial financial service institutions. See Note 4 of Notes to Financial Statements.

A significant portion of the Company's sales are to customers whose activities are related to computer and computer peripherals, wireless communications, networking, medical, and consumer electronics industries, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, the aforementioned industries and economic influences of customers' geographic locations affect collection of receivables. However, the Company monitors extensions of credit and requires collateral, such as letters of credit, whenever deemed necessary.


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

Manufacturing

The Company's manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, process changes, as well as other factors that can affect yields.

Subcontractors

The Company uses subcontractors in Asia, primarily Thailand and Malaysia, for assembly, packaging, and test of most of its product. This common industry practice is subject to political and economic risks and industry volatility has occasionally resulted in shortages of subcontractor capacity and other disruptions to supply.

7. INVENTORIES

Inventories consist of the following (amounts in thousands):

                                                     March 31,         March 31,
                                                       1999               1998
                                                      ------             ------
          Raw materials                               $  428             $  775
          Work-in-process                              5,263              5,480
          Finished goods                               2,747              1,837
                                                      ------             ------
                                                      $8,438             $8,092
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


8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (amounts in thousands):

                                                          March 31,   March 31,
                                                            1999        1998
                                                           -------     -------
Land                                                       $   137     $   137
Buildings                                                    3,030       3,030
Machinery, equipment and tooling                            22,772      21,282
Leasehold improvements                                         714         708
Furniture and fixtures                                         367         367
                                                           -------     -------
                                                            27,020      25,524
Less accumulated depreciation and amortization              15,480      12,599
                                                           -------     -------
                                                           $11,540     $12,925
                                                           =======     =======


9. SHORT-TERM BORROWINGS

As of April 1999, the Company has a $3.0 million revolving secured line of credit agreement that expires on July 31, 2000. Under the terms of the line of credit, the Company can borrow up to $3.0 million at prime plus one-half percent, collateralized by eligible receivables. This line of credit is a replacement for a $3.0 million facility, collateralized by cash, scheduled to expire on July 31, 1999. There were no bank borrowings at March 31, 1999, 1998, and 1997 and there were no borrowings during fiscal 1999, 1998, and 1997. The Company is in compliance with its financial covenants.

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

The carrying amounts and estimated fair values of the Company's long-term debt are as follows (amounts in thousands):


                                                             Carrying      Fair
                                                              Amount      Value
                                                              ------      ------
         Long-term debt (excluding capital leases)            $7,809      $8,689


11. LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):


                                                          March 31,    March 31,
                                                            1999        1998
                                                           ------      ------
Industrial revenue bonds at 10.5%, due
  through March 1, 2018                                    $7,185      $7,315
Equipment financing agreement due through
  June 14, 2002                                               624        --
                                                           ------      ------
                                                            7,809       7,315
Less current maturities                                       306         130
                                                           ------      ------
                                                           $7,503      $7,185
                                                           ======      ======


In January 1999, the Company borrowed $650,000 under a credit agreement collateralized by certain of the Company's equipment. The agreement extends for 42 months, carries an interest rate of 9.9%, and has a prepayment option.

Industrial revenue bonds are collateralized by a lien on all land and buildings of the Company in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds and require certain minimum annual sinking fund payments ranging from $140,000 in fiscal 2000 to $780,000 in fiscal 2018. The Company may prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts on or after March 1, 1999, with penalties declining from 1% on March 1, 1999, to zero at March 1, 2000. At March 31, 1999, cash of $900,000 was held in sinking fund trust accounts of which $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance to be used for semi-annual interest and principal payments.

The Industrial Revenue Bonds and certain lease agreements require the maintenance of various financial covenants including certain minimum levels of net worth, current ratio, quick ratio, ratio of debt to net worth, debt coverage, and debt to working capital ratio. The Company is in compliance with these covenants at March 31, 1999. As a result of these covenants, the Company's ability to pay dividends is restricted.

Future maturities of long-term debt at March 31, 1999 are as follows (amounts in thousands):

                         2000                          $     306
                         2001                                338
                         2002                                372
                         2003                                257
                         2004                                205
                         2005 and thereafter               6,331
                                                       ---------
                                                       $   7,809
                                                       =========

12. LEASE COMMITMENTS

Operating Leases

The Company leases certain manufacturing facilities under operating leases expiring in 2001 and 2002. The Company sublets a leased facility in Arizona for the remaining period of the lease. The rents received should equal the amounts owed by the Company during the remaining lease period. Future gross minimum lease payments, under non-cancelable operating leases, for the years ending March 31 are as follows (amounts in thousands):


                         2000                          $     560
                         2001                                544
                         2002                                413
                         2003                                 69
                                                       ---------
                                                           1,586
                         Sublease receipts                  (294)
                                                       ---------
                                                       $   1,292
                                                       =========


Rent expense net of sublease income was $450,000, $417,000, and $524,000 in fiscal 1999, 1998, and 1997, respectively.

Capital Leases

Obligations under capital leases are at interest rates ranging from approximately 7% to 10%, depending primarily upon the purchase option arrangements at the end of the lease term, and are due in monthly installments through April 2002. Future minimum lease payments, under capital leases for the years ending March 31, are as follows (amounts in thousands):

        2000                                           $     455
        2001                                                 455
        2002                                                 181
                                                       ---------
        Total minimum lease payments                       1,091
          Less amount representing interest                  117
                                                       ---------
        Present value of net minimum lease payments          974
          Less current portion                               379
                                                       ---------
                                                       $     595
                                                       =========


Machinery and equipment under capital leases are as follows (amounts in thousands):

                                                      March 31,       March 31,
                                                        1999            1998
                                                       ------          ------
Cost                                                   $1,619          $1,619
Less accumulated depreciation                             377             145
                                                       ------          ------
                                                       $1,242          $1,474
                                                       ======          ======

13. INCOME TAXES

Due to current year losses and the availability of tax loss carryforwards, there was no provision for income taxes for the periods ended March 31, 1999, 1998, and 1997.

A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:


                                                      Years Ended March 31,
                                                   1999        1998        1997
                                                   ----        ----        ----
Federal statutory tax rate                         (34)%       (34)%        34%
Losses with no current benefit                      34          34         --
Utilization of loss carryforward                   --          --          (34)
                                                   ---         ---         ---
Effective income tax rate                            0%          0%          0%
                                                   ====        ====        ====


Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (amounts in thousands):


                                                         March 31,    March 31,
                                                           1999          1998
                                                         --------      --------
Deferred tax assets:
  Net operating loss carryforwards                       $ 10,500      $ 10,000
  Tax credit carryforwards                                    450           350
  Inventory reserves                                        3,500         3,500
  Other non-deductible accruals and reserves                  900           750
                                                         --------      --------
Total deferred tax assets                                  15,350        14,600
  Less valuation allowance                                (15,050)      (14,100)
                                                         --------      --------
Net deferred tax asset                                        300           500
                                                         --------      --------

Deferred tax liabilities:
  Tax over book depreciation                                  300           500
                                                         --------      --------
Total net deferred tax asset                             $   --        $   --
                                                         ========      ========


The valuation allowance increased by $950,000 and $5,046,000 during the years ended March 31, 1999 and 1998, respectively. Approximately $450,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.

FASB Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against total deferred tax assets. The Company will continue to evaluate the ability to realize the deferred tax asset on a quarterly basis.

At March 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $29,000,000 and $7,000,000 respectively. In addition, the Company had federal and California credit carryforwards of approximately $350,000 and $150,000, respectively. These carryforwards will expire at various dates beginning in 2008 through 2018, except for certain state net operating losses which expire from 2000 through 2004.

14. INTEREST INCOME AND OTHER, NET

Interest income and other, net, consists of (amounts in thousands):


                                                  Years Ended March 31,
                                              1999           1998          1997
                                             ------         ------        ------
Interest income                              $  295         $  403        $1,024
Other (expense) income                          (76)           108           330
                                             ------         ------        ------
                                             $  219         $  511        $1,354
                                             ======         ======        ======


Interest income reflects the amounts earned from investments in short-term securities. Other income for fiscal 1997 includes $184,000 from the sale of the final portion of the Company's interest in Cell Access.


15. EMPLOYEE BENEFIT PLANS

401(K) Savings Plan

The Company maintains a 401(K) Savings Plan covering substantially all of its employees. Under the plan, eligible employees may contribute up to 15% of their base compensation to the plan with the Company matching at a rate of 50% of the participants' contributions up to a maximum of 3% of their base compensation.
Participants' contributions are fully vested at all times. The Company's contributions vest incrementally over a two-year period. During fiscal 1999, 1998, and 1997, the Company expensed $217,000, $210,000, and $136,000, respectively, relating to its contributions under the plan.

Nonqualified Deferred Compensation Plan

In April 1997, the Company implemented a nonqualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. During fiscal 1999 and 1998, the Company expensed $8,000 and $21,000, respectively, for this plan. No expense was recognized in fiscal 1997 as the plan was not implemented until fiscal 1998.

Stock Option Plans

The 1995 Employee Stock Option Plan, Amended as of July 26, 1996, July 18, 1997, and August 7, 1998 (the "1995 Plan") is administered by a stock option committee consisting of not less than two directors who, during the one year period prior to service as administrator of the plan, shall not have been granted or awarded equity securities except as permitted under Rule 16b-3 under the Securities Exchange Act of 1934. The 1995 Plan provides for options for the purchase of shares to be granted to employees and certain consultants to the Company. The 1995 Non-Employee Directors Plan Amended as of July 26, 1996, July 18, 1997, and August 7, 1998, (the "Directors Plan") is administered by not less than three members of the Board and the amount of shares granted to the directors shall be a fixed amount on an annual basis, as approved by the shareholders.

Under the Company's 1995 Plan, for fiscal year-ended March 31, 1999 and 1998, 2,433,563 and 2,165,163 shares of common stock are reserved for issuance, respectively. The 1995 Plan provides for issuance of options to employees and consultants at prices not less than 85% of fair market value for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees for not less than 100% of fair market value for shares issued under an incentive stock option agreement.

Under the Directors Plan, for fiscal year-ended March 31, 1999 and 1998, 274,875 and 214,875 shares of common stock are reserved for issuance, respectively. The 1995 Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant.

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

Generally, options under the plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans except the 1981 Employee Incentive Stock Option Plan (the "1981 Plan") expire within 20 years of date of adoption. The Board of Directors may terminate the 1981 Plan at any time. No option may be granted during any period of suspension or after termination of any plan. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

In January 1998, the Board of Directors ratified the decision of the Compensation Committee to reprice all current employee stock options (except for those granted to Jeffrey C. Kalb) with an exercise price in excess of $6.00. A total of 692,150 options were repriced. The repricing did not apply to options held by directors or other non-employee option holders.

On December 10, 1998, the Board of Directors ratified the decision of the Compensation Committee to reprice all current non-officer employee stock options with an exercise price in excess of $2.8125. The repricing was to be the higher of $2.8125 or the closing market price of the Company's stock on the effective date of the repricing, December 10, 1998. The closing price on December 10 was $2.75; therefore the applicable options were repriced at $2.8125. Pursuant to the terms of the repriced options, the repriced options may not be exercised in whole or in part until December 10, 1999, that is, one year after the effective date.

On December 10, 1998, the Board of Directors also ratified the decision of the Compensation Committee to reprice all current officer employee stock options with an exercise price in excess of $4.00. The repricing was to be the higher of 20% above either $2.8125 or the closing market price of the Company's stock on the effective date of the repricing, December 10, 1998. The closing price on December 10 was $2.75; therefore the applicable options were repriced at 20 % above the $2.8125 price or $3.30. Pursuant to the terms of the repriced options, the repriced options may not be exercised in whole or in part until December 10, 1999, that is, one year after the effective date.

The Board's action was in response to a decline in the market price of the Company's stock during the preceding months which had effectively eliminated the incentive value of options with significantly higher exercise prices. A total of 1,325,742 options were repriced. The repricing did not apply to options held by non-employee directors or other non-employee option holders.

The following is a summary of stock option activity and related information, including the effect of repricing in grants and cancellations during fiscal 1999 and 1998 of 1,325,742 shares and 692,150 shares, respectively:

                                   1999                            1998                            1997
                        --------------------------        ------------------------        ------------------------
                                          Weighted-                      Weighted-                        Weighted-
                                           Average                        Average                          Average
                                           Exercise                       Exercise                         Exercise
                          Options           Price          Options         Price          Options           Price
                        ----------        --------        --------        --------        --------        --------
Options:
  Outstanding at
  beginning of year      2,315,331        $ 5.4395       2,032,446        $ 6.1255       1,841,864        $ 5.7560
Granted                  1,756,742        $ 3.0222       1,178,297        $ 6.1174         515,517        $ 6.7402
Exercised                   (6,600)       $ 3.9300         (51,742)       $ 4.1914        (214,389)       $ 4.1285
Canceled                (1,587,878)       $ 5.6772        (843,670)       $ 8.1121        (110,546)       $ 6.4146
                        ----------        --------       ---------        --------       ---------        --------
Outstanding at
  end of year            2,477,595        $ 3.5837       2,315,331        $ 5.4395       2,032,446        $ 6.1255
                        ==========        ========       =========        ========       =========        ========

Available for grant*:
  Beginning                182,016                         137,454                          68,198
  Ending                   325,760                         182,016                         137,454

*  Available for grant under plans which are currently active.


The following table summarizes  information  about options  outstanding at March
31, 1999:

                                           Options Outstanding                     Options Exercisable
                            -------------------------------------------       -----------------------------
                                            Weighted-Average  Weighted-                          Weighted-
                                                 Remaining     Average                            Average
                               Number           Contractual    Exercise         Number            Exercise
Range of Exercise Prices    Outstanding        Life (Years)     Price         Exercisable          Price
------------------------    -----------        ------------     -----         -----------          -----
$2.6573 - $2.6573               26,500             9.87        $ 2.6573           --                --
$2.8125 - $2.8125            1,045,220             7.46        $ 2.8125           --                --
$2.8750 - $3.3000              543,047             7.86        $ 3.2120           --                --
$3.5000 - $3.8500               81,665             8.63        $ 3.5531           6,665          $  3.6250
$3.9300 - $12.7500             781,163             6.03        $ 4.9088         710,536          $  4.6868
                             ---------           ------        --------        ---------         ---------
                             2,477,595             7.16        $ 3.5837         717,201          $  4.6770
                             =========           =======       ========        =========         =========


Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan as Amended August 7, 1998, (the "Purchase Plan") is available for all full-time employees possessing less than 5% of the Company's common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 460,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is to be through employees' payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on February 9, 2005, or earlier at the discretion of the Company's Board of Directors. As of fiscal year-end March 31, 1999, 1998, and 1997, 64,571, 5,564 and 141,049 shares were reserved for issuance, respectively.

The following is a summary of stock purchased under the plan:

                                                  1999        1998        1997
                                                --------    --------    --------
Aggregate purchase price                        $211,000    $858,000    $592,000
Shares purchased                                 100,993     185,485     108,951
Employee participants as of March 31                 161         151         150

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

The fair value of the Company's stock-based grants for the years ended March 31, was estimated assuming no expected dividends and the following weighted-average assumptions:

                                         Options                                 Purchase Plan
                                ----------------------------                ---------------------------
                                1999       1998         1997                1999        1998       1997
                                ----       ----         ----                ----        ----       ----
Expected life years             2.81       3.02         3.17                 .21         .34         .5
Volatility                       .96%       .61%         .64%               1.29%        .64%       .64%
Risk-free interest rate         4.69%      5.77%        6.20%               5.00%       5.43%      5.25%


For pro forma purposes, the estimated fair value of the Company's stock-based grants is amortized over the options' vesting period for stock options granted under the 1995 Plan and the Director Plan and the purchase period for stock purchases under the Purchase Plan. The Company's pro forma information follows (amounts in thousands except per share amounts):


                                                     Years Ended March 31,
                                               1999         1998         1997
                                            ---------    ---------    ---------
Net (loss) - pro forma                      $  (5,112)   $  (5,073)   $  (1,148)
Diluted net (loss) per share - pro forma    $   (0.51)   $   (0.51)   $   (0.11)


Because SFAS 123 is applicable only to options granted subsequent to March 31, 1995, its pro forma effect will not be fully reflected until approximately the year 2000. The weighted-average fair value of stock options granted in fiscal 1999 and 1998 were $4.04 and $2.30 per share, respectively. The weighted-average fair value of the option element of the Purchase Plan stock granted in fiscal 1999 and 1998 was $0.95 and $1.88 per share, respectively.


16. LITIGATION

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California.

By court order dated May 20, 1997, these actions have been settled. The Company's contribution towards the settlement consisted of the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right (CVR), personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over a three year period. The CVR expires at the end of that three-year period or when the $11.50 price is met, whichever occurs first. The total amount of this settlement, $13,000,000, was expensed in the fiscal year ended March 31, 1995. In addition, the Company has put $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will cease to be restricted, without interest, if and when the CVR is extinguished. Should any payment to the class be required under the terms of the CVR, it will be charged to equity, since the full amount of $11.50 per share was included in the $13,000,000 previously expensed.

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


17. SEGMENT INFORMATION

During 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." The Company's operations are classified into one reportable segment. Substantially all of the Company's operations and long-lived assets reside in the United States although the Company has sales operations in Europe, Japan, Hong Kong and Taiwan. In fiscal 1999, no single customer accounted for greater than 10% of net sales. In fiscal 1998, Bell Milgray Inc., a distributor, accounted for approximately 10% of net product sales, and during fiscal 1997, Motorola accounted for 11% of the net product sales. Other than the United States, no one country accounted for more than 10% of net sales in fiscal 1999, 1998 and 1997. Foreign currency transaction gains and losses are not significant.

Net sales to geographic regions reported below are based upon the customers' locations (amounts in thousands):

                                                   Years Ended March 31,
                                            1999            1998           1997
                                           -------        -------        -------
Net product sales to geographic regions:
  United States                            $20,476        $21,776        $20,003
  Europe                                     3,126          3,411          3,288
  Far East and other                        10,015          7,287          8,213
                                           -------        -------        -------

Net product sales                          $33,617        $32,474        $31,504
                                           =======        =======        =======


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the independent auditors in the three years ended March 31, 1999, March 31, 1998, and March 31, 1997.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this Item is set forth in the 1999 Proxy Statement under the captions "Directors and Executive Officers of the Registrant" and "Executive Compensation" and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is set forth in the 1999 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 1999 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No reportable relationships and transactions.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as a part of this Report:

(a)      1. See Item 8 for a list of financial statements filed herein.

         2. See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

         3. Exhibit Index:

                  The exhibits listed below are filed herewith or incorporated by reference as indicated pursuant to Regulation S-K. The exhibit number refers to number indicated pursuant to the Instructions to the Exhibit Table for Regulation S-K.

                 Exhibit
                 Number             Description                             Document if Incorporated by Reference
                 -------------      ----------------------------------      ------------------------------------------------------
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

                 10.11              Commitment letter from
                                    Comerica Bank.

                 27*                Financial Data Schedule

(b)      1. Reports on Form 8-K:

                  None

*Exhibit on EDGAR filing only.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement in connection with its 1999 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 1999) are incorporated by reference into Part III.

                                                    SCHEDULE 2

                                       CALIFORNIA MICRO DEVICES CORPORATION
                                        VALUATION AND QUALIFYING ACCOUNTS


                                    Years Ended March 31, 1999, 1998, and 1997
                                              (Amounts in Thousands)

                                                           Additions
                                             Balance at    Charged to     Charged to                  Balance at
                                             Beginning      Cost and        Other       Deductions      End of
                                              of Year       Expense        Accounts        (1)           Year
                                              -------       -------        --------        ---           ----
Year ended March 31, 1999
  Allowance for doubtful accounts
    (deducted from accounts receivable)         $380          $--             $--          $156          $224
                                                ====          =====           ===          ====          ====


Year ended March 31, 1998
  Allowance for doubtful accounts
    (deducted from accounts receivable)         $437          $--             $--          $ 57          $380
                                                ====          =====           ===          ====          ====


Year ended March 31, 1997
  Allowance for doubtful accounts
    (deducted from accounts receivable)         $900          $ (15)          $--          $448          $437
                                                ====          =====           ===          ====          ====

(1) Represents write-offs net of recovery of receivables.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June 1999.

CALIFORNIA MICRO DEVICES CORPORATION
               (Registrant)


By: /s/ Jeffrey C. Kalb
    ----------------------------------
    JEFFREY C. KALB
    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of June 1999.

By:


        /s/ Jeffrey C. Kalb               President and Chief Executive Officer
        -----------------------           and Director
        JEFFREY C. KALB                   (Principal Executive Officer)

        /s/ John E. Trewin                Vice President and Chief Financial
        -----------------------           Officer
        JOHN E. TREWIN                    (Principal Financial and Accounting
                                          Officer)

        /s/ Wade Meyercord                Chairman of the Board
        -----------------------
        WADE MEYERCORD

        /s/ Angel G. Jordan               Director
        -----------------------
        ANGEL G. JORDAN

        /s/ J. Daniel McCranie            Director
        -----------------------
        J. DANIEL MCCRANIE

        /s/ Stuart Schube                 Director
        -----------------------
        STUART SCHUBE

        /s/ John Sprague                  Director
        -----------------------
        JOHN SPRAGUE

        /s/ Donald Waite                  Director
        -----------------------
        DONALD WAITE