Form 10-Q
period 1999-06-30
CALIFORNIA MICRO DEVICES CORP
filed 1999-08-11
CIK 800460

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended June 30, 1999

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

As of June 30, 1999, there were outstanding 10,152,692 shares of Issuer's Common Stock.

                        CALIFORNIA MICRO DEVICES CORPORATION

                                      INDEX


                          PART I.     FINANCIAL INFORMATION

                                                                 Page Number
                                                                 -----------
Item 1.     Financial Statements

            Statements of Operations
                  Three Months Ended June 30, 1999 and 1998                2

            Balance Sheets
                  June 30, 1999 and March 31, 1999                         3

            Statements of Cash Flows
                  Three Months Ended June 30, 1999 and 1998                4

            Notes to Financial Statements                                  5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      7


PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             10

Item 4.     Submission of Matters to a Vote of Security Holders           10

Item 6.     Exhibits and Reports on Form 8-K                              11

Signature                                                                 12

                           PART I.     FINANCIAL INFORMATION


ITEM 1.            Financial Statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                             STATEMENTS OF OPERATIONS
                    (Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)

                                                  Three Months Ended
                                                       June 30,
                                                  1999         1998
                                                  ----         ----
Net product sales                                $ 8,517     $ 8,231

Cost and expenses:
  Cost of sales                                    6,209       6,550
  Research and development                           959         902
  Selling, marketing and administrative            2,117       1,480
                                                 -------     -------
    Total costs and expenses                       9,285       8,932
                                                 -------     -------
Operating (loss)                                    (768)       (701)
Other expense, net                                   177         145
                                                 -------     -------
(Loss) before income taxes                          (945)       (846)

Income taxes                                           -           -
                                                 -------     -------
Net (loss)                                       $  (945)    $  (846)
                                                 =======     =======

Basic and diluted net (loss) per share           $ (0.09)    $ (0.08)
                                                 =======     =======
Weighted average common shares
  and share equivalents outstanding               10,117       9,983
                                                 =======     =======

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                                 BALANCE SHEETS
                      (Amounts in Thousands, Except Share Data)

                                                          June 30,     March 31,
                                                           1999          1999
                                                          -------      ---------
                                                        (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                          $ 3,735       $ 4,933
  Accounts receivable, less allowance for
    doubtful accounts of $207 and $224                      4,707         4,471
  Inventories                                               8,668         8,438
  Other assets                                                779           592
    Total current assets                                   17,889        18,434
                                                          -------       -------
Property, plant & equipment, net                           10,882        11,540
Restricted cash                                             3,122         2,900
Other long term assets                                        791           770
                                                           -------      -------
    Total assets                                           $32,684      $33,644
                                                           =======      =======
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                         $ 3,078      $ 3,239
  Accrued salaries and benefits                              1,045          998
  Other accrued liabilities                                    706          554
  Deferred margin on shipments to distributors                 516          576
  Current maturities of long-term debt and
    Capital lease obligations                                  709          685
                                                           -------      -------
    Total current liabilities                                6,054        6,052

Long-term debt, less current maturities                      7,443        7,503
Other long-term liabilities                                    838          919
                                                           -------      -------
    Total liabilities                                       14,335       14,474

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding 10,152,692 shares as of
    June 30, 1999 and 10,116,144 as of March 31, 1999       53,398       53,328
  Accumulated deficit                                      (35,103)     (34,160)
  Accumulated other comprehensive income                        54            2
                                                           -------      -------
    Total shareholders' equity                              18,349       19,170
                                                           -------      -------
  Total liabilities and shareholders' equity               $32,684      $33,644
                                                           =======      =======

The accompanying notes are an integral part of these financial statements.

                         CALIFORNIA MICRO DEVICES CORPORATION
                               STATEMENTS OF CASH FLOWS
                                (Amounts in Thousands)
                                     (Unaudited)
                                                            Three Months Ended
                                                                  June 30,
                                                             1999         1998
                                                             -------     -------

Cash flows from operating activities:
  Net (loss)                                                $   (945)  $   (846)
  Adjustments to reconcile net (loss) to net cash (used in)
    provided by operating activities:
      Depreciation and amortization                              757        707
Change in operating assets and liabilities:
  Inventories                                                   (230)      (234)
  Accounts receivable                                           (236)       183
  Other assets                                                  (187)       533
  Trade accounts payable and other current liabilities            38        807
  Other long term assets                                         (21)         4
  Deferred margin on distributor sales                           (60)      (123)
                                                             -------    -------
  Net cash (used in) provided by operating activities           (884)     1,031
                                                             -------    -------
Investing activities:
  Securities purchases                                        (1,247)      (500)
  Securities sales                                             2,060        944
  Capital expenditures                                           (99)      (709)
  Net change in restricted cash                                 (222)      (290)
                                                             -------    -------
Net cash provided by (used in) investing activities              492       (555)
                                                             -------    -------
Financing activities:
  Repayments of capital lease obligations                        (63)       (99)
  Repayments of debt                                             (54)         -
  Proceeds from issuance of common stock                          70         30
                                                             -------    -------
  Net cash used in financing activities                          (47)       (69)
                                                             -------    -------
   Net increase (decrease) in cash and cash equivalents          (439)       407
  Cash and cash equivalents at beginning of period               762         480
                                                              -------    -------
  Cash and cash equivalents at end of period                 $   323    $   887
                                                             =======    =======
Supplemental disclosures of cash flow information:
  Interest paid                                              $   230    $   228
  Income taxes paid                                          $     1    $     1
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized gain (loss) on securities                       $    54    $     4


The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                            Notes to Financial Statements

1.      Basis of Presentation
        ---------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of June 30, 1999, results of operations for the three-month periods ended June 30, 1999 and 1998, and cash flows for the three-month periods ended June 30, 1999 and 1998. Results for the quarter are not necessarily indicative of fiscal year results.

The condensed financial statements should be read in conjunction with the financial statements included with the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

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

3.      Inventories
        -----------
The components of inventory consist of the following (amounts in thousands):

                         June 30,           March 31,
                           1999               1999
                         --------           --------
Raw materials             $  504              $  428
Work-in-process            5,438               5,263
Finished goods             2,726               2,747
                         -------              -------
                          $8,668              $8,438

4.      Litigation
        ----------
From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California.

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

On July 7, 1999, class counsel filed a motion requesting clarification of the settlement agreement provisions regarding the CVR period. The settlement agreement, an attachment to the settlement agreement, and notices that were provided to the class members inconsistently described the commencement of the CVR period. The instant motion, in which the Company joined, requests that the CVR period begin December 7, 1997, and last for 4 years. In addition, the motion requests that the court expressly rule on the preference right granted to the class in the settlement agreement with respect to the $2,000,000 restricted cash fund established by the Company. The other relevant terms of the CVR remain as stated in the settlement agreement. No ruling on this motion has occurred to date.

The Company is a party to of lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

The Company believes that, with regard to these matters and those previously reported, it has to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.


5.      Net Loss Per Share
        ------------------
The Company calculates earnings per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings per Share." Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of dilutive stock options and other dilutive securities. Diluted earnings per common share do not differ from the Company's basic earnings per common and common equivalent share because the effect in periods with a net loss would be antidilutive.


6.      Comprehensive Income
        --------------------
Effective in the first quarter of fiscal year 1999, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

Comprehensive loss for the three months ended June 30, 1999 was $891,000 and comprehensive loss for June 30, 1998 was $842,000.

ITEM 2.            Management's Discussion And Analysis of Financial Condition
                   -----------------------------------------------------------
                   and Results of Operations.
                   -------------------------
Results of Operations

Product sales for the quarter ended June 30, 1999, increased by $286,000 or 3.5% compared to the quarter ended June 30, 1998. Unit shipments increased by 21% to 14.5 million units in the June 30, 1999 quarter compared to 12 million units in the year-earlier period. The increase in product sales was primarily due to increased sales of the Company's P/Active(R) family of products to the personal computer market and increased distributor revenues, partially offset by decreases in foundry sales. Thin film products accounted for 64% of product sales for the quarter ended June 30, 1999 compared to 66% in the year-earlier period. Within the thin film category, sales of the newer thin film PAC(tm)products, including the P/Active(R) family, increased to 28% of total dollar shipments and 41% of unit shipments comparedto 22% of dollar shipments and 35% of unit shipments in the year ago quarter.

Gross margins on net product sales increased to 27% compared to 20% in year ago quarter, primarily due to improved yields and secondarily to lower valuation reserves for slow-moving inventory and adjustments to lower of cost or market.

Research and development expenditures increased by $57,000 for the June 30, 1999, quarter compared to the year earlier period. This increase primarily reflects higher material costs associated with a large number of new products in development.

Selling, marketing, and administrative costs increased by $637,000 compared to a year ago. The year ago quarter included a one-time $575,000 decrease in legal expenses due to collection of an insurance settlement related to old legal bills. Without that unusual item selling, marketing and administrative costs would have increased by $62,000 due to increase selling and marketing headcount partially offset by reduced administrative expenses.

As a result of the factors discussed above, the operating loss for the quarter ended June 30, 1999, increased by $67,000 compared to the operating loss for the year earlier quarter.

Other expense, net, for the current quarter was $177,000 as compared to $145,000 in the 1998 quarter. This was due primarily to reduced interest income from investments.

No income taxes were accrued for the quarters ended June 30, 1999, or June 30, 1998, due to the availability of tax loss carry forwards.

The weighted average of common shares outstanding were 10,117,000 shares and 9,983,000 shares for the quarters ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

Net cash and short-term investments as of June 30, 1999, decreased $1,198,000 from the period ending March 31, 1999. The net loss of $945,000 was partially offset by depreciation of $757,000. Receivables increased by $230,000 due to the higher level of sales in the third month of the June quarter compared to the March quarter. Inventory increased by $236,000 due to increased work in process related to new products and prepaid expenses increased by $187,000. Restricted cash increased by $222,000 due to the accumulation of interest payments that are only made twice a year.

The Company has a $3.0 million revolving secured line of credit agreement that expires on July 31, 2000. Under the terms of the line of credit, the Company can borrow at prime plus one-half percent, collateralized by eligible receivables. There were no bank borrowings at June 30, 1999 and March 31, 1999, and during the three month periods then ended. The Company is in compliance with its financial covenants.

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

Impact of Year 2000

Many computer systems employ a two-digit date field and could experience problems beyond the year 1999. Also, some systems assign special meaning to certain dates, such as 9/9/99, and the year 2000 is a leap year, which some systems may not recognize. To address these and other related issues, the Company evaluated its management information systems (MIS) and developed a plan, as described herein, to convert all of its MIS applications to year 2000 compliant versions by March 31, 1999. This plan encompassed all major categories of systems in use by the Company, including manufacturing, sales, finance and human resources.

California Micro Devices utilizes software packages supplied by outside vendors for all of its mission critical applications. These software vendors have supplied the Company with versions of their software that they have certified to be year 2000 compliant. However, the Company recognized that relying on certification statements alone could potentially place its systems at risk if some level of integration and system level testing was not also performed. To ensure that these applications work in CMD's environment, the Company completed consolidated, system level test procedures that incorporated testing each of the key applications. The positive results of these tests allowed the Company to proceed with its migration to year 2000 compliant systems and the Company was fully converted as of March 1, 1999 and has been operating on those systems since that time. As a result of the above, the Company has not formulated formal contingency plans regarding conversion to year 2000 compliant critical systems. Should any unforeseen difficulties arise in the operation of these software packages, the Company could convert to alternate software packages.

The Company has completed its evaluation of computers and software utilized in its manufacturing operations. Nothing has come to the attention of the Company that would indicate a material impact of year 2000 issues on the Company's results of operation or financial condition.

The Company has substantially completed its evaluation of the possible impact of year 2000 issues on its key suppliers and subcontractors. Part of this evaluation was performed based upon representations received from those key suppliers and subcontractors. Noncompliance with year 2000 issues on the part of key suppliers and subcontractors, or within the international transportation system, could result in disruption of the Company's operations. Nothing has come to the attention of the Company that would indicate a material impact on the Company as a result of year 2000 issues at its key suppliers and subcontractors. However, the potential impact and related costs are not known at this time.

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

The Company believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and correcting the year 2000 problems of third parties, the Company believes the risks are greatest in the areas of utility services, telecommunications, transportation supply chains and critical suppliers of materials. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

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

Cautionary Statement

This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements regarding revenues, orders, and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, intense competition within the industry, the Company's ability to attract and retain high quality people, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products, expense reductions, year 2000 issues, and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth below and elsewhere in this Form 10-Q.

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

On July 7, 1999, class counsel filed a motion requesting clarification of the settlement agreement provisions regarding the CVR period. The settlement agreement, an attachment to the settlement agreement, and notices that were provided to the class members inconsistently described the commencement of the CVR period. The instant motion, in which the Company joined, requests that the CVR period begin December 7, 1997, and last for 4 years. In addition, the motion requests that the court expressly rule on the preference right granted to the class in the settlement agreement with respect to the $2,000,000 restricted cash fund established by the Company. The other relevant terms of the CVR remain as stated in the settlement agreement. No ruling on this motion has occurred to date.

The Company is a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

The Company believes that, with regard to these matters and those previously reported, it has to the best of its knowledge, made such adjustments to its financial statements by means of reserves and expensing the costs thereof, that these matters will not have any additional adverse impact on the Company's financial condition.

ITEM 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------
The Company's annual meeting of stockholders, at which the proposals described below were submitted to stockholders, was held on August 5, 1999.

Proposal No. 1     Election of Directors.  The following individuals, who
received the votes indicated, were elected as directors:


                   NAME                 FOR          WITHHELD
                   ----                 ---          --------
            Dr. Angel Jordan       7,576,591         937,795
Jeffrey Kalb           7,567,021         947,365
            J. Daniel McCranie     7,575,620         938,766
            Wade Meyercord         7,576,841         937,545
            Stuart Schube          7,576,786         937,600
            Dr. John Sprague       7,566,918         947,468
            Donald Waite           7,577,320         937,066

Proposal No. 2     The proposal to ratify the appointment of Ernst & Young LLP, as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:

                FOR                AGAINST            WITHHELD
                ---                -------            --------
             7,627,762             876,277              10,347

Proposal No. 3     The proposal to approve the amendment of the 1995 Employee
Stock Purchase  Plan was approved.  The results of the voting was as follows:

                FOR                 AGAINST            WITHHELD
                ---                 -------            --------
             6,929,033            1,204,110             381,243


ITEM 6.     Exhibits and Reports on Form 8-K.
            --------------------------------
            (a)   Exhibit     Description
                  -------     -----------
                  4.1         1995 Employee Stock Purchase Plan - Amended As Of
                              July 18, 1997, August 7, 1998, and August 5, 1999.

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



                        CALIFORNIA MICRO DEVICES CORPORATION
                        ------------------------------------
                                    (Registrant)



Date:   August 10, 1999             /s/ John E Trewin
                                    ------------------------------------------
                                    John E. Trewin
                                    Vice President and Chief Financial Officer

                                  Exhibit 4.1

                      1995 Employee Stock Purchase Plan -
                  Amended As Of July 18, 1997 and August 7, 1998

                         CALIFORNIA MICRO DEVICES CORPORATION
                     1995 EMPLOYEE STOCK PURCHASE PLAN AS AMENDED
                   JULY 18, 1997, AUGUST 7, 1998, AND AUGUST 5, 1999


1.      PURPOSE.

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

      (c) "Committee" shall mean the committee appointed by the Board in accordance with Section 12 of the Plan.

      (d) "Common Stock" shall mean the Common Stock of the Corporation, or any stock into which such Common Stock may be converted.

      (e) "Compensation" shall mean an Employee's wages or salary and other amounts payable to an Employee on account of personal services rendered by the Employee to the Corporation or a Designated Subsidiary and which are reportable as wages or other compensation on the Employee's Form W-2, plus pre-tax contributions of the Employee under a cash or deferred arrangement (401(k) plan) or cafeteria plan maintained by the Corporation or a Designated Subsidiary, but excluding, however, (1) non-cash fringe benefits,
(2) special payments as determined by the Committee (e.g., moving expenses, unused vacation, severance pay), (3) income from the exercise of stock options or other stock purchases and (4) any other items of Compensation as determined by the Committee.

      (f) "Corporation" shall mean California Micro Devices Corporation, a California corporation.

      (g) "Designated Subsidiary" shall mean a Subsidiary which has been designated by the Board as eligible to participate in the Plan.

      (h) "Employee" shall mean an individual employed (within the meaning of Code section 3401(c) and the regulations thereunder) by the Corporation or a Designated Subsidiary.

      (i) "Entry Date" shall mean the first day of each Option Period. The first Entry Date shall be such date as is determined by the Committee.

      (j) "Exercise Date" shall mean the last business day of each Exercise Period.

      (k) "Exercise Period" shall mean a six-month or other period as determined by the Committee. The first Exercise Period during an Option Period shall commence on the first day of such Option Period. Subsequent Exercise Periods, if any, shall run consecutively after the termination of the preceding Exercise Period. The last Exercise Period in an Option Period shall terminate on the last day of such Option Period.

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

    (m) "Option Period" shall mean a period of up to twenty-seven (27) months as determined by the Committee.

      (n) "Participant" shall mean a participant in the Plan as described in Section 4 of the Plan.

      (o)      "Plan" shall mean this employee stock purchase plan.

      (p) "Subsidiary" shall mean any corporation (other than the Corporation) in an unbroken chain of corporations beginning with the Corporation, as described in Code section 424(f).

3.    ELIGIBILITY.

      Any Employee regularly employed on a full-time basis by the Corporation or by any Designated Subsidiary on an Entry Date shall be eligible to participate in the Plan with respect to the Option Period commencing on such Entry Date, provided that the Committee may establish administrative rules requiring that employment commence some minimum period (e.g., one pay period) prior to an Entry Date to be eligible to participate with respect to that Entry Date. An Employee shall be considered employed on a full-time basis unless his or her customary employment is less than 20 hours per week or five months per year. No Employee may participate in the Plan if immediately after an option is granted the Employee owns or is considered to own (within the meaning of section 424(d) of the Code), shares of stock, including stock which the Employee may purchase by conversion of convertible securities or under outstanding options granted by the Corporation, possessing five percent(5%) or more of the total combined voting power or value of all classes of stock of the Corporation or of any of its Subsidiaries. All Employees who participate in the Plan shall have the same rights and privileges under the Plan except for differences which may be mandated by local law and which are consistent with Code section 423(b)
(5). The Committee may impose restrictions on eligibility and participation of Employees who are officers and directors to facilitate compliance with federal or state securities laws.

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

5.    OFFERING.

      5.1 The maximum number of shares of Common Stock which may be issued pursuant to the Plan shall be Nine Hundred Sixty Thousand (960,000) shares.
The Committee may designate any amount of available shares for offering for any Option Period determined pursuant to Section 5.2.

       5.2 Each Option Period, Entry Date and Exercise Period shall be determined by the Committee. The Committee shall have the power to change the duration of future Option Periods or future Exercise Periods, and to determine whether or not to have overlapping Option Periods, with respect to any prospective offering, without shareholder or Board approval.

      5.3 With respect to each Option Period, each eligible Employee who has elected to participate as provided in Section 4.1 shall be granted an option to purchase that number of shares of Common Stock which may be purchased with the payroll deductions accumulated on behalf of such Employee (assuming payroll deductions at a rate of 15% of Compensation) during each Exercise Period within such Option Period at the purchase price specified in Section 5.4 below; provided, however, (1) in no event shall the Employee be entitled to accrue rights to purchase shares under the Plan (and all other employee stock purchase plans, as defined in Code section 423, of the Corporation and its subsidiaries) at a rate which exceeds $25,000 of


Page>
the Fair Market Value of such stock (determined at the time the option is granted) for any calendar year in which such option is outstanding at any time, and (2) the maximum shares subject to any option shall in no event exceed 10,000.

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

12.   ADMINISTRATION.
      The Plan shall be administered by a Committee, which shall consist of at least three members appointed by the Board. The Committee shall have full power and authority to promulgate any rules and regulations, which it deems necessary for the proper administration of the Plan, to interpret the provisions and supervise the administration of the Plan, and to take all action in connection with administration of the Plan as it deems necessary or advisable. Decisions of the Committee shall be made by a majority of its members and shall be final and binding upon all participants. Any decision reduced to writing and signed by a majority of the members of the Committee shall be fully effective as if it had been made at a meeting of the Committee duly held. The Corporation shall pay all expenses incurred in the administration of the Plan. No Committee member shall be liable for any action or determination made in good faith with respect to the Plan or any option granted thereunder.

13.   COMMITTEE RULES FOR FOREIGN JURISDICTIONS.
      The Committee may adopt rules or procedures relating to the operation and administration of the Plan in non-United States jurisdictions to accommodate the specific requirements of local laws and procedures.
Without limiting the generality of the foregoing, the Committee is specifically authorized to adopt rules and procedures regarding handling of payroll deductions, conversion of local currency, withholding procedures and handling of stock certificates, which vary with local requirements.

14.   SECURITIES LAWS REQUIREMENTS.
      The Corporation shall not be under any obligation to issue Common Stock upon the exercise of any option unless and until the Corporation has determined that:(i) it and the Participant have taken all actions required to register the Common Stock under the Securities Act of 1933, or to perfect an exemption from the registration requirements thereof; (ii) any applicable listing requirement of any stock exchange on which the Common Stock is listed has been satisfied; and (iii) all other applicable provisions of state and federal law have been satisfied.

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


25