Form 10-Q
period 1999-09-30
CALIFORNIA MICRO DEVICES CORP
filed 1999-11-10
CIK 800460

United States
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[ x ]  Quarterly Report Pursuant To Section 13 Or 15(d) Of The
Securities Exchange Act Of 1934 For the Period Ended September 30, 1999

                                    Or

[    ]  Transition Report Pursuant To Section 10 Or 15(d) Of The
Securities Exchange Act Of 1934 For The Transition Period From ___ To __

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

As of September 30, 1999, there were outstanding 10,238,630 shares of Issuer's Common Stock.

                     CALIFORNIA MICRO DEVICES CORPORATION

                                   INDEX

                      PART I.     FINANCIAL INFORMATION

                                                           Page Number
                                                           -----------
Item 1.  Financial Statements

         Statements of Operations
           Three and Six Months Ended September 30, 1999
             and 1998                                              2

         Balance Sheets
           September 30, 1999 and March 31, 1999                   3

         Statements of Cash Flows
           Six Months Ended September 30, 1999 and 1998            4

         Notes to Financial Statements                             5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations           7


                     PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                       10

Item 4.  Submission of Matters to a Vote of Security Holders     11

Item 6.  Exhibits and Reports on Form 8-K                        11

Item 7A.  Quantitative And Qualitative Disclosures
            About Market Risk                                    11

Signature                                                        12

ITEM 1.      Financial Statements.
             --------------------
                    CALIFORNIA MICRO DEVICES CORPORATION
                         STATEMENTS OF OPERATIONS
                 (Amounts in Thousands, Except Per Share Data)
                                 (Unaudited)

                                 Three Months Ended   Six Months Ended
                                    September 30,       September 30,
                                 ------------------  -----------------
                                  1999      1998       1999      1998
                                 --------  --------  --------  --------
Net sales                        $ 9,438   $ 8,328   $17,955   $16,560

Cost and expenses:
  Cost of sales                    6,639     6,238    12,849    12,787
  Research and development           769       774     1,727     1,676
  Selling, marketing and
    administrative                 2,032     1,926     4,149     3,407
                                --------  --------  --------  --------
    Total costs and expenses       9,440     8,938    18,725    17,870
                                --------  --------  --------  --------

Operating (loss)                      (2)     (610)     (770)   (1,310)

Other expense, net                   127       160       304       305
                                --------  --------  --------  --------

(Loss) before income taxes          (129)     (770)   (1,074)   (1,615)

Income taxes                           -         -         -         -
                                --------  --------  --------  --------
Net (loss)                      $  (129)   $ (770)   $(1,074) $(1,615)
                                ========   ========  ========  ========
Basic and diluted net (loss)
  per share                      $ (0.01)   $(0.08)   $(0.11)  $ (0.16)
                                ========   ========  ========  ========
Weighted average common shares
 outstanding                      10,154     9,985    10,136     9,984
                                ========   ========  ========  ========

The accompanying notes are an integral part of these financial statements.
                                   2

                    CALIFORNIA MICRO DEVICES CORPORATION
                             BALANCE SHEETS
                  (Amounts in Thousands, Except Share Data)
                               (Unaudited)
                                            September 30,     March 31,
                                                1999            1999**
                                            -------------   -----------

ASSETS:
Current assets:
  Cash and short-term securities                $     -        $   762
  Short-term investments                          3,373          4,171
  Accounts receivable, less allowance for
    doubtful accounts of $237 and $224            5,921          4,471
  Inventories                                     8,747          8,438
  Other assets                                    1,032            592
                                                -------        -------
    Total current assets                         19,073         18,434
Property, plant & equipment, net                 10,325         11,540
Restricted cash*                                  2,968          2,900
Other long term assets                              778            770
                                                -------        -------
    Total assets                                $33,144        $33,644
                                                =======        =======
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                              $ 3,559        $ 3,239
  Accrued salaries and benefits                   1,144            998
  Other accrued liabilities                         652            554
  Deferred margin on shipments to distributors      516            576
  Current maturities of long-term debt and
    capital lease obligations                       720            685
                                                -------        -------
    Total current liabilities                     6,591          6,052
Long-term debt, less current maturities           7,412          7,503
Other long-term liabilities                         737            919
                                                -------        -------
    Total liabilities                            14,740         14,474
Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
   issued and outstanding 10,238,630 as of September 30, 1999
    and 10,116,144 as of March 31, 1999          53,640         53,328
  Accumulated deficit                           (35,234)       (34,160)
Accumulated other comprehensive income (loss)        (2)             2
    Total shareholders' equity                   18,404         19,170
                                                -------        -------
  Total liabilities and shareholders' equity    $33,144        $33,644
                                                =======        ========

* Includes $2 million in restricted cash which serves as the Company's guarantee for the CVR value included in the settlement of shareholder class actions.
** Derived from audited financial statements
The accompanying notes are an integral part of these financial statements.
                                   3

                    CALIFORNIA MICRO DEVICES CORPORATION
                          STATEMENTS OF CASH FLOWS
                           (Amounts in Thousands)
                                (Unaudited)
                                                  Six Months Ended
                                                    September 30,
                                                  ----------------
                                                   1999        1998
                                                  ------      ------

Cash flows from operating activities:
  Net (loss)                                      $ (1,074)  $ (1,615)
  Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
  Depreciation and amortization                      1,467      1,424
  Net increase in inventories                         (309)      (153)
  Net (increase)/decrease in accounts receivable    (1,450)       369
  Net (increase) /decrease in prepaid expenses
     and other current assets                         (440)       589
  Net increase/(decrease) in trade accounts payable
     and other current liabilities                     564       (397)
  Net increase in other long term assets                (8)         -
  Decrease in deferred margin on distributor sales     (60)      (123)
                                                   -------    -------
Net cash (used in) provided by operating activities (1,310)        94
                                                   -------    -------
Cash flows from investing activities:
  Short-term investment purchases                   (1,247)    (2,006)
  Short-term investment sales                        2,040      2,896
  Capital expenditures                                (252)    (1,068)
  Net change in restricted cash                        (68)      (129)
                                                   -------    -------
Net cash provided by (used in) investing activities    473       (307)
                                                   -------    -------
Cash flows from financing activities:
  Repayments of capital lease obligations             (155)     (184)
  Repayments of long-term debt                         (82)        -
  Proceeds from issuance of common stock               312        30
                                                   -------   -------
Net cash provided by (used in ) financing activities    75      (154)
                                                   -------   -------
Net decrease in cash and cash equivalents             (762)     (367)
Cash and cash equivalents at beginning of period       762       480
                                                   -------   -------
Cash and cash equivalents at end of period          $    -   $   113
                                                   =======   =======
Supplemental disclosures of cash flow information:
Interest paid                                       $  448   $   449
Income taxes paid                                   $    1   $     -
Supplemental disclosures of non-cash investing
  and financing activities:
    Unrealized gain/(loss) on securities            $   (4)  $    (5)

The accompanying notes are an integral part of these financial statements.
                                    4

                    CALIFORNIA MICRO DEVICES CORPORATION
                        Notes to Financial Statements
1.   Basis of Presentation
     ---------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of September 30, 1999, results of operations for the three and six month periods ended September 30, 1999 and 1998, and cash flows for the six-month periods ended September 30, 1999 and 1998. Results for the quarter are not necessarily indicative of fiscal year results.

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

3.   Inventories
     -----------
The components of inventory consist of the following (amounts in thousands):

                                   September 30,    March 31,
                                      1999            1999
                                   -------------   ---------
                 Raw materials       $  393          $  428
                 Work-in-process      5,999           5,263
                 Finished goods       2,355           2,747
                                     ------          ------
                                     $8,747          $8,438
                                     ======          ======

4.   Litigation
     ----------
Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1999 and its report on Form 10-Q for the quarter ending June 30, 1999.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California. By court order dated May 20, 1997, these actions were settled. By court order dated July 27, 1999, that settlement was modified with respect to the terms of the Contingent Value Right ("CVR"). The subsequent order clarified the date the CVR period began, and extended the redemption period for the CVRs from three to four years.

Pursuant to the 1997 order, the Company's contribution towards the settlement consisted of the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a CVR, personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over a specified time period. The CVR expires at the end of that period or when the $11.50 price is met, whichever occurs first. In addition, the Company has put $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will cease to be restricted, without interest, if and when the CVR is extinguished. Should any payment to the class be required under the terms of the CVR, it will be charged to equity, since the full amount of $11.50 per share was included in the $13,000,000 previously expensed.

On July 7, 1999, class counsel filed a motion requesting clarification of the settlement agreement provisions regarding the CVR period. The settlement agreement, an attachment to the settlement agreement, and notices that were provided to the class members inconsistently described the commencement of the CVR period. The instant motion, in which the Company joined, requests that the CVR period begin December 7, 1997, and last for 4 years. The other relevant terms of the CVR remain as stated in the settlement agreement. By order dated July 27, 1999, this motion was granted by the Court.

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

6.   Comprehensive Income
     --------------------
Comprehensive loss is principally comprised of the unrealized gains or losses on the Company's available-for-sale securities. Comprehensive loss for the three months ended September 30, 1999 and September 30, 1998 was $184,000 and $736,000, respectively. For the six months ended September 30, 1999 and September 30, 1998, the comprehensive loss was $1,076,000 and $1,582,000, respectively.
                                 6

ITEM 2.    Management's Discussion And Analysis of Financial Condition
           -----------------------------------------------------------
           and Results of Operations.
           -------------------------
Results of Operations

Product sales for the quarter ended September 30, 1999, increased by $1,110,000 or 13% compared to the quarter ended September 30, 1998. Unit shipments increased 35% to 17.9 million units in the September 30, 1999 quarter compared to 13.3 million units in the year-earlier quarter. The increase in product sales was primarily due to increased sales of the Company's P/Active(R) family of products to the personal computer market as well as increased sales into networking, telecommunications, and medical markets, partially offset by decreases in foundry sales. Thin film products accounted for approximately 70% of product sales and approximately 80% of units shipped for both the quarters ended September 30, 1999 and 1998. Within the thin film category, sales of the newer thin film PAC(tm) products, including the P/Active(R) family, were approximately 28% of total dollar shipments and approximately 41% of unit shipments for both the quarters ended September 30, 1999 and 1998.

Product sales for the six month period ended September 30, 1999, increased by $1,395,000, or 8% over the year-earlier period, also due to increased sales of the Company's P/Active(R) family of products as well as increased sales into networking, telecommunications, and medical markets. Units' shipments increased 28% in the six-month period ended September 30, 1999, compared to the year-earlier period. Thin film products represented approximately 68% of product sales and approximately 78% of unit shipments, for both the six months periods ended September 30, 1999 and 1998. Dollar sales of the newer thin film PAC(tm) products, including P/Active(R), increased to 42% of total product sales in the six months ended September 30, 1999 as compared to 38% in the year-earlier period, resulting in an 18% increase in dollar sales. Unit sales of the PAC(tm) products increased 43% in the six months ended September 30, 1999 as compared to the year-earlier period.

Gross margins increased sequentially to 30% in the September 30, 1999 quarter compared to 27% in the June 30, 1999 quarter and 25% in the September 30, 1998 quarter due to increased sales and manufacturing efficiencies.

Research and development expense was $769,000 and $774,000 for the three months ended September 30, 1999 and 1998, respectively and $1,727,000 and $1,676,000 for the six months ended September 30, 1999 and 1998, respectively.

Selling, marketing and administrative expenses ("S, M & A") were $2,032,000 and $1,926,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in the 1999 quarter is primarily due to increased commissions as a result of increased sales. S, M & A expenses were $4,149,000 and $3,407,000 for the six-month periods ended September 30, 1999 and 1998, respectively. Administrative expenses for the six months ended September 30, 1998 were lower due to the receipt of a one-time insurance settlement in June 1998.

As a result of the factors discussed above, operating losses for the three and six months ended September 30, 1999, were $2,000 and $770,000 compared to operating losses of $610,000 and $1,310,000 in the year earlier periods.

Other expense, net for the three and six months ended September 30, 1999, was $127,000 and $304,000 as compared to expense of $160,000 and $305,000 in the year earlier periods, due to reduced interest income.

No income taxes were accrued for the three and six months ended September 30, 1999, or September 30, 1998, due to the availability of tax loss carry forwards and current period losses.

The weighted average common shares outstanding were 10,154,000 shares and 10,136,000 shares for the three and six months ended September 30, 1999, respectively, compared to 9,985,000 shares and 9,984,000 shares, respectively, in the year earlier periods.
                                  7

Liquidity and Capital Resources

Net cash and cash equivalents as of September 30, 1999, was $3.4 million compared to $4.9 million on March 31, 1999, reflecting primarily a $1.4 million increase in accounts receivable. Receivables days sales outstanding ("DSO") were 56 days as of September 30, 1999 as compared to 47 days at March 31, 1999. The increase in DSO primarily reflects a higher percentage of sales in the third month of the September 1999 quarter as compared to the March 1999 quarter. Inventory levels increased by $309,000, or 4%, due to increased work-in-process for the higher-volume P/Active? products. Other assets increased $440,000, to $1,032,000 at September 30, 1999, due to annual insurance payments made during the September quarter and increases in stock from the employee stock purchase program.

The Company has a $3.0 million revolving secured line of credit agreement that expires on July 31, 2000. Under the terms of the line of credit, the Company can borrow at prime plus one-half percent, collateralized by eligible receivables. The Company also has a $1.0 million capital equipment financing facility that expires on June 30, 2003; under the terms of this facility the Company can borrow at prime plus 0.75%. There were no borrowings on either of these facilities at September 30, 1999 and March 31, 1999, and during the six month periods then ended. The Company is in compliance with its financial covenants.

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

California Micro Devices utilizes software packages supplied by outside vendors for all of its mission critical applications. These software vendors have supplied the Company with versions of their software that they have certified to be year 2000 compliant. However, the Company recognized that relying on certification statements alone could potentially place its systems at risk if some level of integration and system level testing was not also performed. To ensure that these applications work in CMD's environment, the Company completed consolidated, system-level test procedures that incorporated testing each of the key applications. The positive results of these tests allowed the Company to proceed with its migration to year 2000 compliant systems and the Company was fully converted as of March 1, 1999 and has been operating on those systems since that time. The Company's systems operated normally through the 9/9/99 date. As a result of the above, the Company has not formulated formal contingency plans regarding conversion to year 2000 compliant critical systems. Should any unforeseen difficulties arise in the operation of these software packages, the Company could convert to alternate software packages.

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

PART II.     OTHER INFORMATION


ITEM 1.      Legal Proceedings.


Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1999 and its report on Form 10-Q for the quarter ending June 30, 1999.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California. By court order dated May 20, 1997, these actions were settled. By court order dated July 27, 1999, that settlement was modified with respect to the terms of the Contingent Value Right ("CVR"). The subsequent order clarified the date the CVR period began, and extended the redemption period for the CVRs from three to four years.

Pursuant to the 1997 order, the Company's contribution towards the settlement consisted of the payment of $6,000,000 in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a CVR, personal to the shareholder, that entitles the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over a specified time period. The CVR expires at the end of that period or when the $11.50 price is met, whichever occurs first. In addition, the Company has put $2,000,000 into a restricted account as a guarantee for performance under the CVR. The cash will cease to be restricted, without interest, if and when the CVR is extinguished. Should any payment to the class be required under the terms of the CVR, it will be charged to equity, since the full amount of $11.50 per share was included in the $13,000,000 previously expensed.

On July 7, 1999, class counsel filed a motion requesting clarification of the settlement agreement provisions regarding the CVR period. The settlement agreement, an attachment to the settlement agreement, and notices that were provided to the class members inconsistently described the commencement of the CVR period. The instant motion, in which the Company joined, requests that the CVR period begin December 7, 1997, and last for 4 years. The other relevant terms of the CVR remain as stated in the settlement agreement. By order dated July 27, 1999, this motion was granted by the Court.

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

Proposal No. 1     Election of Directors.  The following individuals,
who received the votes indicated, were elected as directors:

             NAME             FOR        WITHHELD
      Dr. Angel Jordan     7,576,591      937,795
      Jeffrey Kalb         7,567,021      947,365
      J. Daniel McCranie   7,575,620      938,766
      Wade Meyercord       7,576,841      937,545
      Stuart Schube        7,576,786      937,600
      Dr. John Sprague     7,566,918      947,468
      Donald Waite         7,577,320      937,066


Proposal No. 2     The proposal to ratify the appointment of Ernst &
Young LLP, as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:

          FOR          AGAINST      WITHHELD
      7,627,762        876,277           10,347

Proposal No. 3     The proposal to approve the amendment of the 1995
Employee Stock Purchase Plan was approved. The results of the voting was as follows:

          FOR           AGAINST      WITHHELD
      6,929,033      1,204,110         381,243



ITEM 6.      Exhibits and Reports on Form 8-K.

         Exhibit      Description

(a)   4.1      1995 Employee Stock Purchase Plan - Amended As Of July 18, 1997,
               August 7, 1998, and August 5, 1999.

(b)   FDS      Financial Data Schedule (For EDGAR Filing Only)

(c)   Form 8-K   None

(d)   10.11      Amended Commitment letter from Comerica Bank.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No material changes from the Company's report on form 10K for the period ending March 31, 1999.

SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        CALIFORNIA MICRO DEVICES CORPORATION
                        ------------------------------------
                                   (Registrant)



Date:   November 9, 1999            /s/John E. Trewin
                                    John E. Trewin
                                    Vice President and Chief Financial Officer

                                   Exhibit 4.1


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

2.   DEFINITIONS.
     ------------
   (a)   "Board" shall mean the Board of Directors of the Corporation.
   (b)   "Code" shall mean the Internal Revenue Code of 1986, as amended.
   (c) "Committee" shall mean the committee appointed by the Board in accordance with Section 12 of the Plan.
   (d) "Common Stock" shall mean the Common Stock of the Corporation, or any stock into which such Common Stock may be converted.
   (e) "Compensation" shall mean an Employee's wages or salary and other amounts payable to an Employee on account of personal services rendered by the Employee to the Corporation or a Designated Subsidiary and which are reportable as wages or other compensation on the Employee's Form W-2, plus pre-tax contributions of the Employee under a cash or deferred arrangement (401(k) plan) or cafeteria plan maintained by the Corporation or a Designated Subsidiary, but excluding, however, (1) non-cash fringe benefits, (2) special payments as determined by the Committee (e.g., moving expenses, unused vacation, severance pay), (3) income from the exercise of stock options or other stock purchases and (4) any other items of Compensation as determined by the Committee.
   (f) "Corporation" shall mean California Micro Devices Corporation, a California corporation.
   (g) "Designated Subsidiary" shall mean a Subsidiary, which has been designated by the Board as eligible to participate in the Plan.
   (h) "Employee" shall mean an individual employed (within the meaning of Code section 3401(c) and the regulations thereunder) by the Corporation or a Designated Subsidiary.
   (i)   "Entry Date" shall mean the first day of each Option Period.
The first Entry Date shall be such date as is determined by the Committee.
   (j)   "Exercise Date" shall mean the last business day of each Exercise
Period.
   (k) "Exercise Period" shall mean a six-month or other period as determined by the Committee. The first Exercise Period during an Option Period shall commence on the first day of such Option Period. Subsequent Exercise Periods, if any, shall run consecutively after the termination of the preceding Exercise Period. The last Exercise Period in an Option Period shall terminate on the last day of such Option Period.
   (l) "Fair Market Value" shall mean the value of one (1) share of Common Stock on the relevant date, determined as follows:
        (i) If the shares are traded on an exchange or on the Nasdaq Stock Market, the reported "closing price" on the next preceding trading day (provided that in the case of the first Entry Date, the Fair Market Value shall be the initial price to the public in the Company's initial public offering);
        (ii) If the shares are traded over-the-counter on the NASDAQ System (other than on the Nasdaq Stock Market), the mean between the bid and the ask prices on said System at the close of business on the next preceding trading day (provided that in the case of the first Entry Date, the Fair Market Value shall be the initial price to the public in the Company's initial public offering); and
        (iii) If neither (1) nor (2) applies, the fair market value as determined by the Committee in good faith. Such determination shall be conclusive and binding on all persons.

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

12.   ADMINISTRATION.
      ---------------
   The Plan shall be administered by a Committee, which shall consist of at least three members appointed by the Board. The Committee shall have full power and authority to promulgate any rules and regulations, which it deems necessary for the proper administration of the Plan, to interpret the provisions and supervise the administration of the Plan, and to take all action in connection with administration of the Plan as it deems necessary or advisable. Decisions of the Committee shall be made by a majority of its members and shall be final and binding upon all participants. Any decision reduced to writing and signed by a majority of the members of the Committee shall be fully effective as if it had been made at a meeting of the Committee duly held. The Corporation shall pay all expenses incurred in the administration of the Plan. No Committee member shall be liable for any action or determination made in good faith with respect to the Plan or any option granted thereunder.

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

                                 Exhibit 10.11

COMERICA

                       MODIFICATION TO LOAN & SECURITY AGREEMENT

   This First Modification to Loan & Security Agreement (this "Modification") is entered into by and between ("Borrower") California Micro Devices Corporation and COMERICA BANK-CALIFORNIA ("Bank") as of this September 23, 1999, at San Jose, California.

RECITALS

   A. Bank and Borrower have previously entered into a Loan & Security Agreement (Accounts & Inventory) (the "Agreement") dated April 14, 1999.

   B. Borrower has requested, and Bank has agreed, to modify the Agreement as set forth below.

AGREEMENT

   For good and valuable consideration, the parties agree as set forth below:

   Incorporation by Reference.   The Agreement as modified hereby and the
   ---------------------------
Recitals are incorporated herein by this reference:

Section 6.17 Borrower shall maintain the following financial ratios and covenants on a consolidated and non-consolidated basis:

   b. Tangible Effective Net Worth in an amount not less than $14,500,000.00 increasing by 75% of quarterly profits and by 100% of any new equity or subordinated debt raised.
   f. A ratio of Cash Flow to Fixed Charges of not less that 1:50:1.00 beginning with the quarter ending 03/31/2000, on a rolling two quarter basis.

   Legal Effect   Except as specifically set forth in this Modification, all of
   ------------
the terms and conditions of the Agreement remain in full force and effect.

   Integration.   This is an integrated Modification and supersedes all prior
   ------------
negotiations and agreements regarding the subject matter hereof. All amendments hereto must be in writing and signed by the parties.

   IN WITNESS WHEREOF, the parties have agreed as of the date first set forth above.


   California Micro Devices Corporation      COMERICA BANK-CALIFORNIA

By:   /s/ John E. Trewin                     By:   /s/ Alan Jepsen
      John E. Trewin
Title:   Vice President & CFO                Alan Jepsen, Vice President