Form 10-Q
period 1999-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2000-02-14
CIK 800460

United States
                                SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                       FORM 10-Q

                                        (Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended December 31, 1999
                                         or

[   ]  Transition Report Pursuant To Section 10 Or 15(d) Of The Securities
Exchange Act Of 1934 For The Transition Period From ___  To  _____

Commission File Number 0-15449

                                CALIFORNIA MICRO DEVICES CORPORATION
                                ------------------------------------
                        (Exact name of registrant as specified in its charter)

            California                                           94-2672609
            -----------                                          ----------
  (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

    215 Topaz Street, Milpitas, California                     95035-5430
   --------------------------------------                     -----------
  (Address of principal executive offices)                    (Zip Code)

                                      (408) 263-3214
                                      --------------
                    (Registrant's telephone number, including area code)

                                      Not applicable
                                     ----------------
              (Former name, former address, and former fiscal year if
                             changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No __

                            Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 31, 1999, there were outstanding 10,431,751 shares of Issuer's Common Stock.

                                 CALIFORNIA MICRO DEVICES CORPORATION

                                               INDEX

                                 PART I.     FINANCIAL INFORMATION

                                                                    Page Number
Item 1.  Financial Statements

         Statements of Operations
          Three and Nine Months Ended December 31, 1999 and 1998             2

         Balance Sheets
          December 31, 1999 and March 31, 1999                               3

         Statements of Cash Flows
          Nine Months Ended December 31, 1999 and 1998                       4

         Notes to Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         10


                                     PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signature                                                                   12

ITEM 1.  Financial Statements.
         --------------------------
                               CALIFORNIA MICRO DEVICES CORPORATION
                                    STATEMENTS OF OPERATIONS
                           (Amounts in Thousands, Except Per Share Data)
                                         (Unaudited)
                                          Three Months Ended   Nine Months Ended
                                            December 31,          December 31,
                                         -------------------  -----------------

                                          1999      1998      1999     1998
                                          ------    ------    ------   ---------
Net sales                                $11,664    $ 8,529   $29,619  $25,089
Cost and expenses:
  Cost of sales                            7,867      6,072    20,716    8,860
  Research and development                   762      1,004     2,489    2,680
  Selling, marketing and administrative    2,463      1,889     6,611    5,296
                                         -------    -------   -------   ------
    Total costs and expenses              11,092      8,965    29,816   26,836
                                         -------    -------   -------   --------
Operating income (loss)                      572       (436)     (197)  (1,747)

Other expense, net                            92        190       397      495
                                         -------    -------    ------    -------
Income (loss) before income taxes            480       (626)     (594)  (2,242)

Income taxes                                   -          -         -         -
                                        --------    -------    ------   -------
Net income (loss)                       $    480    $  (626)   $ (594) $(2,242)
                                        ========    ========   ======= ========
Net income (loss) per share - basic     $   0.05    $ (0.06)   $ (0.06) $(0.22)
                                        ========    ========    ======= =======
Weighted average common shares
  outstanding -basic                      10,284     10,020     10,205    9,998
                                        ========     =======    ======= =======
Net income (loss) per fully diluted share $  0.04    $(0.06)    $(0.06) $(0.22)
                                          =======     =======    ======= =======
Weighted average fully diluted common
  shares outstanding                       11,528     10,020     10,205   9,998
                                          =======    ========    ======= =======

The accompanying notes are an integral part of these financial statements.

                   CALIFORNIA MICRO DEVICES CORPORATION
                     BALANCE SHEETS
                       (Amounts in Thousands, Except Share Data)
                           (Unaudited)

                                               December 31,     March 31,
                                                 1999            1999**
                                               -----------    ----------
ASSETS:
------
Current assets:
  Cash and short-term securities*              $  2,495       $   762
  Short-term investments                          3,409         4,171
  Accounts receivable, less allowance for
   doubtful accounts of $212 and $224             6,574          4,471
  Inventories                                     9,452          8,438
  Other assets                                    1,213            592
                                               --------       --------
    Total current assets                         23,143         18,434
  Property, plant & equipment, net               10,250         11,540
  Restricted cash*                                1,192          2,900
  Other long term assets                            855            770
                                               --------        -------
    Total assets                                $35,440        $33,644
                                                =======         ======
LIABILITIES & SHAREHOLDERS' EQUITY:
----------------------------------
 Current liabilities:
   Accounts payable                            $  4,276        $ 3,239
  Accrued salaries and benefits                   1,281            998
  Other accrued liabilities                         824            554
  Deferred margin on shipments to distributors      516            576
  Current maturities of long-term debt and
    capital lease obligations                       726            685
                                               --------         ------
  Total current liabilities                       7,623          6,052

Long-term debt, less current maturities           7,366          7,503
Other long-term liabilities                         959            919
                                               --------         ------
    Total liabilities                            15,948         14,474

Shareholders' equity:
  Common stock - no par value; authorized
    25,000,000, issued and outstanding 10,431,751
    as of December 31, 1999 and
    10,116,144 as of March 31, 1999              54,259         53,328
  Accumulated deficit                           (34,755)       (34,160)
  Accumulated other comprehensive income (loss)     (12)             2
    Total shareholders' equity                   19,492         19,170
                                                --------       --------
  Total liabilities and shareholders' equity    $35,440        $33,644
                                                =======        =======

* Balance at March 31, 1999 includes $2 million in restricted cash which served as the Company's guarantee for the CVR value included in the settlement of shareholder class actions. As the guarantee has been met, the $2.0 million is no longer restricted and is included in cash and short-term securities as of December 31, 1999.
** Derived from audited financial statements

The accompanying notes are an integral part of these financial statements.

                   CALIFORNIA MICRO DEVICES CORPORATION
                     STATEMENTS OF CASH FLOWS
                     (Amounts in Thousands)
                             (Unaudited)

                                               Nine Months Ended    December 31,
                                                      1999             1998
                                               -----------------    -----------
Cash flows from operating activities:
  Net (loss)                                     $   (594)          $   (2,242)
  Adjustments to reconcile net (loss) to
    net cash provided by operating activities:
  Depreciation and amortization                     2,159                2,165
  Net increase in inventories                      (1,014)                   2
  Net (increase) /decrease in accounts receivable  (2,103)                 533
  Net (increase) /decrease in prepaid expenses
     and other current assets                        (621)                332
  Net increase/(decrease) in trade accounts payable
     and other current liabilities                  1,590                (572)
  Net increase in other long term assets              (97)                (66)
  Increase in other long term liabilities             111                   -
  Decrease in deferred margin on distributor sales    (60)                (60)
                                                  --------          ----------
Net cash  (used in) provided by operating activities (629)                 92
                                                  --------          ----------
Cash flows from investing activities:
  Short-term investment purchases                  (1,960)             (3,163)
  Short-term investment sales                       2,707               4,623
  Capital expenditures                               (857)             (1,269)
  Net change in restricted cash                     1,708                (351)
                                                  --------           ---------
Net cash provided by (used in) investing activities 1,598                (160)
                                                  --------           ---------
Cash flows from financing activities:
  Repayments of capital lease obligations            (280)               (271)
  Additions to capital lease                          238                   -
  Repayments of long-term debt                       (125)                  -
  Proceeds from issuance of common stock              931                 248
              ----------                          --------            -------
Net cash provided by (used in ) financing activities  764                 (23)
                                                   -------            --------
Net increase (decrease) in cash and
  cash equivalents                                   1,733                (91)
Cash and cash equivalents at beginning of period       762                480
                                                   -------            --------
Cash and cash equivalents at end of period         $ 2,495            $   389
                                                   =======            =======
Supplemental disclosures of cash flow information:
Interest paid                                      $   670            $  476
Supplemental disclosures of non-cash investing
  and financing activities:
    Unrealized gain/(loss) on securities           $   (15)           $    9
    Additions to capital financed by leases        $   238            $  -

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION

                           Notes to Financial Statements

1.  Basis of Presentation
    ---------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's the "Company") financial position as of December 31, 1999, results of operations for the three and nine month periods ended December 31, 1999 and 1998, and cash flows for the nine-month periods ended December 31, 1999 and 1998. Results for the quarter are not necessarily indicative of fiscal year results.

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


3.  Inventories
    -----------
   The components of inventory consist of the following (amounts in thousands):

                                  December 31,        March 31,
                                     1999               1999
                                  ------------        ---------
           Raw materials          $  443             $  428
           Work-in-process         6,312              5,263
           Finished goods          2,697              2,747
                                  ------             ------
                                  $9,452              $8,438
                                  ======              =====

4.   Litigation
      ------------
Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1999 and its reports on Forms 10-Q for the quarters ending June 30 and September 30, 1999.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California.

By court order dated May 20, 1997, these actions have been settled. The Company's contribution towards the settlement consisted of the payment of $6 million in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right ("CVR"), personal to the shareholder, that guaranteed the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over a defined period. As of January 5, 2000 the 20-day average trading price exceeded $11.50 and the CVR was extinguished. The Company had put $2 million into a restricted account as a guarantee for performance under the CVR. As a result of the CVR being extinguished this $2 million is no longer restricted and is included in cash and short-term securities as of December 31, 1999.

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

5.   Net Income (Loss) Per Share
      -----------------------------------
The following table sets forth the computation of basic and diluted income
(loss) per share:

                                  Three months ended      Nine months ended
                                     December 31,             December 31,
                                  ------------------     -------------------
                                 1999        1998        1999     1998
                                 -----       ----        ----     ----
               (In thousands, except per share amounts)
Numerator:
  Numerator for basic and
    diluted net income per share
    - net income (loss)         $  480    $ (626)        $ (594)   $(2,242)
                                ======    =======        =======   =======
Denominator for basic net income (loss) per share:
    Weighted average common hares
      used in computing Basic
      net income per share      10,284     10,020         10,205     9,998
                               =======    =======        =======    =======
Basic net income (loss)
  per share                    $  0.05    $ (0.06)        $ (0.06)  $ (0.22)
                               =======    =======         =======    =======
Denominator for diluted net income per share:
   Weighted average common
    shares                     10,284      10,020          10,205     9,998
   Employee stock options to
    purchase common stock       1,244           -               -         -
                              -------     -------          -------   -------
Shares used in computing diluted net
income per share               11,528      10,020          10,205     9,998
                              =======     =======         =======    =======
Diluted net income per share  $  0.04     $ (0.06)        $ (0.06)   $ (0.22)
                              =======     =======         =======    =======

Options to purchase 80,500 shares common stock were outstanding during the quarter ended December 31, 1999, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. For the quarter and nine months ended December 31, 1998, and the nine months ended December 31, 1999 all options to purchase shares of common stock, representing 2,466,000 shares, 2,466,000 shares and 2,517,000 shares, respectively, were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

6.   Comprehensive Income
      -----------------------------
Comprehensive income (loss) is principally comprised of the unrealized gains or losses on the Company's available-for-sale securities. Comprehensive income
(loss) for the three months ended December 31, 1999 and December 31, 1998 was $469,000 and ($651,000), respectively. For the nine months ended December 31, 1999 and December 31, 1998, the comprehensive loss was ($609,000) and ($2,233,000), respectively.

ITEM 2.  Management's Discussion And Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations.
         --------------------------

Results of Operations

Product sales for the quarter ended December 31, 1999, increased by $3,135,000, or 37%, compared to the quarter ended December 31, 1998, with the majority of the increase being in products for the networking market. Unit shipments increased 62% to 23.3 million units in the December 31, 1999 quarter compared to 14.4 million units in the year-earlier quarter. The increase in product sales was primarily due to increased sales of new products. Sales of the Company's new products (products introduced within the past three years) increased by 126% in dollars and 155% in units in the quarter ended December 31, 1999 as compared to the year-earlier quarter. Thin film products accounted for 73% of dollar sales and 76% of units shipped for the quarter ended December 31, 1999 as compared to 71% of dollar sales and 84% of units shipped the year-earlier quarter. The decline in percentage of thin film units shipped was primarily due to increased mix of single chip and lower mix of dual chip products for solving the need for parallel port filtering, termination and ESD protection. In total, the number of parallel port solutions shipped increased by 63% in the quarter ended December 31, 1999 as compared to the year-earlier period.

Product sales for the nine month period ended December 31, 1999, increased by $4,530,000, or 18%, over the year-earlier period, also due to increased sales new products, with the majority of the increase being in products for the networking market. Units shipped increased 40% in the nine-month period ended December 31, 1999 compared to the year-earlier period. New product sales for the nine months ended December 31, 1999 increased by 95% in dollars and 104% in units as compared to the year-earlier period. Thin film products represented 70% of dollar sales and 76% of unit shipments, for the nine months period ended December 31, 1999 as compared to 68% of dollar sales and 81% of units shipped in the year-earlier period. The decline in percentage of thin film units shipped was primarily due to increased mix of single chip and lower mix of dual chip products for solving the need for parallel port filtering, termination and ESD protection. In total the number of parallel port solutions shipped increased by 49% in the nine months ended December
31, 1999 as compared to the year-earlier period.

Gross margins increased sequentially to 32.5% in the December 31, 1999 quarter compared to 29.7% in the September 30, 1999 quarter and 28.8% in the December 31, 1998 quarter due to increased sales and manufacturing efficiencies.

Research and development expense was $762,000 and $1,004,000 for the three months ended December 31, 1999 and 1998, respectively, and $2,489,000 and $2,680,000 for the nine months ended December 31, 1999 and 1998, respectively. The decrease in research and development expense was due to lower materials costs as the focus of R&D was more on product development than on process development compared to the year-earlier periods.

Selling, marketing and administrative expenses ("S, M & A") were $2,463,000 and $1,889,000 for the three months ended December 31, 1999 and 1998, respectively. The increase in the 1999 quarter is primarily due to increased commissions, increased personnel costs, and increased promotional activities, including expansion of the Company's presence in Europe. S, M, & A expenses were $6,611,000 and $5,296,000 for the nine-month periods ended December
31, 1999 and 1998, respectively. In addition to increased commissions, personnel costs and promotional activities, S, M, & A expenses for the nine months ended December 31, 1998 were low due to the receipt of a $575,000 one-time insurance settlement in June 1998.

As a result of the factors discussed above, operating income for the three months ended December 31, 1999, was $572,000 compared to an operating loss of $436,000 in the year-earlier period. For the nine months ended December
31, 1999, there was an operating loss of $197,000 as compared to an operating loss of $1,747,000 in the year earlier period.

Other expense, net for the three and nine months ended December 31, 1999, was $92,000 and $397,000 as compared to expense of $190,000 and $495,000 in the year earlier periods, due to increased investment income related to the Company's executive deferred compensation program. This was offset in operating income as non-cash compensation charge.

No income taxes were accrued for the three and nine months ended December 30, 1999, or December 31, 1998, due to the availability of tax loss carry forwards and the nine-month period losses.

Liquidity and Capital Resources

Total cash, short-term securities and investments as of December 31, 1999, was $5.9 million compared to $4.9 million on March 31, 1999. As previously announced, the Company has met the stock price guarantee associated with its 1997 class action settlement. As a result the $2.0 million of previously restricted cash related to the guarantee is no longer restricted and is included in "cash and short-term securities" as of December 31, 1999. Receivables days sales outstanding were 52 days as of December 31, 1999 as compared to 47 days at March 31, 1999. The increase in DSO primarily reflects a higher percentage of sales in the third month of the December
1999 quarter as compared to the March 1999 quarter. Inventories increased by $1.0 million from the March quarter, related to increased work-in-process to support new product introductions and increased sales. But this was essentially offset by a $1.0 million increase in accounts payable. Other current assets increased $621,000, to $1,213,000 at December 31, 1999, due to increases in stock from the employee stock purchase program and annual insurance payments made during the September quarter.

The Company has a $3.0 million revolving secured line of credit agreement that expires on July 31, 2000. Under the terms of the line of credit, the Company can borrow at prime plus one-half percent, collateralized by eligible receivables. The Company also has a $1.0 million capital equipment financing facility that expires on June 30, 2003; under the terms of this facility the Company can borrow at prime plus 0.75%. There were no borrowings on either of these facilities at March 31, 1999. During the nine month period ended December 31, 1999 there were no borrowings against the revolving line of credit. The Company has drawn down $238,000 against the capital equipment financing facility as of December 31, 1999. The Company is in compliance with its financial covenants.

The Company expects to fund its future liquidity needs through its existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, the Company may pursue other sources of liquidity.

The Company believes that it has sufficient financial resources to fund its operations for the foreseeable future.

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

The positive results of these tests allowed the Company to proceed with its migration to year 2000 compliant systems and the Company was fully converted as of March 1, 1999 and has been operating on those systems since that time. To date the Company has not experienced any significant problems related to its in-house information systems or manufacturing operations. As a result of the above, the Company has not formulated formal contingency plans regarding the leap year event. Should any unforeseen difficulties arise in the operation of these software packages, the Company could convert to alternate software packages.

The Company did not observe any material impact from its key suppliers due to Y2K problems. Noncompliance with year 2000 issues on the part of key suppliers and subcontractors, or within the international transportation system, could result in disruption of the Company's operations. Nothing has come to the attention of the Company that would indicate a material impact on the Company as a result of year 2000 issues at its key suppliers and subcontractors. However, the potential impact and related costs are not known at this time.

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

As of the filing date of this Form 10-Q, the Company has not experienced any significant year 2000 related difficulties in its internal operations nor in its third party sources of supplies and services .

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------
No material changes have occurred from the Company's report on form 10K for the period ending March 31, 1999.

                          PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings.
         -----------------

Reference should be made to the Company's filings with the SEC, including its report on Form 10-K for its fiscal year ended March 31, 1999 and its reports on Forms 10-Q for the quarters ending June 30 and September 30, 1999.

From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against the Company in the United States District Court for the Northern District of California.

By court order dated May 20, 1997, these actions have been settled. The Company's contribution towards the settlement consisted of the payment of $6 million in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right ("CVR"), personal to the shareholder, that guaranteed the shareholder to receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over defined period. As of January 5, 2000 the 20-day average trading price exceeded $11.50 and the CVR was extinguished. The Company had put $2 million into a restricted account as a guarantee for performance under the CVR. As a result of the CVR being extinguished this $2 million is no longer restricted and is included in cash and short-term securities as of December 31, 1999.

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



ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
         Exhibit               Description
         -------               -----------
         (a)   27              Financial Data Schedule (For EDGAR Filing Only)

         (b)   Form 8-K        None

                           SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 CALIFORNIA MICRO DEVICES CORPORATION
 ------------------------------------
         (Registrant)



Date:   February 11, 2000         /s/John E. Trewin
                                  --------------------------------------
                                  John E. Trewin
                                  Vice President and Chief Financial Officer