Form 10-K405
period 2000-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2000-06-20
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2000

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

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.
Yes X  No
   ---    ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000, was approximately $211,090,000 based upon the last sale price of the common stock reported for such date on the Nasdaq National Market System. For purposes of this disclosure, common stock held by persons who hold more than 10% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2000, the number of shares of the Registrant's common stock outstanding were 11,037,543.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held August 1, 2000.

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

In this report, "CAMD," "we," "us" and "our" refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

ITEM 1. BUSINESS.

General

         We are a leading supplier of thin film integrated passive devices and complementary analog semiconductors. Through proprietary manufacturing processes, we integrate multiple thin film passive components onto single chips and enhance their functionality with discrete semiconductor functions to provide single chip solutions for densely populated, high performance electronic systems. Our integrated passive devices are significantly smaller and provide more functionality than competitive discrete products. Integrated passive devices replace functional clusters of discrete passive components that are used for signal filtering and termination at busses and ports, wave shaping, clock signal filtering, biasing, and other traditional discrete component functions. In some instances our integrated passive devices also provide semiconductor functions, such as electrostatic discharge protection.

         We also offer analog semiconductor solutions that complement our integrated passive devices, providing electrostatic discharge protection for ports, smart power management functions and micro-power operational amplifiers. We use our thin film passive component technology to enhance the functionality of our semiconductor products. Additionally, we manufacture and sell an established line of telecommunications related semiconductor products.

         We focus our expertise on providing high volume, cost effective, standard and custom solutions for computer systems and peripherals, high performance networking, and the mobile communications and telecommunications infrastructure markets. Our customers include original equipment manufacturers, such as 3 COM Corporation, the Acer Group, Cisco Systems, Intel Corporation,
Inventec, Nortel Networks, and Samsung Electronics Co. Ltd., and contract manufacturers, including Celestica, Inc., Jabil Circuits Inc., and Solectron Corporation.

Industry Background

         Passive components - principally resistors and capacitors - are used in virtually all electronic products. Resistors impede the flow of electrical current and dissipate electrical energy as heat. They are used to divide voltage, pull-up/pull-down voltage, and terminate and control current. Capacitors store electrical charges and pass alternating current while blocking direct current. Capacitors are used to filter noise and shape waveforms. Historically, passive components have been discrete devices that perform one specific function per device. Individually and in combination, resistors and capacitors are used to filter, condition, shape, bias, terminate and improve the characteristics of the electrical signals used and transmitted by active components such as microprocessors, application specific integrated circuits, dynamic random access memories, and analog integrated circuits.

         The demand for discrete and integrated passive components is being driven by both the increasing number of components per system, and the increasing number of systems produced. For example, the number of passives in a personal computer increased from a few hundred in the 486 generation of personal computers to as many as 1,000 in the Pentium III series of products. Similar trends are occurring in mobile phones, where multiple bands, new functionality and higher frequencies are being incorporated, driving the number of passive components from 300 in older analog phones to 600 in current devices. According to a 1997 report by Frost & Sullivan, the worldwide market for passive components included over $5.0 billion for resistors and resistor networks and over $9.0 billion for capacitors. Integrated passive devices address a small but growing portion of this market, particularly in the personal computer, networking, and mobile phone segments.

         The technological progress of the semiconductor industry has been the driving force behind the electronics industry, and higher levels of integration on a single chip have been the underlying factor that has made this possible. Higher levels of integration lead to products that are smaller with higher performance and functionality and lower cost.

         The semiconductor industry has segmented into two major technology types - digital circuits, and analog circuits. Digital circuits are used most heavily in computationally intensive functions such as computing and digital signal processing. Manufacturers of digital integrated circuits operate on the leading edge of process technology (e.g. sub-micron line width) to maximize the performance and component density of their products.

         Analog circuits are more typically found in applications requiring precise voltage/power control, amplification, and other specialized functions. They are used throughout all system types, providing the power management and ancillary functions necessary for system operation. Manufacturers of analog integrated circuits are able to use manufacturing facilities that are much lower cost and older in technology (e.g. larger line width) than digital circuit manufacturers. The analog circuit market tends to be less cyclical and less capital intensive than the digital, and is more fragmented in terms of products. This can provide greater opportunities for executing a niche strategy. The analog circuit market is large and growing, with the Gartner Group reporting that this market increased from $7.6 billion in 1988 to $21.2 billion in 1998 and has shown a compound annual growth rate of 16.7% over 24 years, compared to 16.1% for the total semiconductor market.

Industry Challenges

        Some of the fastest growing segments of the electronic products markets are:

               o      personal computers and servers

               o      networking products

               o      wireless communications, including mobile phones

               o      communications   infrastructure,   including  fiber  optic
                      transmission

               o personal digital assistants and other portable electronic devices

The technological advances in these market segments and the demands of consumers are requiring companies to design products with the following characteristics:

         Reduced Size and Weight. Consumer demand for smaller, more portable products has created a need to reduce component size and minimize the required space between components. For example, laptop computers and mobile phones have continued to get smaller and lighter while at the same time the functionality of these products has increased dramatically.

         Increased Performance and Functionality. The increasing use of faster microprocessors in computers and higher frequencies in communication products require more passive components that can function properly at the high operating speeds. For example, the number of busses, along with their speed and width, has increased significantly from the 486 generation to the Pentium III series of personal computers. Each of these busses requires passive components to terminate their transmission lines. Also, as the number of clock lines that serve to transmit timing signals increased from a few in earlier personal computers to 27 in the Pentium III, additional passive components are needed for filtering, wave shaping, and termination.

         Greater Reliability. As electronic systems become a more integral part of our lives, and more systems become portable, manufacturers must provide greater reliability and the ability to withstand hostile environmental conditions. For example, we depend on computer systems in almost every aspect of our day-to-day lives, including financial transactions, email, health records, the Internet, and emergency response systems; and on mobile communications to keep in touch on the road or when we are out of the office.

         Electrostatic Discharge Protection. As electronic systems move out of controlled environments and become more portable and user configurable, they are more susceptible to damage from electrostatic discharge. Protecting connectors and other places where people touch sensitive electronic devices is vital to assuring long, reliable operation.

         Shorter Time to Market. The rapid changes in technology and intense competition have shortened product life cycles dramatically and required manufacturers to seek shorter time to market. Products such as personal computers and cell phones, which used to have life cycles of one or two years, are now replaced by newer versions as frequently as every six to nine months, requiring new products with new functions to quickly ramp into high volume production. The use of standard circuits reduces the time required to design new products.

         Lower Total Cost. Manufacturers of electronic systems are facing intense price competition and are seeking ways of lowering the overall cost of their products. Lowering the cost of electronic systems is fundamental to increasing their affordability and allowing them to be applied to new tasks, which allows more people access to better, faster technology. There is also a strong correlation between reducing size and reducing cost.

         Reduced Power Consumption. As devices become more portable and need to operate for longer periods of time, there is an increasing need for power reduction and power management to increase battery life in portables and reduce power consumption in other systems. At the same time, enhanced functionality and performance increases power requirements, demanding that new functions be more power efficient, and techniques be developed to power-down unused parts of systems.

         Discrete passive components, because of their size and performance characteristics, may not effectively meet these needs of system designers. In addition, there is a need for analog semiconductors that provide better power management and operate at increasingly lower voltages and power levels.

Our Solution

         We meet the needs of our customers through our innovative approach of integrating thin film passive components and our patented technique of combining these integrated passive components with semiconductors. Our thin film technology allows us to combine multiple resistors, capacitors, diodes and other components into a single, high-density device we market under the brand name "P/Active". We also design and manufacture analog semiconductors that provide power management functions, and offer low voltage, micro power operational amplifiers that we can enhance by adding thin film passive devices. We believe these solutions provide the following benefits:

         Smaller Size for Miniaturization and Portability. Our integration of multiple passive devices into a single integrated device reduces the area required for the passive components by as much as 80% compared to discrete passive elements. Discrete passive components typically consume a significant part of the space in an electronic system, limiting either the ability to reduce product size or to incorporate additional features. For example, in a typical mobile phone, as much as two thirds of the printed circuit board space is consumed by passive components.

         Increased Performance at Higher Frequencies. Our thin film technology components are designed to perform consistently at frequencies up to 3 GHz, unlike discrete passive components that behave unpredictably at today's higher frequencies, particularly in excess of 300 MHz. Our PAC RC family of filters operates properly at up to

10 times the frequency of traditional discrete components, and can suppress electromagnetic interference/radio frequency interference noise by as much as 10 times more than combinations of thick film components at very high frequencies. The operating frequency of our integrated passive components is further extended when combined with our new chip scale packaging technology.

         Improved Reliability. We reduce the number of connections through higher levels of integration, thus improving reliability and eliminating many of the problems encountered in the manufacture of printed circuit boards. These problems include solder migration, cracking and peeling, sensitivity to environmental conditions and poor solder joints that often accompany the use of numerous discrete passive components. Depending on the system, up to 40% of all system failures can be attributed to poor solder interconnections.

         Improved Electrostatic Discharge Protection. All of our P/Active products have been designed to tolerate high levels of electrostatic discharge, and also to help protect increasingly sensitive integrated circuits. We produce a family of dedicated electrostatic discharge protection devices, some of them application specific, as well as other standard products which combine electrostatic discharge protection with passive and active functions. We continue to enhance these products to meet increasingly stringent industry requirements for electrostatic discharge protection.

         Shorter Time to Market. We provide standardized solutions to common problems that assist design engineers in their efforts to bring products to market more quickly. These solutions eliminate the need for engineers to design, layout, and test their own solution using numerous discrete components. For example, our Super 1284 is a single component that combines 26 resistors, 17 capacitors, and 34 diodes to provide the complete filtering and termination functionality, plus electrostatic discharge protection needed on the parallel printer port of a computer.

         Lower Total Cost Solutions. We offer a lower total cost solution compared with most discrete passive component manufacturers by integrating multiple passive components into a single chip. Taking into account the per component costs of assembly, solder, testing, repair/rework, and warranty, we believe a single integrated passive device offers an overall lower cost solution even though the materials cost of the discrete passive components is usually less. As noted above, our Super 1284 device combines 77 previously discrete or low integration level components into a single package.

         Lower Power Consumption and Enhanced Power Management. We have developed a product family combining low power CMOS technology with some passive components to address the problems associated with smart power management techniques. These techniques are used to support devices which must remain operational when major parts of a system are powered down or in a "sleep mode" to save electricity. In addition, we build small, cost effective operational amplifiers that are designed to operate in small, low power, hand held devices that must conserve battery power. All of our products use CMOS technology similar to that used in high component count VLSI, instead of the bipolar semiconductor technology which is more typically used in higher power drivers and power supplies.

Our Strategy

         Our objective is to use our leadership position in the design and manufacture of integrated passive devices to capture a greater share of the market currently served by discrete passive components. We also want to become a leading manufacturer of analog semiconductors that are complementary to our integrated passive devices. Our strategy includes the following key elements:

         Leverage Our Technology Leadership Position. We intend to continue to use our extensive thin film processing and materials expertise in combination with our semiconductor capabilities to create value added devices for our customers. In passive components, we provide higher levels of integration, using our thin film capabilities. We use our applications engineering capability and system level expertise to design products that are application specific solutions to customer problems, as opposed to providing discrete components from which the customer constructs their own solution. Using our ability to combine thin film passive devices with semiconductors, we are developing new semiconductor products in power management, micro power amplifiers, electrostatic discharge protection, as well as custom applications. We are leveraging our success with power management products into additional products and applications where we can achieve a leadership position.

         Focus on High Volume Solutions. We focus on manufacturers of products in growth markets such as personal computers and servers, mobile phones and telecommunications infrastructure, networking equipment that supports the growth of the internet and internal computer networks, high performance graphics workstations, and personal digital assistants, all of which have an increasing need for higher density and higher performance passive components. We work with customers to identify common, high volume applications or, when appropriate, design customized solutions to meet particular customer applications. We have the ability to expand our production volumes substantially without adding significant new facilities or overhead, either in our Milpitas, California or Tempe, Arizona manufacturing facilities.

         Expand Our Sales and Marketing Efforts Internationally and Domestically. We are continuing to expand both the breadth and intensity of our sales coverage. We recently added sales personnel to cover Japan, Taiwan, China, South Korea and other parts of Southeast Asia. In addition, we have added sales capabilities in Europe and increased the number of area managers in the U.S. To support our enhanced sales efforts and to define more new products, we have expanded our internal marketing capabilities.

         Develop Highly Responsive Product Development and Production Capabilities. Many system designers leave decisions regarding passive components to the end of the design cycle, and they often require custom devices to meet their specific needs. We continue to invest in both development capability and inventory planning and production capabilities to allow us to respond quickly and shorten design and manufacturing cycles.

         Develop Standard Products to Shorten Customer Time to Market. We continue to work with existing and potential customers to identify their passive and specialized semiconductor requirements. We use this information to provide customized solutions that often become standard products and solutions that shorten our customer's time to market.

         Educate the Market on our Value Proposition. We are educating the market that our thin film integrated devices are a lower total cost solution than discrete passive components when the total cost of manufacturing and support is considered. We also take an aggressive pricing approach to make our solutions more attractive in connection with certain high volume market opportunities.

Our Competitive Advantages

         We believe that we have the following competitive advantages that will assist us in implementing solutions to satisfy our customers' needs:

         Extensive Experience in Thin Film Technologies. We have extensive experience in creating thin film passive components. We can use many different substrates, including silicon, ceramic and glass while our competitors are generally limited to one type of substrate. This allows us to apply the technology best suited to a given problem. We can deposit multiple different resistive materials, use different dielectric materials and add plating of different materials to address a wide variety of resistor and capacitor needs.

         Extensive Experience in Combining Thin Film Passive Components and Semiconductors. We believe our in-house ability to combine thin film technology with semiconductors is unique among passive device manufacturers. Most of our competitors in the passive component area lack internal semiconductor design and manufacturing capability. While there are some semiconductor manufacturers who have limited capabilities to combine semiconductors with passive components, at present we know of none that are selling integrated thin film passive devices incorporating semiconductor functions.

         Application Engineering Expertise. Our application engineers define products that are application specific solutions to our customers' problems. Our goal is to be able to specify and design application specific devices that not only meet the needs of the specific customer, but may also be used to meet the needs of other customers. Traditional passive component manufacturers provide components from which customers construct their own solution.

         Control of Wafer  Fabrication  Facilities With Available  Capacity.  We
currently operate wafer fabrication facilities in Milpitas, California and Tempe, Arizona. The processes that we use to build integrated passive devices are not standard, nor are many of the processes used to build analog semiconductors. Outsourcing the required manufacturing technology can be quite difficult for our competitors. We have the capacity at our facilities to significantly increase production with additional staffing and minimal additional capital expenditures.

         Integrated Manufacturing Capabilities. We bring together within our company the specialized capabilities necessary to build a broad range of integrated passive devices. These include laser trimming, noise and temperature coefficient control, testing, plating, optical inspection and chip scale bumping technologies. Our competitors generally must outsource one or more of these capabilities, raising issues of availability, cost, quality control, and time to market.

Products

         Our products consist of thin film integrated passive products and semiconductor products and generally range in price from $0.20 to $1.00 per unit, with some specialized or special purpose products priced up to $10.00 per unit. The following table provides information regarding our product families by application:

             Application                Product Name                                    Typical Markets
             -----------                ------------                                    ---------------

Filters ...........................     PAC 1284, PRC 1284, PRC, PACT,     Computers, Mobile Phones, Personal
                                        PAC USB, PAC GAME, PACKBM          Digital Assistants, Set Top Boxes

Termination Devices................     PACDN, PACR, PRN, PACRAMBUS,       Computers, Base Stations, Networks
                                        PACGTL, PACAS, PRC, PACTF, PACV

Resistor Networks..................     PACAC 97, PAC27A, PRN              Computers, Automobiles, Medical Devices,
                                                                           Audio Equipment, Test Equipment, Power
                                                                           Supplies, Networks

ESD Protection.....................     PACDN, DN, PDN, PACVGA             Mobile Phones, Personal Digital
                                                                           Assistants, Computers, Set Top Boxes

Power Management...................     CMPWR, PAC27                       Network Interface Cards, Modems, Cable
                                                                           Modems

Amplifiers.........................     CMC7, CMAMP, AMPM                  Audio Equipment, Instrumentation, Mobile
                                                                           Phones

Microprocessors and Peripherals....     G655, G65SC                        Telephone Switching

Dual Tone Multiple Frequency.......     CM8870, CM8880, CM8888, G8912      10-10 XXX Dialers, Telephone Switching,
                                                                           Answering Machines, Caller ID, PBX, Smart
                                                                           Phones


        Thin Film Integrated Passive Products

         Our integrated passive devices are application specific, high volume standard and lower volume custom products. They represent complete solutions to the electronic problems of termination, filtering, and electrostatic discharge protection that plague many system designers. Most of the systems in our target markets include a core of highly integrated circuits, accompanied by discrete passive components, and low integration level integrated circuits or discrete semiconductors. We service the need for the integration of these companion components, which in recent years have come to dominate the size and significantly impact the cost of most systems. Our thin film product offerings fall into two categories:

o Our P/Active family of components, called "PAC" in the above table, optimizes high frequency performance, density, reliability and other capabilities. These devices are application specific passive networks targeted to solve industry standard applications or to complement the semiconductor offerings of the industry's leading chip suppliers. They take full advantage of the inherent capabilities of the silicon substrate to be used as interconnect between devices, shield for low noise capabilities, and even impedance control. They often include some semiconductor devices as part of the solution, particularly when electrostatic discharge protection is required.

o Our Integrated Passive Electronic Component products are cost effective for customers with high volume requirements or that can take advantage of our capabilities to provide tight tolerances, low temperature coefficients, tight matching between components, or other special characteristics. These products are often custom in nature. They are typically simpler in function and easier to manufacture and are often well suited for very low cost applications.

         We also offer a variety of precision and non-precision thin film resistors and capacitors as well as combinations of those elements with and without semiconductor devices. Devices can be manufactured on a variety of different substrates. We have particular strength in the area of resistor-capacitor filters, a rapidly growing and complex segment of the integrated passive component business. We sell these products both in standard semiconductor industry packages, primarily surface mount technology, as chip scale packages, and as un-packaged die. Packaged devices currently represent the dominant portion of our business, although we expect chip scale packages to represent an increasing portion.

        Semiconductor Products

         We manufacture CMOS based analog circuits,  utilizing  feature sizes of
1.5 microns or greater. In fiscal 1999 and 2000, we developed and introduced four new semiconductor product families: power management solutions, operational amplifiers, electrostatic discharge protection devices, and combination devices targeted at the multiple functions on the VGA port of computers.

o Our power management devices are single chip solutions that implement the power management techniques used in computer and network enhancements such as network interface cards, modems, and other system functions which must remain operational when major parts of systems are powered down.

o Our operational amplifier focus is on providing extremely low power consumption products that are attractive in the portable systems markets. Operational amplifiers are used in the processing of analog electrical signals. We can integrate multiple operational amplifiers with passive components to provide higher level functions.

o Our electrostatic discharge protection devices are typically used to protect connector interfaces and other external elements. These devices are often combined with signal termination and filtering functions.

o We have introduced a family of products for the VGA port on personal computers. These devices combine buffer amplifiers, electrostatic discharge protection, level shifting functions, and termination and biasing resistors for handling the multiplicity of needs on the video port of computers.

o Our traditional semiconductor business includes mixed signal integrated circuits that combine digital and analog functions on a single chip. Product groups include data communications and interface families, and telecommunication dual tone multi-frequency receiver and transceiver products. These products are used in customer applications such as 10-10-XXX dialers, answering machines, portable telephones and switching systems. Additionally, we continue to manufacture the 65CXX family of microprocessors.

Foundry Operations

         We participate in the foundry business, in which wafers are fabricated to customer specifications using customer designed tooling. Most of these products are built using unique processes that do not directly compete with the larger foundries in Southeast Asia and elsewhere. Our intent is to do foundry work to leverage the utilization of our facilities in Tempe, Arizona, while building our own products and establishing relationships with key partners. In fiscal 1999 and 2000, our major foundry customer was Sipex Corporation, which recently announced the opening of its own facility. Sipex represented approximately 2.5% of product sales in fiscal 2000 and we do not believe the potential loss of this revenue will have a material impact on our business.

Customers

         Our products are incorporated into products manufactured by other companies. In fiscal 2000 approximately 52% of our revenues came from the sale of our products directly to original equipment manufacturers and contract manufacturers. No single end use customer accounted for over 10% of net product sales and the following were our major customers for fiscal 2000:

           ACER Group                         ITI Limited
           Celestica, Inc.                    Nortel Networks
           Cisco Systems                      Samsung Electronics Co. Ltd.
           Guidant Corporation                Solectron Corporation
           Intel Corporation                  3 COM Corporation

         In fiscal 2000, 48% of our revenues came from sale of our products through distributors. Arrow Inc. and Excelpoint Systems, our two largest distributors, accounted for approximately 17% and 14% of net product sales, respectively. In fiscal 1999, no single distributor accounted for greater than 10% of net sales. In fiscal 1998, Bell Milgray Inc., a distributor, later acquired by Arrow Electronics, accounted for approximately 10% of net product sales.

Sales and Marketing

         We focus our marketing efforts on high growth electronics sectors, including the areas of computers and peripherals, portable communications devices and telecommunications infrastructure, and network systems. Additionally, we concentrate our efforts on major worldwide electronic system manufacturers who are considered market leaders in these segments, and where we feel we have the greatest opportunities and ability to influence the industry at large. This often involves a longer design-in cycle, but we believe it has greater long-term business potential.

         Our products are primarily specified through contact with customers' engineering departments, as well as their procurement and manufacturing personnel. Most of the systems into which our products are designed have short life cycles. As a result, we require a significant number of new design wins on an ongoing basis to maintain and grow revenue.

         We work with existing and potential customers to identify passive and specialized semiconductor component needs that our capabilities address, and seek to have customers design our solutions into their products. We facilitate these efforts by providing customized solutions as necessary to meet customer design requirements. These customized designs, and the knowledge acquired during the design process, can often be used to create standard products, which we can then offer for similar applications in other areas. In this respect, our business style is closer to that of a semiconductor company, than that of the traditional passives company.

         Our sales channels consist primarily of independent regional sales representatives managed by our sales force, with its headquarters Milpitas, California and regional sales offices throughout the United States, Europe, and Asia. We sell through distributors, in the United States, Asia and Europe, to provide sources of our products at locations closer to the customers. As our standard product line expands, more of our sales may be through distributors.

         There is a distinct shift from original equipment manufacturing towards the use of contract manufacturing within our customer base, and we believe that this trend will continue. Since the end of fiscal 1998 and continuing through fiscal 2000, a contract manufacturer has been our single largest direct purchaser of product. In response to this trend, we have a separate contract manufacturing account program to further develop sales opportunities in this area.

         Foreign sales accounted for 43%, 39%, and 33% of product sales for fiscal years ended March 31, 2000, 1999, and 1998, respectively. Many of those products were designed into United States based OEM's and subcontracted through overseas assemblers. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a significant portion of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Manufacturing

         Our manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. We currently operate wafer fabrication facilities in Milpitas, California and Tempe, Arizona that are ISO 9000 certified. The Milpitas facility includes a 10,000 square foot clean room and primarily uses four and five inch round and 4 1/2 inch square wafers to manufacture thin film passive components. The Tempe facility includes a 16,000 square foot clean room and is equipped for five-inch wafer fabrication of both thin film passive components and semiconductor products. We use subcontractors in Asia, primarily in Thailand and Malaysia, for assembly, packaging, and testing of most of our products.

         We manufacture our products using industry standard semiconductor wafer fabrication equipment that we modify as necessary. We have historically purchased used processing equipment at significantly lower cost than new equipment, but have also purchased new equipment for some operations when it could be shown to be more cost effective or where used equipment was not available.

Research and Development

         Our research and development programs consist primarily of developing new products, processes and materials in response to identified market needs. Additionally, we redesign existing products to reduce costs and expand their capabilities and performance. On March 31, 2000, we had 30 engineers in our research and development department and process development and improvement organizations who averaged 17 years of experience.

         For the fiscal years ended March 31, 2000, 1999, and 1998, we spent $3.4 million, $3.7 million, and $3.0 million, respectively, on research and development activities.

Intellectual Property

         In the last five years, we have been granted 12 U.S. patents related to our thin film and semiconductor technologies. We have seven U.S. patent applications pending relating to specific embodiments of our proprietary resistor, capacitor, diode, process and semiconductor product technologies. We have also established domestic and international trademarks for our P/Active family of devices.

         We have acquired a non-exclusive, non-assignable license with respect to manufacturing flip chip, or "bumped" die, from Flip Chip Technologies. Under the terms of this license, we can utilize certain of Flip Chip's Ultra Chip Scale packaging technologies.

         Our policy is to apply for patent  protection  for our unique  products and manufacturing processes where such protection is warranted. Process technologies are more often designated as trade secrets. With respect to mask works, our policy is to selectively seek copyright protection. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights.

Competition

         Competition in the passive component industry is based on a number of factors, including price, product performance, established customer relationships, manufacturing capabilities, product development and customer support. Our primary competition has come from established competitors and from pre-existing technologies. Many of our competitors have announced that they are or will be providing thin film products in addition to their traditional thick film devices. We have seen only sporadic thin film competition but continue to believe that this market will become more competitive.

         Because our markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include AVX/Kyocera, Beckman Industrial Corp., Intarsia, IRC, KOA-Speer, Matsushita Electronics Components, Ltd., Murata-Eirie of North America, Inc., Phillips Electronics N.V. Ltd, ROHM Co., ST Micro, TDK Corp. of America, Vishay Intertechnology, Inc., and others. In the semiconductor area, we encounter Cherry Semiconductor, Linear Technology, Maxim, Mitel,
Motorola Semiconductor, Fairchild Semiconductor, Semtech, ST Micro, Telcom Semiconductor, Texas Instruments, and others.

Environmental

         We are subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals during our manufacturing processes. We believe that we are in compliance with all such environmental regulations. Industrial waste generated at our facilities is either processed prior to discharge or stored in barrels with double containment methods until removed by an independent contractor. We have obtained all necessary permits for such discharges and storage.

Employees

         As of March 31, 2000, we had 285 full-time and part-time employees, including 29 in sales and marketing, 30 in engineering and research and development activities and process development and improvement organizations, and 205 in manufacturing. Of these employees, 151 were located in Milpitas, California and 134 in Tempe, Arizona.

Risk Factors

We have incurred losses in our fiscal years 1998 and 1999 and we may be unable to sustain profitability.

         We have experienced losses for each quarter and fiscal year from June 30, 1998 through September 30, 1999. We incurred net losses of $2.8 million for our fiscal year ended March 31, 1999 and $594,000 for the nine months ended December 31, 1999. Our accumulated deficit at March 31, 2000 was $33.5 million. Although our revenues have grown in recent quarters, and profits in the quarters ended December 31, 1999 and March 31, 2000 were sufficient to make the fiscal year ended March 31, 2000 profitable, we cannot assure you that we will be able to sustain revenue growth and profitability.

Our operating results may fluctuate significantly because of a number of factors, many of which are beyond our control.

         Our operating results may fluctuate significantly. Some of the factors that affect our quarterly and annual operating results, many of which are difficult to control or predict, are:

         o the reduction, rescheduling or cancellation of orders by customers;

         o fluctuations in the timing and amount of customer requests for product shipments;

         o fluctuations in the manufacturing output, yields and inventory levels of our suppliers;

         o        changes in the mix of products that our customers purchase;

         o        our ability to introduce new products on a timely basis;

         o        the   announcement   or   introduction   of  products  by  our
                  competitors;

         o the availability of third-party assembly capacity and raw materials;

         o        competitive pressures on selling prices;

         o        market acceptance of our products;

         o        general   conditions  in  the  computer,   telecommunications,
                  networking, and general semiconductor and passives industries; and

         o        general economic conditions.

Our markets are subject to rapid technological change. Therefore, our success depends on our ability to develop and introduce new products.

         The markets for our products are characterized by:

         o        rapidly changing technologies;

         o        changing customer needs;

         o        frequent new product introductions and enhancements;

         o        increased integration with other functions; and

         o        rapid product obsolescence.

         To develop new products for our target markets, we must develop, gain access to, and use leading technologies in a cost-effective and timely manner, and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

         In addition, products for some applications are based on new and continually evolving industry standards. Our ability to compete will depend on our ability to identify and ensure compliance with these industry standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.

         We may not be able to identify new product opportunities, successfully develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. Failure in any of these areas could harm our operating results.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

         There is intense competition for qualified personnel in the semiconductor industry, in particular the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and our Milpitas factory are located, as well as in the Tempe, Arizona, area, where our other factory is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Any growth is expected to place increased demands on our resources and will likely require the addition of additional management and engineering personnel, and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key engineers or other key technical and management personnel, or key top management, could harm our business.

We do our own wafer fabrication and do not have alternate sources for most of our processes.

         We operate our own semiconductor and thin film wafer manufacturing facilities. While some of the processes from our Milpitas factory can be run in our Tempe facility, and vice versa, in general our processes are unique to the factory in which they are being produced. We provide these fabrication facilities with rolling forecasts of our production requirements. However, the ability of each facility to provide wafers to us is limited by the foundry's available capacity and influenced by rapid changes in mix. Accordingly, we cannot be certain that these facilities will be able to supply sufficient capacity to satisfy our requirements. In addition, much of our equipment has been utilized for a long time, and can be subject to excessive downtime. Other significant risks associated with our wafer manufacturing include:

         o        the  lack  of  assured  wafer  supply,   chemicals,  or  other
                  materials, and control over delivery schedules;

         o the unavailability of, or delays in obtaining access to, key process technologies;

         o the unavailability of, or delays in the ability to hire, sufficient manufacturing personnel;

         o        the variability in manufacturing yields and productivity; and

         o the availability of spare parts and maintenance service for aging equipment.

         We could experience a substantial delay or interruption in the shipment of our products or an increase in our costs due to many reasons, including:

         o        a sudden, unanticipated demand for our products;

         o a manufacturing disruption experienced by one or more of our wafer fabrication facilities;

         o        errors in fabrication or defects in raw materials;

         o the time required, or the inability to identify or qualify alternative manufacturing sources for existing or new products in the case of disruption; or

         o failure of our suppliers to obtain the raw materials and equipment used in the production of our integrated circuits and integrated passives.

The markets in which we participate are intensely competitive and our products are not sold pursuant to long term contracts.

         Our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

         o        designing new products that implement new technologies;

         o subcontracting the assembly of new products and delivering them in a timely manner;

         o        product quality and reliability;

         o        technical support and service;

         o        timely product introduction;

         o        product performance and features;

         o        price;

         o        end-user acceptance of our customers' products;

         o        compliance with evolving standards; and

         o        market acceptance of competitors' products.

         In addition, our competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower-cost or higher-performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable. In addition, our competitors and customers may introduce products that integrate the functions performed by our integrated circuits on a single integrated circuit, or combine our integrated passives onto the integrated circuit, thus eliminating the need for our products.

         Generally, our sales are not subject to long-term contracts but rather to short-term releases of customer purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work is not in our control. The percentage of revenues from turns orders (orders booked and shipped in the same quarter) has ranged from 61% in the quarter ended June 30, 1999 to as low as 41% for the quarter ended March 31, 2000, making our quarterly revenue dependent on short term orders. Because of the short life cycles involved with our customers' products, the order pattern from individual customers can be erratic with inventory accumulation and de-accumulation during phases of the life cycle for our customers' products. As a result, we may experience quarterly fluctuations in revenue and operating results and the risk of inventory write-offs.

         Because our markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include AVX/Kyocera, Beckman Industrial Corp., Intarsia, IRC, KOA-Speer, Matsushita Electronics Components., Ltd., Murata-Eirie of North America, Inc., Phillips Electronics, ROHM Co., ST Micro, TDK Corp. of America, Vishay Intertechnology, Inc., N.V., Ltd., and others. In the semiconductor area, we encounter competition from Cherry Semiconductor, Linear Technology, Maxim, Mitel, Motorola Semiconductor, National Semiconductor, Semtech, ST Micro, Telcom Semiconductor, Texas Instruments, and others. Many of our competitors are greater than us in size and have larger financial and other resources than we do.

If we are unable to further penetrate the markets for PCs, telecommunications, or networking devices, or if these markets fail to grow as expected, our revenues could stop growing and may decline.

         A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of PC, telecommunications, and networking products. In order for us to be successful, we must continue to penetrate these markets. Furthermore, if these markets fail to grow as expected, our business could be materially harmed.

If we are unable to maintain our present foundry relationship with the Sipex Corporation, or if their use of our capabilities were to decline, our revenues would be impacted.

         In the last three fiscal years we have derived approximately 2.5 to 5% of our revenue from foundry business with the Sipex Corporation. In the last year, Sipex built its own facility. It is likely that Sipex will attempt to install the process we run for them in their own facility. If that happens, we will likely lose this business. We may not be able to find replacement foundry business at that time or in the future.

We expect that revenues currently derived from some older communications products will decline in future periods, and our business will be harmed if our other products fail to compensate for this decline.

         We manufacture some older microprocessor products that are currently used in places such as India's telephone system and other telecommunications products. Since all other significant manufacturers of these products are no longer participating in these markets, our revenues have increased. However, these devices are not being designed into new systems, so the business will eventually decline. Additionally, we manufacture a family of old tone generator products, called DTMF circuits, which are used for tone recognition on analog telephone systems. As long as this communication system is in use, there will be periodic spurts of revenue from increased usage when new functions are introduced, but the long-term business trend is most likely down. If we are unable to find replacement business for this revenue, our overall business will suffer.

Our dependence on third-party subcontractors to assemble and test our products subjects us to a number of risks, including an inadequate supply of products and higher manufacturing costs.

         We depend on independent subcontractors for the assembly and most of the testing of our products. As a result, we face significant risks including:

         o        reduced control over delivery schedules and quality;

         o the potential lack of adequate capacity during periods of excess industry demand;

         o        difficulties selecting and integrating new subcontractors;

         o        limited warranties on products supplied to us;

         o potential increases in prices due to capacity shortages and other factors; and

         o        potential misappropriation of our intellectual property.

         If we fail to deliver our products on time or if the costs of our products increase, then our profitability and customer relationships could be harmed.

Our reliance upon foreign suppliers exposes us to risks associated with international operations.

         We use assembly and test subcontractors in Asia, primarily in Thailand and Malaysia for most of our products. We intend to continue transferring our testing and shipping operations to foreign subcontractors. Our dependence on these subcontractors involves the following substantial risks:

         o        political and economic instability;

         o        disruption to air transportation from Asia; and

         o        changes in tax laws, tariffs and freight rates.

         These risks may lead to delayed product delivery or increased costs, which would harm our profitability and customer relationships. In addition, we maintain significant inventory of die at our foreign subcontractors that could be at risk.

         We also "drop-ship" product from these foreign subcontractors to customers. This has the effect of both saving freight charges and reducing the delivery cycle time. However, it increases our exposure to disruptions in operations not under our direct control and has required us to enhance our computer and information systems to coordinate this remote activity.

The limited number of subcontractors we use may expose us to an increased risk of manufacturing disruption or uncontrolled price changes.

         Due to the volume of our products, we believe it is impractical for us to spread our use of subcontractors over more than a few suppliers without significant increases in our costs. Although to date we have not experienced any material disruptions with respect to our subcontractors, if the operations of one or more of our subcontractors should be disrupted, our business may be adversely impacted. In addition, the volatility of the semiconductor industry has occasionally resulted in shortages of subcontractor capacity and other disruption of supplies. We may not be able to find sufficient subcontractors at a reasonable price or at all if such disruptions occur.

Our reliance on foreign customers could cause fluctuations in our operating results.

         International sales accounted for 43% of net sales for fiscal year 2000, 39% for fiscal 1999 and 33% of net sales for fiscal 1998. International sales may account for an increasing portion of our revenues, which would subject us to the following risks:

         o        changes in regulatory requirements;

         o        tariffs and other barriers;

         o        timing and availability of export licenses;

         o        political and economic instability;

         o        difficulties in accounts receivable collections;

         o difficulties in staffing and managing foreign subsidiary and branch operations;

         o        difficulties in managing distributors;

         o difficulties in obtaining governmental approvals for certain products;

         o        limited intellectual property protection;

         o        foreign currency exchange fluctuations;

         o the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

         o        potentially adverse tax consequences.

         In addition, because sales of our products have been denominated to date in United States dollars, increases in the value of the United States dollar could increase the relative price of our products so that they become more expensive to customers in the local currency of a particular country. Furthermore, because some of our customer purchase orders and agreements are influenced, if not governed, by foreign laws, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

We rely on our distributors and sales representatives to sell many of our products.

         We sell many of our products through distributors and sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products or may sell our competitor's products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the electronics industry. We believe that our success will continue to depend upon these distributors and sales representatives. If our distributor Arrow Inc., in particular, or some of our other distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Many of our products have long, high-risk sales cycles that expose us to the possibility of delayed return, or complete loss of our research and development investment.

         Due to the nature of our products, we not only have a long design-in cycle, but many of the design wins risk replacement with other competing components until the time the system is released to manufacturing. It typically takes us more than 12 months to realize volume shipments after we first achieve a design win with a customer. We first work with customers to achieve a design win, which may take nine months or longer. Our customers then complete the design, testing and evaluation process and begin to ramp up production, a period which typically lasts an additional three months or longer. At any point during this time, we may lose the design. As a result, a significant period of time may elapse between our research and development efforts and our realization of revenue, if any, from volume purchasing of our products by our customers.

Due to the volatility of demand for our products, our inventory may from time-to-time be in excess of our needs, which could cause write-downs of our inventory.

         Generally our products are sold pursuant to short-term releases of customer purchase orders and some orders must be filled on an expedited basis. In addition, many of our products are specific to individual customers. We typically plan our production and inventory levels based on internal forecasts
of  customer   demand,   which  is  highly   unpredictable   and  can  fluctuate
substantially. Therefore, we often order materials and at least partially fabricate product in anticipation of customer requirements. In order to achieve level line loading and efficiencies in manufacturing, we may also order and process materials in advance of anticipated customer demand.

         In the last two years, there has been a trend toward vendor-managed inventory among some large customers. In such situations, we do not recognize either revenue or bookings until such time as the customer withdraws inventory from stock. This imposes the burden upon us of carrying additional inventory that is on customer premises.

        The Company values its inventories on a part-by-part basis to appropriately consider excess inventory levels and obsolete inventory based on backlog and demand, and to consider reductions in sales price. However, due to the volatility of demand, and the fact that many of the Company's products are specific to individual customers, backlog is subject to revisions and cancellations and anticipated demand is constantly changing, which may result in adjustments to inventory valuations in the future.

Our backlog may not result in future revenue.

         Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

Our operating expenses are relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

         Our operating expenses are relatively fixed, and therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following and other reasons:

         o significant pricing pressures that occur because of declines in average selling prices over the life of a product;

         o sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet our sales obligations; and

         o        reduction, rescheduling, or cancellation of customer orders.

We may, in the future, make acquisitions that will involve numerous risks. We cannot assure you that we will be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

         The risks involved with acquisitions include:

         o        diversion of management's attention;

         o        failure to retain key personnel;

         o        amortization of acquired intangible assets;

         o customer dissatisfaction or performance problems with an acquired company;

         o the cost associated with acquisitions and the integration of acquired operations; and

         o        assumption   of  known  or   unknown   liabilities   or  other
                  unanticipated events or circumstances.

         We  cannot  assure  you  that we will be able to  address  these  risks
successfully  without  substantial  expense,   delay  or  other  operational  or
financial problems.

We may not be able to protect our intellectual property rights adequately.

         Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and non-disclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, the steps we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology, and our competitors may independently develop technology that is substantially similar or superior to our technology.

         More specifically, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages and may be challenged by third parties. If challenged, our patents may be found to be invalid or unenforceable, and the patents of others may have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes, or design around any patents that may be issued to us.

We could be harmed by litigation involving patents and other intellectual property rights.

         As a general matter, the semiconductor and related industries are characterized by substantial litigation regarding patent and other intellectual property rights. We may be accused of infringing the intellectual property rights of third parties. Furthermore, we may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. Infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may harm our business.

         Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

Earthquakes and other natural disasters may damage our facilities or those of our suppliers.

         Our Milpitas facility, including our corporate headquarters, is located in California near major earthquake faults that have experienced earthquakes in the past. In addition, some of our suppliers are located near fault lines. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

         Additionally, our facility in Tempe, Arizona is located in a desert region of the southwestern United States. Disruption of water supplies or other infrastructure support could limit the supply of our products and harm our business.

Our stock price is volatile.

         The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

         o        our anticipated or actual operating results;

         o        announcements or introductions of new products;

         o        technological   innovations   or   setbacks   by  us  or   our
                  competitors;

         o        conditions  in  the  semiconductor   and  passive   components
                  markets;

         o        the commencement of litigation;

         o        changes  in  estimates  of  our   performance   by  securities
                  analysts;

         o        announcements of merger or acquisition transactions; and

         o        general economic and market conditions.

         In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions may harm the market price of our common stock.

The anti-takeover provision of our certificate of incorporation and of the California General Corporation Law may delay, defer or prevent a change of control.

         Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control. The terms of the preferred stock that might be issued could potentially make more difficult or expensive our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction. California Corporation law requires an affirmative vote of all classes of stock voting independently in order to approve a change in control. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. Further, our stockholders must give 30 days advance notice prior to the relevant meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The California Corporation law also restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.

There may be a substantial disbursement of shares from the former Chairman of California Micro Devices that could negatively impact the stock price.

         The former Chairman of California Micro Devices still controls approximately 1,700,000 shares of the Company's stock. He has been convicted of securities fraud and is appealing that decision. As part of the sentencing related to this conviction, he was ordered to disgorge 1,500,000 shares to the class of offended shareholders, in settlement of the class action suits that had been filed in parallel civil actions. To date, nothing has been settled in this matter, as the criminal appeal has not yet been adjudicated, and no other interim settlement has been reached. Assuming that the present sentencing is upheld, the 1,500,000 shares of stock would be disbursed over some 3,500 claimants. We do not know what effect disbursement of this amount of stock may have on the price of our stock.

If we have not adequately prepared for the transition to Year 2000 and related issues, our business, operating results and financial condition could suffer.

         We have executed a plan designed to make our computer systems, applications, computer and manufacturing equipment and facilities Year 2000 compliant. To date, none of our systems, applications, equipment or facilities have experienced material difficulties from the transition to Year 2000, nor have we been notified that any of our suppliers have had any such difficulties. However, due to the breadth of potential issues related to the Year 2000, we may yet experience problems in the future and the final determination may still take several months. The effect on our operational results from any failure of our systems, applications, equipment or facilities, or our critical external suppliers, related to the Year 2000 issue cannot yet be finally determined.

Our failure to comply with environmental regulations could result in substantial liability to us.

        We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with present or future regulations, we could be subject to substantial liability for clean up efforts, property damage, personal injury and fines or suspension or cessation of our operations. Restrictions on our ability to expand or continue to operate our present locations could be imposed upon us or we could be required to acquire costly remediation equipment or incur other significant expenses.

Issuance of new laws or accounting regulations, or re-interpretation of existing laws or regulations, could materially impact our business or stated results.

        From time to time, the government, courts, and financial accounting boards issue new laws or accounting regulations, or modify or re-interpret existing ones. We cannot guarantee that there will not be future changes in laws, interpretations, or regulations that would effect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

ITEM 2. PROPERTIES.

        We currently lease approximately 40,000 square feet of office, development and manufacturing space including a 10,000 square foot clean room in Milpitas, California, pursuant to an agreement that expires on June 30, 2002, that provides for a current monthly rent of $32,640 plus operating expenses. This rent amount will be increased 3% annually. We also owns 5 acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room, wafer fabrication, manufacturing, and engineering design center.

        The Company also leases approximately 24,000 square feet of space in Tempe, Arizona, which formerly housed test facilities and warehouse space. Monthly rent on the leased Tempe facilities as of March 31, 2000 is $11,152 plus operating expenses, pursuant to an agreement that expires in March 2001. These facilities are currently being subleased through the term of the lease. The sublease revenue is expected to cover the costs of the lease. See Note 12 of Notes to Financial Statements.

        We estimate that our wafer fabrication capacity utilization was approximately 45% in Tempe and 35% in Milpitas by the end of the year ended March 31, 2000. Ramping up to full wafer fabrication capacity from both of these locations would require moderate additional capital expenditures as well as an ongoing replacement of aging equipment.

ITEM 3. LEGAL PROCEEDINGS.

        From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against us in the United States District Court for the Northern District of California.

        By court order dated May 20, 1997, these actions have been settled. Our contribution towards the settlement consisted of the payment of $6 million in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right (CVR), personal to the shareholder, that guaranteed the shareholder would receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over a defined period. As of January 5, 2000 the 20-day average trading price exceeded $11.50 and the CVR was extinguished. We had put $2 million into a restricted account as a guarantee for performance under the CVR. As a result of the CVR being extinguished, this $2 million is no longer restricted and is included in cash and short-term securities as of March 31, 2000.

        The Company has cooperated with the Justice Department and the SEC in their investigation of its former officers. The Justice Department has advised we are not currently a target or subject of investigation. The SEC has taken the position that it is premature, at this stage in its investigation, to discuss the resolution of the investigation of the Company.

        The Company is a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending legal proceedings against the Company that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS.

        The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "CAMD".

        Closing prices by quarter for fiscal 2000 and 1999 are as follows:

                                         Common Stock

        Fiscal 2000        Q1             Q2             Q3             Q4
        -----------        --             --             --             --
        High               $2 11/16       $5 11/16       $13 3/8        $33 7/8
        Low                $1 7/8         $2 1/8         $4             12 15/16

        Fiscal 1999        Q1             Q2             Q3             Q4
        -----------        --             --             --             --
        High               $6 3/8         $4 1/16        $3             $3 5/16
        Low                $4 3/8         $1 7/8         $1 5/8         $2 1/4


        Certain debt covenants restrict the payment of dividends. No dividends were paid in fiscal 2000, 1999, or 1998. We expect to continue that policy in the foreseeable future. There were approximately 10,000 common shareholders of record as of March 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA.

        The selected financial data (in thousands except per common share information) set forth below with respect to operating and balance sheet data are derived from the financial statements of the Company.

                                                                           Twelve Months Ended March 31,
                                                          2000           1999            1998            1997           1996
                                                        --------       --------        --------        --------       --------
Total revenues                                          $ 43,763       $ 33,617        $ 33,043        $ 32,936       $ 39,882

Income (loss) before income taxes                       $    632       $ (2,771)       $ (3,005)       $    704       $  5,119

Net income (loss)                                       $    632       $ (2,771)       $ (3,005)       $    704       $  5,119

Net income (loss) per common share
     Basic                                              $   0.06       $  (0.28)       $  (0.30)       $   0.07       $   0.48
     Diluted                                            $   0.05       $  (0.28)       $  (0.30)       $   0.07       $   0.48


Total assets                                            $ 39,086       $ 33,644        $ 35,994        $ 38,270       $ 44,928

Long-term obligations                                   $  8,116       $  8,422        $  8,159        $  8,499       $  7,896


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        In the following discussion, fiscal 2000, 1999, and 1998 refer to the twelve months ended March 31, 2000, 1999, and 1998, respectively.

Results of Operations

        Product sales for fiscal 2000 totaled $43.8 million compared to $33.6 million in fiscal 1999 and $32.5 million in fiscal 1998. The 30% increase in product sales for fiscal 2000 was due primarily to increased sales of new products, with the majority of the increase being in products for the networking and telecommunications markets. Units shipped increased 53% in fiscal 2000 compared to the year-earlier period. Sales of new products (products introduced within the past three years) for fiscal 2000 increased by 96% in dollars and 119% in units as compared to the year-earlier period. Thin film integrated devices represented 69% of product sales and 73% of unit shipments for fiscal 2000 as compared to 69% of product sales and 82% of units shipped in fiscal 1999. In total the number of thin film parallel port solutions shipped increased by 21% in fiscal 2000 as compared fiscal 1999, but the number of units shipped declined due to increased mix of single chip and lower mix of two chip parallel port solutions. The 3% increase in product sales for fiscal 1999 over fiscal 1998 reflects primarily the increase in unit sales of the Company's new P/Active family of products (introduced in calendar 1997), partially offset by a decline in demand for some of the older semiconductor products. Thin film products (including P/Active) accounted for approximately 69% of product sales and 82% of units shipped in fiscal 1999 compared to 66% of product sales and 79% of units shipped in fiscal 1998.

        Technology related revenues, consisting of cost-sharing payments by Hitachi Metals Ltd. (HML) related to joint process and product development projects, were $569,000 in fiscal 1998. There were no cost-sharing payments by HML in fiscal 1999 and fiscal 2000 and we expect no further revenue from HML for joint research and development in the future.

        Research and development expenses were $3.4 million in fiscal 2000 compared to $3.7 million in fiscal 1999 and $3.0 million in fiscal 1998. The higher level of expenditures in fiscal 1999 compared to fiscal 2000 and fiscal 1998 reflected a higher level of material costs associated with an emphasis on process development efforts.

        Selling, marketing, and administrative expenses in fiscal 2000 were $9.7 million compared to $7.3 million in fiscal 1999 and $7.9 million in 1998. The increase in fiscal 2000 is primarily due to increased commissions, increased personnel costs (including the expansion of our presence in Europe and the Far
East), and increased promotional activities. Fiscal 1999 expenses were lower than fiscal 1998 primarily due to proceeds from a legal settlement achieved in fiscal 1999.

        Interest expense was $890,000,  $892,000,  and $941,000, in fiscal 2000,
1999, and 1998, respectively. The decrease in interest expense in fiscal 1999 compared to fiscal 1998 primarily reflects expiration of certain capital equipment leases. Interest and other income was $419,000 in fiscal 2000 compared to $219,000 in fiscal 1999 and $511,000 in fiscal 1998. The increase in fiscal 2000 compared to fiscal 1999 was largely due to increased investment income. The decrease in fiscal 1999 as compared to fiscal 1998 is primarily due to the comparatively lower level of cash and investments period to period.

        As a result of the above factors, the Company had net income of $632,000 in fiscal 2000 compared to a net loss of $2.8 million in fiscal 1999 and a net loss of $3.0 million in fiscal 1998.

        We did not incur income tax expense in fiscal 2000 due to the availability of tax loss carryforwards, nor in fiscal 1999 and fiscal 1998 due to having net losses in those years. On March 31, 2000, the Company had Federal and State tax loss carryforwards of approximately $34.8 million and $6.1 million, respectively. See Note 13 of Notes to Financial Statements.

Liquidity and Capital Resources

        Total cash, short-term securities and investments as of March 31, 2000, increased to $6.6 million compared to $4.9 million on March 31, 1999. This increase was primarily attributable to the inclusion of previously restricted cash associated with its 1997 class action settlement, since the stock price guarantee included in the settlement has been met. Receivables increased $4.4 million, which was attributable to increased product sales during the three months ended March 31, 2000. Inventories increased by $1.6 million during fiscal 2000, related to increased work-in-process to support new product introductions and increased sales of new and existing products. But this was essentially offset by a $1.6 million increase in accounts payable. Other current assets increased $388,000, to $980,000 at March 31, 2000, due to increased annual insurance payments and prepayments of payroll taxes made during the fiscal year. We also received $3.2 million from the sale of common stock through our employee stock plans during fiscal 2000.

        We have a $3.0 million revolving secured line of credit agreement that expires on July 31, 2000. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We also have a $1.0 million capital equipment financing facility that expires on June 30, 2003; under the terms of this facility we can borrow at prime plus 0.75%. During fiscal 2000 we borrowed $238,000 against the capital equipment financing facility and there were no borrowings against the revolving line of credit. There were no borrowings on either of these facilities on March 31, 1999. We are in compliance with our financial covenants. On April 21, 2000 we secured an additional $500,000 capital equipment financing facility under the same terms and conditions of the original facility. The new line expires on August 3, 2003.

        We expect to fund our future liquidity needs through existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, we may pursue other sources of liquidity.

        We believe we have sufficient financial resources to fund our operations for the foreseeable future.

Impact of the Year 2000

        The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year.

        We have experienced no material impact on our operations as a result of the transition to the Year 2000. Problems relating to the Year 2000 issue could still arise, but we do not believe that they will have a material adverse effect on our financial condition or results of operations. The Company considers its operations to be Year 2000 functional and ready to support its customers, however we continue to monitor our systems to watch for any potential issues in the future.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve our cash until it is required to fund operations and capital investments. None of these market-risk sensitive instruments are held for trading purposes except for amounts related to our non-qualified deferred compensation program. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to fluctuation in interest rates.

        Our investment portfolio includes debt instruments that are primarily United Stated government bonds, high-grade corporate bonds and money market funds of less than one year in duration. These investments are subject to interest rate risk, and could decline in value if interest rates increase. Our investment portfolio also consists of certain commercial paper that is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

        The interest rates on nearly all of our long-term debt and capital lease obligations are fixed and therefore not subject to interest rate fluctuations. See Note 11 of Notes to Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   Index to Financial Statements and Schedules

                                                                     Page Number
                                                                     -----------
Financial Statements:

Report of Ernst & Young LLP, Independent Auditors                           26

Balance Sheets                                                              27
        March 31, 2000 and March 31, 1999

Statements of Operations                                                    28
        Years ended March 31, 2000, March 31, 1999, and March 31, 1998

Statements of Shareholders' Equity                                          29
        Years ended March 31, 2000, March 31, 1999, and March 31, 1998

Statements of Cash Flows                                                    30
        Years ended March 31, 2000, March 31, 1999, and March 31, 1998

Notes to Financial Statements                                               31

Financial Statement Schedule:

Schedule 2      Valuation and Qualifying Accounts                           46

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
California Micro Devices Corporation

        We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                            /s/ERNST & YOUNG LLP

San Jose, California
April 26, 2000


                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                           BALANCE SHEETS
                                            (Amounts in Thousands, Except Per Share Data)

                                                                                                       March 31,          March 31,
                                                                                                         2000               1999
                                                                                                       --------            --------
ASSETS:
Current assets:
  Cash and cash equivalents                                                                         $  1,490            $    764
  Short-term investments                                                                               5,069               4,169
  Accounts receivable, less allowance for doubtful
    accounts of $219 in 2000 and $224 in 1999                                                          8,875               4,471
  Inventories                                                                                          9,994               8,438
  Other assets                                                                                           980                 592
                                                                                                    --------            --------
      Total current assets                                                                            26,408              18,434

  Property and equipment, net                                                                         10,637              11,540
  Restricted cash                                                                                        902               2,900
  Other long-term assets                                                                               1,139                 770
                                                                                                    --------            --------
      Total assets                                                                                  $ 39,086            $ 33,644
                                                                                                    ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                                  $  4,821            $  3,239
  Accrued salaries and benefits                                                                        1,097                 998
  Other accrued liabilities                                                                              742                 554
  Deferred margin on shipments to distributors                                                           516                 576
  Current maturities of long-term debt                                                                   398                 306
  Current maturities of capital lease obligations                                                        417                 379
                                                                                                    --------            --------
      Total current liabilities                                                                        7,991               6,052

  Long-term debt, less current maturities                                                              7,342               7,503
  Other long-term liabilities and capital leases less current maturities                                 793                 919
                                                                                                    --------            --------
      Total liabilities                                                                               16,126              14,474

Shareholders' equity:
  Preferred stock - no par value; 10,000,000 shares authorized;
    none issued and outstanding                                                                          --                  --
  Common stock - no par value; 25,000,000 shares authorized;
    shares issued and outstanding: 11,037,543 as of March 31, 2000
    and 10,116,144 as of March 31, 1999                                                               56,479              53,328

Accumulated deficit                                                                                  (33,528)            (34,160)
Accumulated other comprehensive income                                                                     9                   2
                                                                                                    --------            --------
Total shareholders' equity                                                                            22,960              19,170
                                                                                                    --------            --------
Total liabilities and shareholders' equity                                                          $ 39,086            $ 33,644
                                                                                                    ========            ========

The accompanying notes are an integral part of these financial statements.

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                            (Amounts in Thousands, Except Per Share Data)

                                                                                          Years Ended March 31,
                                                                              2000                 1999                 1998
                                                                            --------             --------             --------
Revenues:
  Net product sales                                                         $ 43,763             $ 33,617             $ 32,474
  Technology related revenues                                                   --                   --                    569
                                                                            --------             --------             --------
    Total revenues                                                            43,763               33,617               33,043

Cost and expenses:
  Cost of sales                                                               29,571               24,730               24,701
  Research and development                                                     3,366                3,685                3,017
  Selling, marketing and administrative                                        9,723                7,300                7,900
                                                                            --------             --------             --------
    Total costs and expenses                                                  42,660               35,715               35,618
                                                                            --------             --------             --------
Operating income (loss)                                                        1,103               (2,098)              (2,575)

Interest expense                                                                 890                  892                  941
Interest income and other (income) expense, net                                 (419)                (219)                (511)
                                                                            --------             --------             --------

Net income (loss)                                                           $    632             $ (2,771)            $ (3,005)
                                                                            ========             ========             ========

Basic earnings (loss)  per share                                            $   0.06             $  (0.28)            $  (0.30)
                                                                            ========             ========             ========

Diluted earning (loss) per share                                            $   0.05             $  (0.28)            $  (0.30)
                                                                            ========             ========             ========

Weighted average common shares outstanding
                                                                              10,324               10,017                9,971
Dilutive effect of employee stock options
Weighted average common shares outstanding,
  assuming dilution                                                            1,318                  --                   --
                                                                            --------             --------             --------
                                                                              11,642               10,017                9,971
                                                                            ========             ========             ========

The accompanying notes are an integral part of these financial statements.



                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                 STATEMENTS OF SHAREHOLDERS' EQUITY
                                              (Amounts in Thousands, Except Share Data)

                                                                Common Stock                          Accumulated
                                                         ---------------------------                     Other
                                                           Number Of                    Accumulated  Comprehensive
                                                             Shares        Amount         Deficit     Income/(Loss)     Total
                                                          ----------     ----------     ----------     ----------     ----------
Balance at March 31, 1997                                  9,741,124     $   51,939     $  (28,384)    $       25     $   23,580

Components of comprehensive loss:
  Net loss                                                      --             --           (3,005)          --           (3,005)
  Change in unrealized loss on
    available for sale investments                              --             --             --              (20)           (20)
                                                                                                                      ----------
    Total comprehensive loss                                    --             --             --             --           (3,025)

  Exercise of stock options                                   51,742            214           --             --              214
  Employee Stock Purchase Plan
                                                             185,485            858           --             --              858
                                                          ----------     ----------     ----------     ----------     ----------
Balance at March 31, 1998                                  9,978,351         53,011        (31,389)             5         21,627

Components of comprehensive loss:
  Net loss
                                                                --             --           (2,771)          --           (2,771)
  Change in unrealized loss on
    available for sale investments                              --             --             --               (3)            (3)
                                                                                                                      ----------
    Total comprehensive loss                                    --             --             --             --           (2,774)

  Exercise of stock options                                    6,600             26           --             --               26
  Employee Stock Purchase Plan                               100,993            211           --             --              211
  Stock award                                                    200              1           --             --                1
  Licensing agreement                                         30,000             79           --             --               79
                                                          ----------     ----------     ----------     ----------     ----------
Balance at March 31, 1999                                 10,116,144         53,328        (34,160)             2         19,170

Components of comprehensive income
   Net income                                                   --             --              632           --              632
   Change in unrealized income on available
     for sale investments                                       --             --             --                7              7
                                                                                                                      ----------
   Total comprehensive income                                   --             --             --             --              639
                                                                                                                      ----------
Exercise of stock options                                    729,641          2,191           --             --            2,191
Employee Stock Purchase Plan                                 191,758            960           --             --              960
                                                          ----------     ----------     ----------     ----------     ----------
Balance at March 31, 2000                                 11,037,543     $   56,479     $  (33,528)    $        9     $   22,960
                                                          ==========     ==========     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.



                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                      STATEMENTS OF CASH FLOWS
                                                       (Amounts in Thousands)

                                                                                                      Years Ended March 31,
                                                                                                2000          1999         1998
                                                                                              -------       -------       -------
Cash flows from operating activities:
  Net income (loss)                                                                           $   632       $(2,771)      $(3,005)
  Adjustments to reconcile  net income  (loss) to net cash (used in)
  Provided by operating activities:
      Depreciation and amortization                                                             2,899         2,945         2,852
      Issuance of common stock in exchange for licensing agreement                               --              79          --
Change in operating assets and liabilities:
  Accounts receivable                                                                          (4,404)          616        (1,148)
  Inventories                                                                                  (1,556)         (346)          751
  Other assets                                                                                   (388)          394          (113)
  Trade accounts payable and other current liabilities                                          1,869          (347)          268
  Other long-term assets                                                                         (384)         (381)           16
  Other long-term liabilities                                                                     290           323          --
  Deferred margin on shipments to distributors                                                    (60)           (5)            5
                                                                                              -------       -------       -------
Net cash provided by (used in) operating activities                                            (1,102)          507          (374)
                                                                                              -------       -------       -------

Investing activities:
  Purchases of short-term investments                                                          (3,626)       (4,822)       (6,144)
  Sales of short-term investments                                                               2,735         5,760         7,481
  Capital expenditures                                                                         (1,981)       (1,544)       (1,132)
  Net change in restricted cash                                                                 1,998             9            (6)
                                                                                              -------       -------       -------
Net cash (used in) provided by investing activities                                              (874)         (597)          199
                                                                                              -------       -------       -------

Financing activities:

  Repayments of capital lease obligations                                                        (379)         (357)         (585)
  Repayments of debt                                                                             (306)         (157)         (175)
  Additions of long-term debt                                                                     238           650          --
  Proceeds from issuance of common stock                                                        3,151           238         1,072
                                                                                              -------       -------       -------
Net cash provided by financing activities                                                       2,704           374           312
                                                                                              -------       -------       -------
Net increase in cash and cash equivalents                                                         728           284           137
Cash and cash equivalents at beginning of period                                                  762           480           343
                                                                                              =======       =======       =======
Cash and cash equivalents at end of period                                                    $ 1,490       $   764       $   480
                                                                                              =======       =======       =======

Supplemental disclosures of cash flow information:
  Interest paid                                                                               $   890       $   892       $   941
Supplemental disclosures of non-cash investing and financing activities:
  Capital expenditures financed through capital lease obligations                             $  --         $  --         $   163
  Unrealized gain (loss) on securities                                                        $     7       $    (3)      $   (20)

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.      THE COMPANY

        We design, develop, manufacture and market thin film integrated passive devices and complementary analog semiconductors for Original Equipment Manufacturers and contract manufacturers who need high density, high performance, lower cost and unique functionality. The Company uses its silicon-based thin film materials and semiconductor process technology to integrate multiple passive and active elements onto a single integrated circuit.

        Our analog semiconductor products include primarily analog and mixed signal products for the telecommunications industry, electrostatic discharge protection devices, power management devices and operational amplifiers.

        Our  products  are  marketed  primarily to customers in the computer and
computer  peripherals,   wireless   communications,   networking,   and  medical
industries.

2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

         In the accompanying financial statements, fiscal 2000, 1999, and 1998 refer to twelve months ended March 31, 2000, 1999, and 1998, respectively.

        Cash and Cash Equivalents

        We consider all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of commercial paper, and money market funds.

        Short-term Investments

        We invest our excess cash in high quality instruments. All of our marketable investments, except for investments related to our non-qualified deferred compensation program, are classified as available-for-sale and we view our available-for-sale portfolio as available for use in its current operations. Accordingly, we have classified all investments, except for amounts related our non-qualified deferred compensation program described in Note 15, as short-term, even though the stated maturity date may be one year or more past the current balance sheet date.

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

                   Building                             40 years
                   Machinery and equipment             3-7 years
                   Leasehold improvements              5-7 years
                   Furniture and fixtures                7 years

        Revenue Recognition

        Revenue from product sales to end user customers is recognized upon shipment. We generally recognize revenue on shipments to distributors upon the final sales by the distributor to OEMs or other end users. Distributor agreements allow the distributors certain rights of return and price protection on unsold merchandise. As a result, the we believe that deferral of such distributor sales and related cost of sales as deferred gross margins until the merchandise is resold by the distributors results in a more meaningful measurement of revenue from distributors.

        Revenue under license and technology agreements is recognized as technology related sales upon completion of the appropriate terms of the agreement. Revenue under product development and engineering design agreements is recognized as technology related sales using the percentage-of-completion method.

        Advertising

We expense all advertising as incurred.

        Net Income (Loss) Per Share

        Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Options to purchase 77,000 shares of common stock outstanding during fiscal 2000 were not included in the earnings per share computation, as the effect of including them would be antidilutive. Options to purchase 2,478,000 and 2,315,000 shares of common stock outstanding during fiscal 1999 and fiscal 1998, respectively, were not included in the computation of diluted net income per common share because the effect in years with a net loss would be antidulitive.

        Employee Stock Plans

        As allowed  under  Statement  of Financial  Accounting  Standard No. 123
(SFAS 123), "Accounting for Stock Based Compensation," we account for our employee stock plans in accordance with the provision of Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." and have adopted the disclosure provisions of SFAS 123.

        Comprehensive Income

        Accumulated   other   comprehensive   income  (loss)  presented  in  the
accompanying balance sheets consists of the accumulated net unrealized losses on available-for-sale securities.

        Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires that we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. SFAS No. 133 is effective for the our year ending December 31, 2001. We do not currently hold any derivatives and do not anticipate holding any derivatives in the future. Accordingly, we do not expect this pronouncement to materially impact future results.

        The Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are reviewing our compliance with SAB 101, but do not expect it to have a material impact on our consolidated results of operations.

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

3.      HITACHI METALS, LTD.

        During fiscal 2000 we terminated our Joint Development Agreement with Hitachi Metals Ltd. (HML). In prior years, HML may have shared in a percentage of the actual expenditures for mutually agreed upon joint product development. We included HML's share of product development expenses in the Statements of Operations as "Technology related revenues". Additionally, HML has stopped selling our product subject to a private label agreement we had with them. We do not expect to receive revenue from HML for joint research and development or from product sales in the future.

        Sales to and receivables from Hitachi Metals, Ltd., and its subsidiary, Hitachi Kinzoku Shoji, Ltd., were not material in fiscal years 2000, 1999, and 1998.

4.      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

        The following is a summary of cash, cash equivalents and marketable securities at March 31, 2000 and March 31, 1999, respectively (amounts in thousands):

                                                         March 31,     March 31,
                                                           2000           1999
                                                         -------        -------
         Cash equivalents
           Money market funds                            $ 1,136        $ 2,251
           Commercial paper                                  354            535
         Less:
           Amount classified as restricted cash*            --           (2,000)
                                                         -------        -------
         Total cash equivalents                          $ 1,490        $   786
                                                         =======        =======
         Short-term investments
           Commercial paper                              $ 1,694        $  --
           U. S. Treasuries & U.S. Government agencies     1,493          2,251
           Corporate bonds                                 1,882          1,918
                                                         =======        =======
         Total short-term investments                    $ 5,069        $ 4,169
                                                         =======        =======

        *See Note 16 of Notes to Financial Statements.

        Money market funds of $23,000, related to a benefit plan, are included in the above table.

        The following is a summary of available-for-sale securities at March 31, 2000 and March 31, 1999, respectively, (amounts in thousands):

                                                                         Gross        Gross         Estimated
                                                                      Unrealized    Unrealized        Fair
                                                         Cost           Gains         Losses          Value
                                                        ------         ------         ------          ------
         March 31, 2000:
           Commercial paper                             $2,029         $   19         $ --            $2,048
           U.S. Treasuries & U.S. government agencies    1,497           --               (4)          1,493
           Corporate bonds                               1,890           --               (8)          1,882
                                                        ------         ------         ------          ------
             Total                                      $5,416         $   19         $  (12)         $5,423
                                                        ======         ======         ======          ======

         March 31, 1999:
           Commercial paper                             $  535         $ --           $ --            $  535
           U.S. Treasuries & U.S. government agencies    2,254              1             (4)          2,251
           Corporate bonds                               1,918              3             (3)          1,918
                                                        ------         ------         ------          ------
             Total                                      $4,707         $    4         $   (7)         $4,704
                                                        ======         ======         ======          ======

        Of the fiscal 2000 securities listed above, $4.9 million of debt securities (at estimated fair market value) mature within one year and $0.5 million mature between one and two years. Realized gains and losses on the sales of securities are reported as other income and were not significant for all years presented.

5.      CONCENTRATIONS OF CREDIT RISK

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable.

        We place our temporary cash investments and short-term securities with substantial financial service institutions.

        A significant portion of our sales are to customers whose activities are related to computer and computer peripherals, wireless communications, networking, medical, and consumer electronics industries, including some who are located in foreign countries. We generally extend credit to these customers and, therefore, the aforementioned industries and economic influences of customers' geographic locations affect collection of accounts receivable. However, we monitor extensions of credit and requires collateral, such as letters of credit, whenever deemed necessary.

6.      CONCENTRATION OF OTHER RISKS

        Markets

        We market our products into high-technology industries, such as personal computers, telecommunications, and networking, that are characterized by rapid technological change, intense competitive pressure, and volatile demand patterns. Most of the systems into which the Company's products are designed have short life cycles. As a result, we require a significant number of new design wins on an ongoing basis to maintain and grow revenue.

        Customers

        Generally, our sales are not subject to long-term contracts but rather to short-term releases of customers' purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work are in the control of the customer, not us. Because of the short life cycles involved with our customers' products, the order pattern from individual customers can be erratic with significant accumulation and de-accumulation of inventory during phases of the life cycle. For these reasons, our backlog and bookings as of any particular date may not be representative of actual sales for any succeeding period.

        Inventories

        We value our inventories on a part-by-part basis to appropriately consider excess inventory levels and obsolete inventory based on backlog and demand, and to consider reductions in sales price. However, due to the volatility of demand, and the fact that many of our products are specific to individual customers, backlog is subject to revisions and cancellations and anticipated demand is constantly changing, which may require adjustments to inventory valuations in the future.

        Manufacturing

        Our manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, process changes, as well as other factors that can affect yields.

        Subcontractors

        We use subcontractors in Asia, primarily Thailand and Malaysia, for assembly, packaging, and test of most of our product. This common industry practice is subject to political and economic risks and industry volatility has occasionally resulted in shortages of subcontractor capacity and other disruptions to supply.

7.      INVENTORIES

        Inventories consist of the following (amounts in thousands):

                                                 March 31,      March 31,
                                                   2000           1999
                                                  ------         ------
         Raw materials                            $  452         $  428
         Work-in-process                           6,473          5,263
         Finished goods                            3,069          2,747
                                                  ------         ------
                                                  $9,994         $8,438
                                                  ======         ======


8.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (amounts in thousands):

                                                         March 31,     March 31,
                                                           2000           1999
                                                          -------        -------
         Land                                             $   137        $   137
         Buildings                                          3,030          3,030
         Machinery, equipment and tooling                  24,709         22,772
         Leasehold improvements                               758            714
         Furniture and fixtures                               367            367
                                                          -------        -------
                                                           29,001         27,020
         Less accumulated depreciation and amortization    18,364         15,480
                                                          =======        =======
                                                          $10,637        $11,540
                                                          =======        =======


9.      SHORT-TERM BORROWINGS

        We have a $3.0 million revolving secured line of credit agreement that expires on July 31, 2000. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible accounts receivable. We also have a $1.0 million capital equipment financing facility that expires on June 30, 2003; under the terms of this facility we can borrow at prime plus 0.75%. There were no borrowings on either of these facilities at March 31, 1999. During fiscal 2000 there were no borrowings against the revolving line of credit. We borrowed $238,000 against the capital equipment financing facility during fiscal 2000. We are in compliance with our financial covenants. On April 21, 2000 we secured an additional $500,000 capital equipment financing facility under the same terms and conditions that expires August 3, 2003.

10.     FAIR VALUE OF FINANCIAL INSTRUMENTS

        We have evaluated the estimated fair value of its financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair values of short-term investments are estimated based on quoted market prices. The fair value for long-term debt was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements.

        The carrying amounts and estimated fair values of our long-term debt are as follows (amounts in thousands):

                                                         Carrying       Fair
                                                          Amount       Value
                                                          ------       -----
         Long-term debt (excluding capital leases)        $7,740       $8,320

11.     LONG-TERM DEBT

        Long-term debt consists of the following (amounts in thousands):

                                                                       March 31,     March 31,
                                                                          2000        1999
                                                                        ------       ------
         Industrial revenue bonds at 10.5%, due through March 1, 2018   $7,045       $7,185
         Equipment financing agreement due through June 14, 2002           457          624
         Equipment financing agreement due through June 30, 2003           238         --
                                                                        ------       ------
                                                                         7,740        7,809
         Less current maturities                                           398          306
                                                                        ------       ------
                                                                        $7,342       $7,503
                                                                        ======       ======

        In January 1999, we borrowed $650,000 under a credit agreement, due June 14, 2002, collateralized by certain of our equipment. The agreement extends for 42 months, carries an interest rate of 9.9%, and has a prepayment option.

        In September 1999 we secured capital equipment financing agreement collateralized by accounts receivable and other assets. The agreement carries an interest rate of prime plus 3/4 of 1% and expires in June 2003. In April 2000 we secured additional capital equipment financing from the same institution under the same terms and conditions with an expiration date of August 2003.

        Our industrial revenue bonds are collateralized by a lien on all of our land and buildings in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds, and require certain minimum annual sinking fund payments ranging from $155,000 in fiscal 2001 to $780,000 in fiscal 2018. As of March 1, 2000, we may prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts without penalty. At March 31, 2000, cash of $900,000 was held in sinking fund trust accounts of which $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance to be used for semi-annual interest and principal payments.

        The Industrial Revenue Bonds and certain lease agreements require the maintenance of various financial covenants including certain minimum levels of net worth, current ratio, quick ratio, ratio of debt to net worth, debt coverage, and debt to working capital ratio. We are in compliance with these covenants at March 31, 2000. As a result of these covenants, our ability to pay dividends is restricted.

        Future maturities of long-term debt at March 31, 2000 are as follows (amounts in thousands):

                 2001                          $     398
                 2002                                451
                 2003                                336
                 2004                                225
                 2005                                225
                 2006 and thereafter               6,105
                                               ---------
                                               $   7,740
                                               =========

12.     LEASE COMMITMENTS

        Operating Leases

        We lease certain manufacturing facilities under operating leases expiring in fiscal 2001 and 2003. We sublets a leased facility in Arizona for the remaining period of the lease. The rents received should equal the amounts we owe during the remaining lease period. Future gross minimum lease payments, under non-cancelable operating leases, for the years ending March 31 are as follows (amounts in thousands):

                 2001                           $     548
                 2002                                 414
                 2003                                 104
                                                ----------
                                                    1,066

                   Sublease receipts                 (148)
                                                ----------
                                                $     918
                                                ==========

        Rent expense was $445,000, $450,000, and $417,000 net of sublease income
of  $148,000,   $147,000,   and  $143,000  in  fiscal  2000,   1999,  and  1998,
respectively.

        Capital Leases

        Obligations under capital leases are at interest rates ranging from approximately 7% to 10%, depending primarily upon the purchase option arrangements at the end of the lease term, and are due in monthly installments through April 2002. Future minimum lease payments, under capital leases for the years ending March 31, are as follows (amounts in thousands):

        2001                                                     $   455
        2002                                                         181
                                                                 -------
        Total minimum lease payments                                 636
          Less amount representing interest                           41
                                                                 -------
        Present value of net minimum lease payments                  595
          Less current maturities                                    417
                                                                 -------
                                                                 $   178
                                                                 =======


        Machinery and equipment under capital leases are as follows (amounts in thousands):

                                                  March 31,        March 31,
                                                    2000              1999
                                                 ------------      -----------
        Cost                                     $   1,619         $  1,619
        Less accumulated depreciation                  609              377
                                                 ------------      -----------
                                                 $   1,010         $  1,242
                                                 ============      ===========

13.     INCOME TAXES

        Due to current year losses and the availability of tax loss carryforwards, there was no provision for income taxes for the periods ended March 31, 2000, 1999, and 1998. A reconciliation of our effective tax rate to the federal statutory rate is as follows:

                                                      Years Ended March 31,
                                                   2000        1999        1998
                                                   ----        ----        ----
Federal statutory tax rate                          34%        (34)%       (34)%
Losses with no current benefit                     --           34%         34%
Utilization of loss carryforward                   (34)%       --          --
                                                   ---         ---         ---
Effective income tax rate                            0%          0%         0%
                                                   ===         ===         ===


        Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (amounts in thousands):

                                                         March 31,     March 31,
                                                           2000         1999
                                                         --------      --------
         Deferred tax assets:
           Net operating loss carryforwards              $ 12,200      $ 10,500
           Tax credit carryforwards                           500           450
           Inventory reserves                               3,500         3,500
           Other non-deductible accruals and reserves         400           900
                                                         --------      --------
         Total deferred tax assets                         16,600        15,350
           Less valuation allowance                       (16,300)      (15,050)
                                                         --------      --------
         Net deferred tax asset                               300           300
                                                         --------      --------
         Deferred tax liabilities:

           Tax over book depreciation                         300           300
                                                         --------      --------
         Total net deferred tax asset                    $   --        $   --
                                                         ========      ========


        As we had net losses in fiscal 1998 and fiscal 1999, and the first two quarters of fiscal 2000, we have provided a valuation allowance against total deferred tax assets. We will continue to evaluate our ability to realize the deferred tax asset on a quarterly basis. The valuation allowance increased by $1,250,000 and $950,000 during the years ended March 31, 2000 and 1999, respectively. Approximately $3,000,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.

        At March 31, 2000, we had federal and state net operating loss carryforwards of approximately $34,800,000 and $6,100,000 respectively. In addition, we had federal and California credit carryforwards of approximately $300,000 and $200,000, respectively. These carryforwards will expire at various dates beginning in 2008 through 2020, except for certain state net operating losses which expire from 2000 through 2005.

        Utilization of the net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

14.     INTEREST INCOME AND OTHER, NET

        Interest income and other, net, consists of (amounts in thousands):

                                                      Years Ended March 31,
                                               2000         1999            1998
                                              -----         -----          -----
              Interest income                 $ 300         $ 295          $ 403
              Other income (expense)            119           (76)           108
                                              -----         -----          -----
                                              $ 419         $ 219          $ 511
                                              =====         =====          =====

        Interest  income  reflects  the  amounts  earned  from   investments  in
short-term securities.

15.     EMPLOYEE BENEFIT PLANS

        401(K) Savings Plan

        We maintain a 401(K) Savings Plan covering substantially all of our employees. Under the plan, eligible employees may contribute up to 15% of their base compensation to the plan with the Company matching at a rate of 50% of the participants' contributions up to a maximum of 3% of their base compensation.
Participants' contributions are fully vested at all times. The Company's contributions vest incrementally over a two-year period. During fiscal 2000, 1999, and 1998, we expensed $278,000, $217,000, and $210,000, respectively, relating to our contributions under the plan.

        Nonqualified Deferred Compensation Plan

        In April 1997, we implemented a nonqualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. We have classified the diversified assets held by the rabbi trust as trading, and recorded them at fair market value. Under current accounting rules, assets of a rabbi trust must be accounted for as if they are assets of the Company; therefore, all earnings and expenses are recorded in our financial statements. Compensation expense of $151,000 was recognized in fiscal 2000 as a result of increases in the market value of the trust assets, with the same amount being recorded as securities gains included in interest income. In fiscal 1999 and fiscal 1998 the market value change in trust assets was not significant. Additionally, during fiscal 2000, 1999 and 1998, we expensed zero, $8,000 and $21,000, respectively, relating to our contributions under the plan.

        Stock Option Plans

        The 1995 Employee Stock Option Plan is administered by a stock option committee consisting of not less than two qualified directors. The 1995 Non-Employee Directors Plan (the "Directors Plan") is administered by not less than three members of the Board and the amount of shares granted to the directors on an annual basis are fixed in amount, as approved by the shareholders.

        Under our 1995 Plan, for fiscal year-ended March 31, 2000 and 1999, 1,779,933 and 2,433,563 shares of common stock are reserved for issuance, respectively. The 1995 Plan provides for issuance of options to employees and consultants at prices not less than 85% of fair market value for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees for not less than 100% of fair market value for shares issued under an incentive stock option agreement.

        Under the Directors Plan, for fiscal year-ended March 31, 2000 and 1999, 254,250 and 274,875 shares of common stock are reserved for issuance, respectively. The 1995 Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant.

        In addition to the two 1995 plans, we have a plan that was adopted in 1981 (The Employee Incentive Stock Option Plan), and another plan that was adopted in 1987 (The 1987 Stock Option Plan) both of which are still extant although no new options are being issued under these plans. These plans provided for the issuance of 1,500,000 and 2,500,000 shares of common stock, respectively. Under these plans, the Company has granted incentive stock options and non-qualified options to designated employees, officers, and directors.

         Generally, options under the plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans except the 1981 Employee Incentive Stock Option Plan (the "1981 Plan") expire within 20 years of date of adoption. The Board of Directors may terminate the 1981 Plan at any time. No options may be granted during any period of suspension or after termination of any plan. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

        The  following  is a  summary  of  stock  option  activity  and  related information,  including  the effect of  repricing  in grants  and  cancellations
during   fiscal  1999  and  1998  of  1,325,742   shares  and  692,150   shares,
respectively:

                                                   2000                              1999                           1998
                                        -----------------------------    ---------------------------    ----------------------------
                                                           Weighted-                        Weighted-                      Weighted-
                                                            Average                          Average                        Average
                                                            Exercise                        Exercise                       Exercise
                                          Options            Price        Options           Price         Options            Price
                                         ---------         --------      ---------         --------      ---------         --------
Options:
  Outstanding at
    beginning of year                    2,477,595         $   3.58      2,315,331         $   5.44      2,032,446         $   6.13
  Granted                                  455,210         $   5.80      1,756,742         $   3.02      1,178,297         $   6.12
  Exercised                               (729,641)        $   3.00         (6,600)        $   3.93        (51,742)        $   4.19
  Canceled                                (250,703)        $   3.69     (1,587,878)        $   5.68       (843,670)        $   8.11
                                         ---------         --------      ---------         --------      ---------         --------
  Outstanding at
    end of year                          1,952,461         $   4.27      2,477,595         $   3.58      2,315,331         $   5.44
                                         =========         ========      =========         ========      =========         ========

  Exercisable                            1,044,826         $   4.06        717,201         $   4.68        861,577         $   4.91
  Available for grant*                     106,031          --             325,760          --             182,016          --

         *  Available for grant under plans which are currently active.


        The following table summarizes information about options outstanding at March 31, 2000:

                                                Options Outstanding                         Options Exercisable
                                  ------------------------------------------------     ------------------------------
                                                  Weighted-Average
                                                    Remaining                                         Weighted-Average
               Range Of              Number        Contractual     Weighted-Average       Number          Exercise
           Exercise Prices         Outstanding     Life (Years)    Exercise Price       Exercisable         Price
        -----------------------   --------------  ---------------  ---------------     --------------    ------------
            $2.25 - $2.66               35,000         8.89             $2.49                4,999          $2.66
            $2.81 - $2.81              543,086         7.02             $2.81              288,985          $2.81
            $2.87 - $3.50              371,326         7.05             $3.17              110,629          $3.31
            $3.93 - $3.93              488,798         4.87             $3.93              488,798          $3.93
            $4.12 - $9.00              501,751         8.25             $6.78              150,915          $7.43
           $12.75 - $17.94              12.500         9.63            $17.73                  500         $12.75
                                  --------------  ---------------  ---------------     --------------    ------------
                                     1,952,461         7.04             $4.27            1,044,826          $4.06
                                  ==============  ===============  ===============     ==============    ============


        Employee Stock Purchase Plan

        The 1995 Employee Stock Purchase Plan as Amended June 15, 1999, (the "Purchase Plan") is available for all full-time employees possessing less than 5% of the Company's common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 960,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is to be through employees' payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on February 9, 2005, or earlier at the discretion of the Company's Board of Directors. As of fiscal year-end March 31, 2000, 1999, and 1998, 372,813, 64,571, and 5,564 shares were reserved for issuance, respectively.

        The following is a summary of stock purchased under the plan:

                                                  2000        1999        1998
                                                --------    --------    --------
Aggregate purchase price                        $680,004    $211,000    $858,000
Shares purchased                                 191,758     100,993     185,485
Employee participants as of March 31                 185         161         151


        Stock-Based Compensation

        In accordance with the intrinsic value method, we generally recognize no compensation expense with respect to employee stock grants. Pro forma information regarding net (loss) and net (loss) per share is required by SFAS 123 for grants after April 1, 1995, as if we had accounted for stock grants under the fair value method is and presented below. The fair value of our stock-based grants was estimated using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have specific vesting schedules and are ordinarily not transferable. Because the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility which can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its grants.

        The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

                                             Options                                Purchase Plan
                                -----------------------------------       -----------------------------------
                                  2000         1999        1998             2000         1999        1998
                                ----------   ---------   ----------       ----------   ----------  ----------
        Expected life years       3.43          2.81        3.02              0.25        0.21        0.34
        Volatility                1.03%         0.96%        .61%             1.13%       1.29%       0.64%
        Risk-free interest rate   6.13%         4.69%       5.77%             5.06%       5.00%       5.43%


        For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options' vesting period for stock options granted under the 1995 Plan and the Director Plan, and the purchase period for stock purchases under the Purchase Plan. The pro forma information follows (amounts in thousands except per share amounts):

                                                                        Years Ended March 31,
                                                                 2000            1999            1998
                                                              -----------     -----------     -----------
        Net (loss) - pro forma                                $   (786)       $  (5,112)      $  (5,073)
        Diluted net (loss) per share - pro forma              $  (0.08)       $   (0.51)      $   (0.51)

        The weighted-average fair value of stock options granted in fiscal 2000 and 1999 were $5.80 and $4.04 per share, respectively. The weighted-average fair value of the option element of the Purchase Plan stock granted in fiscal 2000 and 1999 was $1.39 and $0.95 per share, respectively.

16.     LITIGATION

        From August 5, 1994 through February 16, 1995, eleven purported class action complaints were filed against us in the United States District Court for the Northern District of California.

        By court order dated May 20, 1997, these actions were settled. Our contribution towards the settlement consisted of the payment of $6 million in cash and the issuance of 608,696 new shares of the Company's common stock to the class. Each new share was accompanied by a Contingent Value Right (CVR), personal to the shareholder, that guaranteed the shareholder would receive the difference between $11.50 and the highest 20 day average trading price of the Company's common stock (assuming the average price is less than $11.50) over a defined period. As of January 5, 2000 the 20-day average trading price exceeded $11.50 and the CVR was extinguished. We had put $2 million into a restricted account as a guarantee for performance under the CVR. As a result of the CVR being extinguished this $2 million is no longer restricted and is included in cash and short-term securities as of March 31, 2000.

        We have cooperated with the Justice Department and the SEC in their investigation of its former officers. The Justice Department has advised us that we are not currently a target or subject of investigation. The SEC has taken the position that it is premature, at this stage in its investigation, to discuss the resolution of the investigation of the Company.

        The Company is a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending legal proceedings against the Company that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition

17.     SEGMENT INFORMATION

        Our operations are classified into one reportable segment. Substantially all of our operations and long-lived assets reside in the United States although we have sales operations in Europe, Japan, Hong Kong and Taiwan. In fiscal 2000, Arrow Electronics and Excelpoint Systems PTE, both distributors, accounted for 17% and 14% of net sales, respectively. In fiscal 1999, no single customer accounted for greater than 10% of net sales. In fiscal 1998, Bell Milgray Inc., a distributor, later acquired by Arrow Electronics, accounted for approximately 10% of net product sales. Other than the United States and Singapore (10.5% of net sales in fiscal 2000), no one country accounted for more than 10% of net sales in fiscal 2000, 1999 and 1998. Sales in to Singapore were $4,598,000, $2,054,000 and $1,272,000 in fiscal 2000, 1999, and 1998, respectively.

Foreign currency transaction gains and losses are not significant.

        Net sales to geographic regions reported below are based upon the customers' locations (amounts in thousands):

                                                               Years Ended March 31,
                                                       2000            1999            1998
                                                    ------------    -----------     -----------
        Net product sales to geographic regions:
          United Stat es                             $ 24,836        $ 20,476        $ 21,776
          Europe                                        3,882           3,126           3,411
          Far East and other                           15,045          10,015           7,287
                                                    ------------    -----------     -----------
        Net product sales                            $ 43,763        $ 33,617        $ 32,474
                                                    ============    ===========     ===========


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There were no disagreements with the independent auditors in fiscal 2000, 1999, and 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is set forth in the 2000 Proxy Statement under the captions "Directors and Executive Officers of the
Registrant"  and  "Executive   Compensation"  and  is  incorporated   herein  by
reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is set forth in the 2000 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2000 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

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

                 10.11              Commitment letter from Comerica
                                    Bank.

                 23.1               Consent of Ernst & Young,
                                    Independent Auditors

                 27*                Financial Data Schedule

        (b)       1.       Reports on Form 8-K:

                  None

*Exhibit on EDGAR filing only.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement in connection with its August 1, 2000 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2000) are incorporated by reference into Part III.

                                             SCHEDULE 2

                                CALIFORNIA MICRO DEVICES CORPORATION
                                  VALUATION AND QUALIFYING ACCOUNTS


                             Years Ended March 31, 2000, 1999, and 1998
                                       (Amounts in Thousands)

                                                                 Additions
                                                   Balance at    Charged to                    Balance at
                                                   Beginning      Cost and       Deductions      End of
                                                    of Year       Expense           (1)           Year
                                                  ------------- -------------   ------------- -------------
Year ended March 31, 2000
  Allowance for doubtful accounts
    (deducted from accounts receivable)              $ 224          $ -             $ 5          $ 219
                                                     ======         ====            ====         =====


Year ended March 31, 1999
  Allowance for doubtful accounts
    (deducted from accounts receivable)              $ 380          $ -            $ 156         $ 224
                                                     ======         ====           ======        =====


Year ended March 31, 1998
  Allowance for doubtful accounts
    (deducted from accounts receivable)              $ 437          $ -            $ 57          $ 380
                                                     ======         ====           =====         =====

(1) Represents write-offs net of recovery of receivables.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of April 2000.

CALIFORNIA MICRO DEVICES CORPORATION
          (Registrant)

By:     /s/ Jeffrey C. Kalb
     --------------------------------
        JEFFREY C. KALB

        President and Chief Executive Officer

        Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the
Registrant and in the capacities indicated on the 13th day of June 1999.
By:

        /s/ Jeffrey C. Kalb                    President and Chief Executive Officer and Director
     ----------------------------------        (Principal Executive Officer)
        JEFFREY C. KALB

        /s/ John E. Trewin                     Vice President and Chief Financial Officer
     ----------------------------------        (Principal Financial and Accounting Officer)
        JOHN E. TREWIN

        /s/ Wade Meyercord                     Chairman of the Board
     ----------------------------------
        WADE MEYERCORD

        /s/ Angel G. Jordan                    Director
     ----------------------------------
        ANGEL G. JORDAN

        /s/ J. Daniel McCranie                 Director
     ----------------------------------
        J. DANIEL MCCRANIE

        /s/ Stuart Schube                      Director
     ----------------------------------
        STUART SCHUBE

        /s/ John Sprague                       Director
     ----------------------------------
        JOHN SPRAGUE

        /s/ Donald Waite                       Director
     ----------------------------------
        DONALD WAITE
