Form 10-Q
period 2000-06-03
CALIFORNIA MICRO DEVICES CORP
filed 2000-08-11
CIK 800460

United States
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                                 (Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended June 30, 2000
                                    or
[   ]  Transition Report Pursuant To Section 10 Or 15(d) Of The
Securities Exchange Act Of 1934 For The Transition Period From __  To  __

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

As of June 30, 2000, there were outstanding 11,146,478 shares of Issuer's Common Stock.

                    CALIFORNIA MICRO DEVICES CORPORATION


                                  INDEX


                        PART I.     FINANCIAL INFORMATION

                                                          Page Number
Item 1.  Financial Statements

         Statements of Operations
           Three Months Ended June 30, 2000 and 1999           2

         Balance Sheets
           June 30, 2000 and March 31, 2000                    3

         Statements of Cash Flows
           Three Months Ended June 30, 2000 and 1999           4

         Notes to Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  8


                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                    10

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk                                  10

Item 6.  Exhibits and Reports on Form 8-K                     10

Signature                                                     11

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements.
         ---------------------

                     CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                (Unaudited)

                                         Three Months Ended
                                              June 30,
                                        ---------------------
                                            2000        1999
                                         ---------------------
Net sales                                $14,876      $ 8,517

Cost and expenses:
  Cost of sales                            9,600        6,209
  Research and development                   810          959
  Selling, marketing and administrative    2,806        2,117
                                         -------      -------
    Total costs and expenses              13,216        9,285
                                         -------      -------
Operating income (loss)                    1,660         (768)
Other expense, net                           163          177
                                         -------      -------
Income before income taxes                 1,497         (945)

Provision for income taxes                    30            -
                                         -------      -------
Net income (loss)                        $ 1,467      $  (945)
                                         =======      =======
Net earnings/(loss) per share - basic    $  0.13      $ (0.09)
                                         =======      =======
Net earnings/(loss) per share - diluted  $  0.12      $ (0.09)
                                         =======      =======
Weighted average common shares and share
  equivalents outstanding - basic         11,104       10,117
                                         =======      =======
Weighted average common shares and share
  equivalents outstanding - diluted       12,523       10,117
                                         =======      =======

The accompanying notes are an integral part of these financial statements.

                     CALIFORNIA MICRO DEVICES CORPORATION
                              BALANCE SHEETS
                   (Amounts in Thousands, Except Share Data)

                                          June 30,    March 31,
                                            2000        2000*
                                          --------    ---------
                                        (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities          $ 2,175     $ 1,490
  Short-term investments                    5,294       5,069
  Accounts receivable, less allowance for
    doubtful accounts of $238 and $219      8,558       8,875
  Inventories                              10,164       9,994
  Prepaid expenses and other assets         1,019         980
                                          -------     -------
    Total current assets                   27,210      26,408

Property, plant & equipment, net           11,481      10,637
Restricted cash                             1,126         902
Other long term assets                      1,127       1,139
                                          -------     -------
    Total assets                          $40,944     $39,086
                                          =======     =======
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                        $ 4,192     $ 4,821
  Accrued salaries and benefits             1,181       1,097
  Other accrued liabilities                   562         742
  Deferred margin on shipments to
    Distributors                              516         516
  Current maturities of long-term debt
    and capital lease obligations             899         815
                                          -------     -------
    Total current liabilities               7,350       7,991

Long-term debt, less current maturities     8,267       7,342
Capital lease obligations, less current
  Maturities                                  629         793
                                          -------     -------
    Total liabilities                      16,246      16,126
                                          =======     =======
Shareholders' equity:
  Common stock - no par value; authorized
   25,000,000; issued and outstanding
   June 30 and March 31, 2000 11,146,478
   and 11,037,543, respectively            56,741      56,479
  Accumulated deficit                     (32,061)    (33,528)
  Accumulated other comprehensive income       18           9
                                          -------     -------
    Total shareholders' equity             24,698      22,960
                                          -------     -------
  Total liabilities and
   shareholders' equity                   $40,944     $39,086
                                          =======     =======
*Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

                     CALIFORNIA MICRO DEVICES CORPORATION
                          STATEMENTS OF CASH FLOWS
                            (Amounts in Thousands)
                                  (Unaudited)

                                                      Three Months Ended
                                                            June 30,
                                                      ------------------
                                                        2000       1999
                                                      --------   -------
Cash flows from operating activities:
  Net Income (loss)                                   $ 1,467    $  (945)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                           745        757
  Net increase in inventories                            (170)      (230)
  Net decrease/(increase) in accounts receivable          317       (236)
  Net increase in prepaid expenses and
    other current assets                                  (39)      (187)
  Net (decrease)/increase in trade accounts payable
    and other current liabilities                        (725)        38
  Net decrease/(increase) in other long term assets         5        (21)
  Decrease in deferred margin on distributor sales          -        (60)
                                                      -------    -------
  Net cash provided by/ (used in) operating activities  1,600       (884)
                                                      -------    -------
Cash used in investing activities:
  Securities purchases                                 (3,011)    (1,247)
  Securities sales                                      2,795      2,060
  Capital expenditures                                 (1,585)       (99)
  Net change in restricted cash                          (224)      (222)
                                                      -------    -------
Net cash (used in)/ provided by investing activities   (2,025)       492
                                                      -------    -------
Cash flows from financing activities:
  Repayments of capital lease obligations                (100)       (63)
  Repayments of long-term debt                            (45)       (54)
  Borrowing of long-term debt                             993          -
  Proceeds from issuance of common stock                  262         70
                                                      -------    -------
  Net cash provided/ (used) in financing activities     1,110        (47)
                                                      -------    -------
  Net increase/(decrease) in cash and cash equivalents    685       (439)
  Cash and cash equivalents at beginning of period      1,490        762
                                                      -------    -------
  Cash and cash equivalents at end of period          $ 2,175    $   323
                                                      =======    =======
Supplemental disclosures of cash flow information:
  Interest paid                                       $   236    $   230
Supplemental disclosures of non-cash investing
  and financing activities:
  Unrealized gain (loss) on securities               $      9     $   54

The accompanying notes are an integral part of these financial statements.
                                   4

                    CALIFORNIA MICRO DEVICES CORPORATION

                          Notes to Financial Statements

1.  Basis of Presentation
    ---------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of June 30, 2000, results of operations for the three-month periods ended June 30, 2000 and 1999, and cash flows for the three-month periods ended June 30, 2000 and 1999. Results for the quarter are not necessarily indicative of fiscal year results.

The condensed financial statements should be read in conjunction with the financial statements included with the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

3.  Inventories
    -----------
The components of inventory consist of the following (amounts in thousands):

                                  June 30,       March 31,
                                    2000           2000
                                  --------       --------
              Raw materials       $   419        $   452
              Work-in-process       7,083          6,473
              Finished goods        2,662          3,069
                                  -------        -------
                                  $10,164        $ 9,994
                                  =======        =======

4.  Litigation
    ----------
We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending or threatened legal proceedings against the Company that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition.
                                   5

5.  Earnings (Loss) Per Share
    -------------------------
The following table sets forth the computation of basic and diluted income (loss) per share:
(In thousands, except per share amounts)

                                                   Three months ended
                                                        June 30,
                                                     2000        1999
                                                   -------     -------
Numerator:
  Numerator for basic and diluted net income
    per share - net income (loss)                  $ 1,467     $ (945)

Denominator for basic net income (loss) per share:
  Weighted average common shares used in
    computing basic net income (loss) per share     11,104     10,117

Basic net income (loss) per share                  $  0.13    $ (0.09)

Denominator for diluted net income per share:
  Weighted average common shares                    11,104     10,117
  Employee stock options to purchase common stock    1,419          -
Shares used in computing diluted
  net income per share                              12,523     10,117

Diluted net income (loss) per share                $  0.12    $ (0.09)

Options to purchase 25,260 shares of common stock were outstanding during the three months ended June 30, 1999, but were not included in the computation of diluted net loss per share as the Company incurred a net loss and the effect of the securities would have been antidilutive.


6.  Comprehensive Income
    --------------------
Comprehensive income (loss) for the three-months ended June 30, 2000 and June 30, 1999 was $1,458,000 and ($891,000), respectively.


7.  Income Taxes
    ------------
For the three months ended June 30, 2000, the Company recorded a provision for income taxes of $30,000 based on the projected effective annual tax rate of 2%. The effective tax rate for 2001 is substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards, No similar amounts were recorded for the three months ended June 30, 1999 due to the Company's net loss during the period. The Company's tax provision consisted of federal and state alternative minimum taxes.

8.  Recent Accounting Pronouncements
    --------------------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101, (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. In June, 2000, the Securities and Exchange Commission issued SAB 101B, which delays the effective date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We are required to apply the guidance in SAB 101 to our financial statements no later than the fourth quarter of fiscal 2001. Changes in the Company's revenue recognition policy resulting from the interpretation of SAB 101 would be reported as a change in accounting principle in the quarter ending March 31, 2001. The change in the revenue recognition policy would result in a cumulative adjustment in the fourth quarter of fiscal 2001 to reflect the deferral of revenue for shipments previously reported as revenue, that do not meet SAB 101 revenue recognition. In subsequent periods, the Company would disclose the amount of revenue, if material, recognized in those periods that were included in the cumulative effect adjustment. The Company is currently evaluating what effect, if any, that SAB 101 will have on the Company's financial statements. Management believes that SAB 101, to the extent that it is applicable to the Company, will not effect the underlying strength or weakness of the Company's business operations as measured by the dollar value of the Company's shipments and cash flows.

In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the 6 following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

ITEM 2.  Management's Discussion And Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

Results of Operations

Product sales for the quarter ended June 30, 2000, increased by $6,359,000 or 75%, compared to the quarter ended June 30, 1999, with the largest component of the increase being in products for the networking market. Unit shipments increased 99% to 28.9 million units in the June 30, 2000 quarter compared to 14.6 million units in the year-earlier quarter. The increase in product sales was primarily due to increased sales of new products. Sales of the Company's new products (products introduced within the past three years) increased by 97% in dollars and 132% in units in the quarter ended June 30, 2000 as compared to the year-earlier quarter. Thin film products accounted for 65% of dollar sales and 68% of units shipped for the quarter ended June 30, 2000 as compared to 64% of dollar sales and 72% of units shipped the year-earlier quarter. The decline in percentage of thin film units shipped was primarily due to increased mix of single chip products, and lower mix of dual chip products for solving the need for parallel port filtering, termination and ESD protection. In total the number of parallel port solutions shipped increased by 92% in the quarter ended June 30, 2000 as compared to the year-earlier period.

Gross margins increased to 35.5% in the June 30, 2000 quarter compared to 27.1% in the year-earlier period due to increased sales and manufacturing efficiencies.

Research and development expense was $810,000 and $959,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease in research and development expense was due to lower materials costs as the focus of R&D was more on product development than on process development compared to the year-earlier period. Decreased material costs were slightly offset by increased expenditures for personnel.

Selling, marketing and administrative expenses were $2,806,000 and $2,117,000 for the three months ended June 30, 2000 and 1999, respectively. The increase in the fiscal 2001 quarter is primarily due to increased commissions, increased personnel costs, and increased promotional activities, including expansion of the Company's presence in the Far East and Europe.

As a result of the factors discussed above, operating income for the three months ended June 30, 2000, was $1,660,000 compared to an operating loss of $768,000 in the year-earlier period.

Other expense, net for the three months ended June 30, 2000 and 1999, was $163,000 and $177,000, respectively, as higher interest income in the fiscal 2001 period was offset by the decease in the market value of investments related to the Company's executive deferred compensation program. This was offset in operating income as a non-cash reduction in compensation expense.

For the three months ended June 30, 2000, the Company recorded a provision for income taxes of $30,000 based on the projected effective annual tax rate of 2%. The effective tax rate for 2001 is substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. No similar amounts were recorded for the three months ended June 30, 1999 due to the Company's net loss during the period. The Company's tax provision consisted of federal and state alternative minimum taxes.


Liquidity and Capital Resources

Total cash, short-term securities and investments as of June 30, 2000, was $7.5 million compared to $6.6 million on March 31, 2000. Receivables decreased to $8.6 million at June 30, 2000 compared to $8.9 million three months earlier. Receivables days sales outstanding were 52 days as of June 30, 2000 as compared to 56 days at March 31, 2000. Inventories increased slightly from the March quarter, with inventory turns improving to 3.8 turns compared to 3.5 at March 31, 2000. Capital expenditures totaled $1.6 million, reflecting our investment in new equipment to increase production and to support our production of chip scale products, which are expected to ramp up later this year. These expenditures were partially offset by additional long term debt financing.

We have a $3.0 million revolving secured line of credit agreement that expires on June 30, 2001. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. There have been no borrowings against this facility. We also have a $3.5 million capital equipment financing facility that expires on December 31, 2003. Under the terms of this facility we can borrow at rates ranging from prime plus 0.5% to prime plus 0.75%. As of June 30, 2000 and March 31, 2000, respectively, we borrowed $1,231,000 and $238,000 against this capital equipment financing facility. We are in compliance with our financial covenants.

We expect to fund our future liquidity needs through existing cash balances, cash flows from operations, bank borrowings, and existing equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, we may pursue other sources of liquidity.

The Company believes that it has sufficient financial resources to fund its operations for the foreseeable future.


Cautionary Statement

   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements regarding revenues, orders, and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, unit volumes, intense competition within the industry, the Company's ability to attract and retain high quality people, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, successful introduction of new products, the Company's dependence on third party suppliers for components for its products, cost reductions, year 2000 issues, and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors, as well as others, such as the continuing litigation involving the Company, could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth above and elsewhere in this Form 10-Q.

                        PART II.  OTHER INFORMATION


ITEM 1.  Legal Proceedings.
         ------------------
We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending or threatened legal proceedings against the Company that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.
         -----------------------------------------------------------
No material changes have occurred from the Company's report on form 10K for the period ending March 31, 2000.


ITEM 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)     Exhibit          Description
                 -------          -----------
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



                    CALIFORNIA MICRO DEVICES CORPORATION
                    ------------------------------------
                               (Registrant)



Date: August 11, 2000        /s/ John E. Trewin
                             -------------------------------------------
                             John E. Trewin
                             Vice President and Chief Financial Officer