Form 10-Q
period 2000-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2000-11-14
CIK 800460

United States
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended September 30, 2000
                                        or

[ ] Transition Report Pursuant To Section 10 Or 15(d) Of The Securities Exchange Act Of 1934 For The Transition Period From ________ To _______

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

                                 Not applicable
                                 ---------------
                  (Former name, former address, and former fiscal year if changed since last report)


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

As of September 30, 2000, there were outstanding 11,254,706 shares of Issuer's Common Stock.

                        CALIFORNIA MICRO DEVICES CORPORATION


                                      INDEX

PART I.     FINANCIAL INFORMATION
            ---------------------
                                                                    Page Number
                                                                    -----------
Item 1.  Financial Statements

         Statements of Operations
          Three and Six Months Ended September 30, 2000 and 1999         2

         Balance Sheets
          September 30, 2000 and March 31, 2000                          3

         Statements of Cash Flows
          Six Months Ended September 30, 2000 and 1999                   4

         Notes to Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk       9


PART II.     OTHER INFORMATION

Item 1.          Legal Proceedings                                      10

Item 4.          Submission of Matters to a Vote of Security Holders    10

Item 6.          Exhibits and Reports on Form 8-K                       11

Signature                                                               11

ITEM 1.     Financial Statements.
            ---------------------

                        CALIFORNIA MICRO DEVICES CORPORATION
                              STATEMENTS OF OPERATIONS
                    (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                         Three Months Ended    Six Months Ended
                                            September 30,        September 30,
                                         ------------------    ----------------
                                            2000      1999       2000    1999
                                          -------  --------    ------  -------
Net sales                                 $16,112  $ 9,438    $30,988  $17,955

Cost and expenses:
  Cost of sales                            10,725    6,639     20,325   12,849
  Research and development                    900      769      1,710    1,727
  Selling, marketing and administrative     2,857    2,032      5,663    4,149
                                          -------  -------    -------  -------
    Total costs and expenses               14,482    9,440     27,698   18,725
                                          -------  -------    -------  -------
Operating income (loss)                     1,630       (2)     3,290     (770)

Other expense, net                            380      127        543      304
                                          -------  -------    -------  -------

Income (loss) before income taxes           1,250     (129)     2,747   (1,074)

Provision for income taxes                     25        -         55        -
                                          -------  -------    -------  -------
Net income (loss)                         $ 1,225   $ (129)   $ 2,692  $(1,074)

Net earnings/(loss) per share - basic     $  0.11   $(0.01)   $  0.24  $(0.11)
                                         ========  =======    =======  =======
Net earnings/(loss) per share - diluted   $  0.10   $(0.01)   $  0.22  $(0.11)
                                         ========  =======    =======  =======

Weighted average common shares and
  share equivalents outstanding - basic    11,197   10,154     11,151   10,136
                                         ========  =======    =======  =======

Weighted average common shares and
  share equivalents outstanding - diluted  12,517   10,154     12,476   10,136
                                         ========  =======    =======  =======


The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                                 BALANCE SHEETS
                      (Amounts in Thousands, Except Share Data)

                                                    September 30,     March 31,
                                                        2000           2000*
                                                    -------------     ---------
                                                     (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                   $  2,249          $  1,490
  Short-term investments                              6,170             5,069
  Accounts receivable, less allowance for
    doubtful accounts of $220 and $219                8,674             8,875
  Inventories                                        10,496             9,994
  Prepaid expenses and other assets                   1,049               980
                                                   --------          --------
    Total current assets                             28,638            26,408

Property, plant & equipment, net                     12,334            10,637
Restricted cash                                         985               902
Other long term assets                                1,123             1,139
                                                   --------          --------
    Total assets                                   $ 43,080          $ 39,086
                                                   ========          ========

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                 $  4,297          $  4,821
  Accrued salaries and benefits                       1,590             1,097
  Other accrued liabilities                             473               742
  Deferred margin on shipments to distributors          516               516
  Current maturities of long-term debt and
    capital lease obligations                           804               815
                                                   --------          --------
    Total current liabilities                         7,680             7,991

Long-term debt, less current maturities               8,189             7,342
Capital lease obligations, less current maturities      630               793
                                                   --------          --------
    Total liabilities                                16,499            16,126

Shareholders' equity:
  Common stock - no par value; authorized
    25,000,000; issued and outstanding
    September 30 and March 31, 2000: 11,254,706
    and 11,037,543, respectively                     57,411            56,479
  Accumulated deficit                               (30,836)          (33,528)
  Accumulated other comprehensive income                  6                 9
                                                   --------          --------
    Total shareholders' equity                       26,581            22,960
                                                   --------          --------
  Total liabilities and shareholders' equity       $ 43,080          $ 39,086
                                                   ========          ========

*Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION
                             STATEMENTS OF CASH FLOWS
                              (Amounts in Thousands)
                                   (Unaudited)

                                                         Six Months Ended
                                                           September 30,
                                                         ----------------
                                                         2000        1999
                                                         ------    ------
Cash flows from operating activities:
  Net income (loss)                                     $ 2,692    $ (1,074)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
  Depreciation and amortization                           1,468       1,467
  Net increase in inventories                              (502)       (309)
  Net decrease /(increase) in accounts receivable           201      (1,450)
  Net increase in prepaid expenses and other current assets (69)       (440)
  Net (decrease)/increase in trade accounts payable
     and other current liabilities                         (300)        564
  Net decrease/(increase) in other long term assets          10          (8)
  Decrease in deferred margin on distributor sales            -         (60)
                                                        -------     -------
Net cash provided by (used in) operating activities       3,500      (1,310)
                                                        -------     -------
Cash flows from investing activities:
  Short-term investment purchases                        (5,453)     (1,247)
  Short-term investment sales                             4,348       2,040
  Capital expenditures                                   (3,157)       (252)
  Net change in restricted cash                             (83)        (68)
                                                        -------     -------
Net cash (used in) provided by investing activities      (4,345)        473
                                                        -------     -------
Cash flows from financing activities:
  Repayments of capital lease obligations                  (204)       (155)
  Repayments of long-term debt                             (127)        (82)
  Borrowing of long-term debt                             1,003           -
  Proceeds from issuance of common stock                    932         312
                                                        -------     -------
Net cash provided by financing activities                 1,604          75
                                                        -------     -------
Net increase/(decrease) in cash and cash equivalents        759        (762)
Cash and cash equivalents at beginning of period          1,490         762
                                                        -------     -------
Cash and cash equivalents at end of period              $ 2,249     $    -
                                                        =======     =======
Supplemental disclosures of cash flow information:
Interest paid                                           $   483      $  448
Income taxes paid                                       $    -       $    1
Supplemental disclosures of non-cash investing and
  financing activities:
    Unrealized loss on securities                       $    (3)     $   (4)

The accompanying notes are an integral part of these financial statements.

                        CALIFORNIA MICRO DEVICES CORPORATION

                            Notes to Financial Statements

1.     Basis of Presentation
       ---------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of September 30, 2000, results of operations for the three and six month periods ended September 30, 2000 and 1999, and cash flows for the six-month periods ended September 30, 2000 and 1999. Results for the quarter are not necessarily indicative of fiscal year results.

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


3.     Inventories
       -----------
  The components of inventory consist of the following (amounts in thousands):

                                  September 30,       March 31,
                                     2000               2000
                                  -------------     ------------
              Raw materials         $   553           $   452
              Work-in-process         6,696             6,473
              Finished goods          3,247             3,069
                                    -------           -------
                                    $10,496           $ 9,994



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

5.     Earnings (Loss) Per Share
       -------------------------
The following table sets forth the computation of basic and diluted income
(loss) per share:
(In thousands, except per share amounts)

                                          Three Months Ended   Six Months Ended
                                             September 30        September 30
                                          ------------------   ----------------
                                            2000    1999        2000     1999
                                          -------   -------   -------   -------
Numerator:
  Numerator for basic and diluted net
   income per share - net income (loss)   $ 1,225  $  (129)   $ 2,692  $(1,074)

Denominator for basic net income (loss) per share:
  Weighted average common shares used in
    computing basic net income (loss)
    per share                              11,197   10,154     11,151   10,136
                                          -------  -------    -------  -------
Basic net income (loss) per share         $  0.11  $ (0.01)   $  0.24  $ (0.11)
                                          -------  -------    -------  -------
Denominator for diluted net income per share:
  Weighted average common shares           11,197   10,154     11,151   10,136
  Employee stock options to purchase
    common stock                            1,320        -      1,325        -
                                          -------  -------    -------  -------
Shares used in computing diluted net
income per share                           12,517   10,154     12,476   10,136
                                          -------  -------    -------  -------
Diluted net income (loss) per share       $  0.10  $ (0.01)   $  0.22  $ (0.11)
                                          -------  -------    -------  -------


Options to purchase 9,000 shares of common stock were outstanding during the quarter ended September 30, 2000, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. Options to purchase 819,158 shares of common stock were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted net loss per share as the Company incurred a net loss and the effect of the securities would have been antidilutive.

6.     Comprehensive Income
       --------------------
Comprehensive income (loss) for the three and six months ended September 30, 2000 was $1,213,000 and $2,680,000, respectively and the three and six months ended September 30, 1999 was ($184,000) and ($1,076,000), respectively.


7.     Income Taxes
       ------------
For the three and six months ended September 30, 2000, the Company recorded a provision for income taxes of $35,000 and $55,000, respectively, based on the projected effective annual tax rate of 2%. The effective tax rate for fiscal 2001 is substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. No similar amounts were recorded for the three and six ended September 30, 1999 due to the Company's net loss during the period. The Company's tax provision consisted of federal and state alternative minimum taxes.

ITEM 2.     Management's Discussion And Analysis of Financial Condition and
            ---------------------------------------------------------------
            Results of Operations.
            ----------------------

Results of Operations

Product sales for the quarter ended September 30, 2000, increased by $6,674,000 or 71%, compared to the quarter ended September 30, 1999, with the largest component of the increase being in products for the networking market. Unit shipments increased 101% to 35.9 million units in the September 30, 2000 quarter compared to 17.9 million units in the year-earlier quarter. The increase in product sales was primarily due to increased sales of new products. Sales of the Company's new products (products introduced within the past three years) increased by 101% in dollars and 170% in units in the quarter ended September 30, 2000 as compared to the year-earlier quarter. Thin film products accounted for 68% of dollar sales and 76% of units shipped for the quarter ended September 30, 2000 as compared to 72% of dollar sales and 79% of units shipped the year-earlier quarter. The decline in percentage of thin film units shipped was primarily due to increased mix of single chip products, and lower mix of dual chip products for solving the need for parallel port filtering, termination and ESD protection. In total the number of parallel port solutions shipped increased by 160% in the quarter ended September 30, 2000 as compared to the year-earlier period.

Product sales for the six months ended September 30, 2000, increased by $13,033,000 or 73%, compared to the six months ended September 30, 1999, with the largest component of the increase being in products for the networking market. Unit shipments increased 100% to 64.8 million units in six months ended September 30, 2000 compared to 32.4 million units in the year-earlier quarter. The increase in product sales was primarily due to increased sales of new products. Sales of the Company's new products increased by 104% in dollars and 155% in units in the six months ended September 30, 2000 as compared to the year-earlier quarter. Thin film products accounted for 66% of dollar sales and 72% of units shipped for the six months ended September 30, 2000 as compared to 68% of dollar sales and 75% of units shipped the year-earlier period. The decline in percentage of thin film units shipped was primarily due to increased mix of single chip products, and lower mix of dual chip products for solving the need for parallel port filtering, termination and ESD protection. In total the number of parallel port solutions shipped increased by 129% in the six months ended September 30, 2000 as compared to the year-earlier period.

Gross margins increased to 33.4% in the September 30, 2000 quarter compared to 29.7% in the year-earlier period and to 34.4% for the six months ended September 30, 2000 compared to 28.4% in the year-earlier period, in each case due to increased sales and manufacturing efficiencies.

Research and development (R&D) expense was $900,000 and $769,000 for the quarters ended September 30, 2000 and 1999, respectively. The increase in research and development expense was due to increased personnel costs as the focus of R&D was more on product development than on process development compared to the year-earlier period. R&D expense for the six months ended September 30, 2000 and 1999 was $1,710,000 and $1,727,000, respectively, as increased personnel costs were offset by decreased materials cost.

Selling, marketing and administrative expenses were $2,857,000 and $2,032,000 for the quarters ended September 30, 2000 and 1999, respectively and $5,663,000 and $4,149,000 for the six months ended September 30, 2000 and 1999, respectively. The increases in the fiscal 2001 periods are primarily due to increased commissions, increased personnel costs, and increased promotional activities, including expansion of the Company's presence in the Far East and Europe.

As a result of the factors discussed above, operating income for the quarter ended September 30, 2000, was $1,630,000 compared to an operating loss of $2,000 in the year-earlier quarter and operating income for the six months ended September 30, 2000 was $3,290,000 compared to an operating loss of $770,000 for the year-earlier period.

Other expense, net for the quarter ended September 30, 2000 and 1999, was $380,000 and $127,000, respectively, and for the six months ended September 30, 2000 and 1999, was $543,000 and $304,000, respectively. The increases in the fiscal 2001 periods were primarily due to was to the write-off of $250,000 of expenses related to a secondary offering of the Company's stock that was withdrawn in September 2000, due to market conditions.

Income tax expense of $25,000 for the quarter ended September 30, 2000 and $55,000 for the six months then ended are provisions for estimated corporate alternative minimum taxes, which are not covered by the Company's tax loss carry forward. No income taxes were accrued for the three months and six months ended September 30, 1999, due to the availability of tax loss carry forwards.

Liquidity and Capital Resources

Total cash, short-term securities and investments as of September 30, 2000, was $8.4 million compared to $6.6 million on March 31, 2000. Receivables decreased to $8.7 million at September 30, 2000 compared to $8.9 million six months earlier. Receivables days sales outstanding were 48.5 days as of September 30, 2000 as compared to 56 days at March 31, 2000. Inventories increased slightly from the March quarter, with inventory turns improving to 4.1 turns compared to
3.5 at March 31, 2000. Capital expenditures totaled $3.2 million, reflecting our investment in new equipment to increase production and to support our production of chip scale products, which are expected to ramp up later this year. These expenditures were partially offset by additional long term debt financing of $1.0 million.

We have a $3.0 million revolving secured line of credit agreement that expires on June 30, 2001. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line. We also have a $1.0 million capital equipment financing facility that expires on July 31, 2003; under the terms of this facility we can borrow at prime plus 0.75%. As of September 30, 2000 we had borrowed $1.0 million against this capital equipment financing facility.
On April 21, 2000 we secured an additional $500,000 capital equipment financing facility under the same terms and conditions of the original facility. The new line expires on August 31, 2003. As of September 30, 2000, we had borrowed $203,000 against this $500,000 facility. On July 27, 2000 we secured an additional $2.0 million equipment financing facility that expires on December 25, 2003. Under the terms of this facility we can borrow at prime plus 0.5%; there are no borrowings against this line. We are in compliance with our financial covenants.

We expect to fund our future liquidity needs through existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, we may pursue other sources of liquidity.

We believe we have sufficient financial resources to fund our operations for at least the next eighteen months.

Impact of the Year 2000

We have experienced no material impact on our operations as a result of the Year 2000 issue. Problems relating to the Year 2000 issue could still arise, but we do not believe that they will have a material adverse effect on our financial condition or results of operations. The Company considers its operations to be Year 2000 functional and ready to support its customers, however we continue to monitor our systems to watch for any potential issues in the future.

Market Risk

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

Our investment portfolio includes debt instruments that are primarily United States government bonds, high-grade corporate bonds and money market funds of less than one year in duration. These investments are subject to interest rate risk, and could decline in value if interest rates increase. Our investment portfolio also consists of certain commercial paper that is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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


ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------
See discussion under the caption "Market Risk" in Item 2 above.

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


ITEM 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------
The Company's annual meeting of stockholders, at which the proposals described below were submitted to stockholders, was held on August 1, 2000.

Proposal No. 1     Election of Directors.  The following individuals, who
-------------
received the votes indicated, were elected as directors:

                 NAME                 FOR              WITHHELD
          -----------------        ---------           ---------
          Dr. Angel Jordan         8,392,911           1,313,773
          Jeffrey Kalb             8,217,627           1,489,057
          J. Daniel McCranie       8,394,252           1,312,432
          Wade Meyercord           8,394,052           1,312,632
          Stuart Schube            8,393,965           1,312,719
          Dr. John Sprague         8,387,132           1,319,552
          Donald Waite             8.393,682           1,313,002

Proposal No. 2     The proposal to ratify the appointment of Ernst & Young LLP,
--------------
as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:

             FOR               AGAINST          WITHHELD
          ---------            -------          --------
          8,728,044            968,332           10,308

Proposal No. 3     The proposal to approve the amendment of the 1995 Employee
--------------
Stock Option Plan was approved.  The results of the voting was as follows:

            FOR               AGAINST          WITHHELD
         ---------           ---------         --------
         7,822,730           1,861,251          22,703

Proposal No. 4     The proposal to approve the Amendment of the 1995 Non-
--------------
Employee Directors' Stock Option Plan was approved. The results of the voting was as follows:

            FOR               AGAINST          WITHHELD
         ---------           ---------         --------
         8,115,297           1,542,923          48,464

ITEM 6.     Exhibits and Reports on Form 8-K.
            --------------------------------
       (a)        Exhibits

                  3.1 Articles of Incorporation, as amended (filed as an exhibit to the Registrants' Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by reference).

                  3.2 By-Laws, as amended (filed as an exhibit to the Registrants' Annual Report on Form 10-K for the fiscal year ended march 31, 1995 and incorporated herein by reference).

                  4.1 1995 Employee Stock Option Plan amended as of July 26, 1996, amended as of July 18, 1997, amended as of August 7, 1998, and amended as of August 1, 2000.

                  4.2 1995 Non-Employee Directors' Stock Option Plan, amended as of July 26, 1996, amended as of July 18, 1997, amended as of August 7, 1998, and amended as of August 1, 2000.

                10.11     Amended Commitment Letter from Comerica Bank.

                27.1      Financial Data Schedule (for EDGAR filing only).


       (b)      Reports on Form 8-K

                None.





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


                        CALIFORNIA MICRO DEVICES CORPORATION
                        ------------------------------------
                                    (Registrant)



Date:   November 14, 2000            /s/John E. Trewin
                                     ------------------------------------------
                                     John E. Trewin
                                     Vice President and Chief Financial Officer

                                   Exhibit 4.1

                        CALIFORNIA MICRO DEVICES CORPORATION

                         1995 EMPLOYEE STOCK OPTION PLAN
              AMENDED AS OF JULY 26, 1996, AMENDED AS OF JULY 18, 1997, AMENDED AS OF AUGUST 7, 1998, and AMENDED AS OF AUGUST 1, 2000

1.   PURPOSE.

    The purpose of the CALIFORNIA MICRO DEVICES CORPORATION 1995 Employee Stock Option Plan (the "Plan") is to advance the interests of the Corporation and its shareholders by providing a means by which the Corporation and its Subsidiaries shall be able to attract and retain qualified employees and consultants.

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

     (m) "Fair Market Value" shall mean the value of one Share of Common Stock, determined as follows: (i) if the Shares are traded on an exchange or on the NASDAQ National Market System, the reported "closing price" on the date of valuation or if no trading occurred on such date, the next preceding day on which trading occurred; (ii) if the Shares are traded over-the-counter on the NASDAQ System (other than on the NASDAQ National Market System), the mean between the bid and the ask prices on said System at the close of business on the date of valuation or if no trading occurred on such date, the next preceding day on which trading occurred; and (iii) if neither (i) nor (ii) applies, the fair market value as determined by the Committee in good faith. Such determination shall be conclusive and binding on all persons.
      (n) "Incentive Stock Option" shall mean an Option of the type described in Section 422(b) of the Code.
      (o) "Nonstatutory Stock Option" shall mean an Option of the type not described in Section 422(b) or 423(b) of the Code.
      (p) "Option" shall mean an option to purchase Common Stock granted pursuant to the Plan.
      (q) "Optionee" shall mean any person who holds an Option pursuant to the Plan.
      (r) "Outside Director" shall mean a nonemployee member of the Board who (1) is not a current employee of any member of the Affiliated Group; (2) does not receive compensation for prior services (other than benefits under a taxqualified retirement plan) from any member of the Affiliated Group during a taxable year in which he or she serves on the Committee; (3) has never been an officer of any member of the Affiliated Group; and (4) does not receive remuneration from any member of the Affiliated Group, either directly or indirectly, in any capacity other than as a director.
      (s) "Plan" shall mean this stock option plan as it may be amended from time to time.
      (t) "Purchase Price" shall mean at any particular time the Exercise Price times the number of Shares for which an Option is being exercised.
      (u)  "Share" shall mean one share of authorized Common Stock.

3.   ADMINISTRATION.

     (a)  The Committee.
      The Plan shall be administered by a Committee of Outside Directors which shall consist of not less than two members, who during the one year prior to service as an administrator of the Plan, shall not have been granted or awarded equity securities pursuant to the Plan or any other plan of the Corporation or any of its Affiliates except as permitted under Rule 16b3 under the Exchange Act. The Board may from time to time designate individuals as ineligible to participate in the Plan for a specified period in order to become eligible to be a member of the Committee.

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

4.   PARTICIPATION.

     (a)  Eligibility.
          The Optionees shall be such persons as the Committee may select from among the Employees, provided that Consultants are not eligible to receive Incentive Stock Options. Nonemployee members of the Board are not eligible for grants of Options.

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

5.   STOCK.

     (a)  Shares Subject to This Plan.
          The aggregate number of Shares which may be issued upon exercise of Options under the Plan shall not exceed Three million One Hundred Fifty-Five Thousand (3,1555,000), subject to adjustment pursuant to Section 9 hereof.

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

     (c)  Vesting.
          An Optionee may not exercise his or her Option for any Shares until the Option, in regard to such Shares, has vested. Each stock option agreement shall include a vesting schedule which shall show when the Option becomes exercisable. The vesting schedule shall not impose upon the Corporation or any Affiliate any obligation to retain the Optionee in its employ or under contract for any period or otherwise change the employment at will status of an Optionee who is an employee of the Corporation or any Affiliate.

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

       The Committee or a stock option agreement may prescribe requirements with respect to the exercise of Options, including the submission by the Optionee of such forms and documents as the Committee may require and, the delivery by the Optionee of cash sufficient to satisfy applicable withholding requirements. The Committee may vary the exercise requirements and procedures from time to time to facilitate, for example, the broker assisted exercise of Options.

      (g)  Nontransferability of Options.
           During the lifetime of the Optionee, the Option shall be exercisable only by the Optionee or the Optionee's conservator or legal representative and shall not be assignable or transferable except pursuant to a qualified domestic relations order as defined by the Code. In the event of the Optionee's death, the Option shall not be transferable by the Optionee other than by will or the laws of descent and distribution.

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

     (a)  Reorganizations.

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

17.  DISAVOWAL OF REPRESENTATIONS, UNDERTAKINGS OR CREATION OF IMPLIED RIGHTS.

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

                                    EXHIBIT 4.2

                        CALIFORNIA MICRO DEVICES CORPORATION

                   1995 NONEMPLOYEE DIRECTORS' STOCK OPTION PLAN
             AMENDED AS OF JULY 26, 1996, AMENDED AS OF JULY 18, 1997, AMENDED AS OF AUGUST 7, 1998, AND AMENDED AS OF AUGUST 1, 2000


1.   PURPOSE.

     The purpose of the CALIFORNIA MICRO DEVICES CORPORATION NonEmployee Directors' Stock Option Plan (the "Plan") is to secure for the Corporation and its shareholders the benefits of the incentive inherent in increased common stock ownership by the members of the Board of Directors (the "Board") of the Corporation who are not employees of the Corporation or any of its subsidiaries.

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

    (i) "Fair Market Value" shall mean for any day the average of the closing bid and asked prices of the Stock in the over-the-counter market, as reported through the National Association of Securities Dealers ("NASD") Automated Quotation System or, if the Stock is listed or admitted to trading on the Nasdaq National Market System or any national securities exchange or if the last reported sale price of such Stock is generally available, the last reported sale price on such system or exchange. The Fair Market Value for any day for which there is no such bid and asked or last reported sales price shall be the Fair Market Value of the next preceding day for which there is such a price.
    (j) "NonEmployee Director" shall mean a Director who is not an employee of the Corporation or any of its subsidiaries.
    (k) "Option" shall mean an option to purchase Common Stock granted pursuant to the Plan.
    (l) "Optionee" shall mean any person who holds an Option pursuant to the Plan.
    (m) "Plan" shall mean the CALIFORNIA MICRO DEVICES CORPORATION 1995 NonEmployee Directors' Stock Option Plan, as it may be amended from time to time.
    (n) "Purchase Price" shall mean at any particular time the Exercise Price times the number of Shares for which an Option is being exercised.

    (o)  "Share" shall mean one share of authorized Common Stock.

3.   ADMINISTRATION.

     a)  The Committee.
         The Plan shall be administered by a Committee which shall consist of not less than three members of the Board.

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

4.  PARTICIPATION.

    Each NonEmployee Director shall be eligible to receive Options in accordance with the Plan. The adoption of this Plan shall not be deemed to give any director any right to be granted an option to purchase Common Stock of the Corporation, except to the extent and upon such terms and conditions are provided herein.

5.   STOCK.

     (a)  Shares Subject to This Plan.

          The aggregate number of Shares which may be issued upon exercise of Options under the Plan shall not exceed Three Hundred and Twenty Thousand (320,000) subject to adjustment pursuant to Section 8 hereof.

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

         (i) Upon adoption of this Plan by the Board, and subject to the approval of the Plan by the Shareholders of the Corporation in accordance with Section 14 hereof, each NonEmployee Director then in office shall, without further action required, be granted an Option for the purchase of Ten Thousand (10,000) Shares. Each other person appointed or elected to serve as a NonEmployee director during the term of this Plan shall be granted an option for Fifteen Thousand (15,000) Shares upon his or her appointment or election.
        (ii) Subject to the approval of the Plan by the Shareholders of the Corporation in accordance with Section 14 hereof, each year, as of the date of the Annual Meeting of Shareholders of the Corporation, each NonEmployee Director who has been elected or reelected or who is continuing as a member of the Board as of the adjournment of the Annual Meeting (other than any Non-Employee Director eligible for a grant pursuant to paragraph
              (b)(i)) shall automatically receive an Option for Ten Thousand (10,000) shares of Common Stock.

    (c)  Vesting.
         An Optionee may not exercise his or her Option for any Shares until the NonEmployee Director has served one year as a member of the Board since the date the option was granted. An Optionee may exercise the Option as to one fourth of the Shares at the end of the 4th full calendar quarter following the date the Option was granted and as to an additional 1/16th of the Shares at the end of each of the full calendar quarter commencing with the 5th full calendar quarter following the date the Option was granted. The right to exercise the Option shall be cumulative. An Optionee may buy all, or from time to time any part, of the maximum number of shares which are exercisable under the an Option, but in no case may Optionee exercise the Option with regard to a fraction of a share, or for any share for which the Stock Option is not exercisable.

    (d)  Lapse of Options.
         Each stock option agreement shall state the time or times when the Option covered thereby lapses and becomes unexercisable in part or in full. An Option shall lapse on the earliest of the following events (unless otherwise determined by the Committee and reflected in an option agreement):

        (i)  The tenth anniversary of the date of granting the Option;
       (ii)  The first anniversary of the Optionee's death;
      (iii) he first anniversary of the date the Optionee ceases to be a Director due to total and permanent disability, within the meaning of
Section 22(e)(3) of the Code;
       (iv) Ninety (90) days after the Optionee ceases to be a Director for any reason other than his or her death or total and permanent disability;
        (v) The date the Optionee files or has filed against him or her a petition in bankruptcy; or
       (vi) The expiration date specified in an Optionee's stock option agreement.

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

8.   REORGANIZATIONS.

     (a)  Reorganizations.
          The number of Shares covered by the Plan, as provided in Section 5 hereof, and the number of Shares for which each Option is exercisable shall be proportionately adjusted for any increase or decrease in the number of issued Shares resulting from the payment of a Common Stock dividend, a stock split, a reverse stock split or any other event which results in an increase or decrease in the number of issued Shares effected without receipt of consideration by the Corporation, and the Exercise Price shall be proportionately increased in the event the number of Shares subject to such Option are decreased and shall be proportionately decreased in the event the number of Shares subject to such Option are increased. Adjustments shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Corporation of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

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

10.  AMENDMENT OF THE PLAN.

     The Plan may be amended at any time and from time to time by the Board as the Board shall deem advisable including, but not limited to amendments necessary to qualify for any exemption or to comply with applicable law or regulations, provided, however, that except as provided in Section 8, the Board may not, without further approval by the shareholders of the Corporation, materially increase the number of shares of Common Stock as to which Options may be granted under the Plan, materially increase the benefits accruing to Participants under the Plan or materially modify the requirements as to eligibility for Participants in the Plan. No amendment of the Plan shall materially and adversely affect any right of any Optionee with respect to any Option theretofore granted without such Optionee's written consent. The Plan may not be amended more frequently than once every six months with respect to the number of shares subject to Options granted to members of the Board of Directors, the timing of such Option grants and the determination of the exercise price of such Options other than to comport with changes in the Code, the Employee Retirement Security Act, or the rules thereunder. Notwithstanding anything to the contrary contained herein, this Plan shall not be amended except in accordance with the provisions of Rule 16b3(c) under the Securities Exchange Act of 1934, as amended, or any successor rule thereto.

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

                                  Exhibit 10.11

                     Amended Commitment Letter from Comerica Bank


November 13, 2000


John Trewin
Chief Financial Officer
California Micro Devices Corp.
215 Topaz Street
Milpitas, CA 95035

Dear John,

This letter serves to outline the commitment made by Comerica Bank - California ("Bank") to California Micro Devices Corp. ("Borrower") and documented on July 27, 2000 which renewed the $3,000,000 revolving line of credit and established a new $2,000,000 equipment loan.

FACILITY #1
TYPE/AMOUNT:
------------          $3,000,000 revolving secured accounts receivable line of
                      credit including a within line facility for letters of credit up to $500,000.

PURPOSE:              For short term operating needs and for letters of credit.
--------

ADVANCE:
-------- 75% of eligible receivables. Ineligible accounts are contra, foreign not covered by a letter of credit or credit insurance acceptable to the Bank, affiliated, employee, government, consignment, C.O.D., over 90 day accounts, all accounts from companies which have more than 25% of its accounts over 90 days past due as well as account concentrations in excess of 20% of the total.
                      The facility will be non-formula until the utilization, including letters of credit, exceed $1,000,000.

PRICING:
--------              Prime rate plus .50%.
                      $11,500 commitment fee.

REPAYMENT:
----------            Interest is to be paid monthly.  Principal is limited to
                      the borrowing base and is due at maturity.

EXPIRATION:
-----------           6/30/2001.  Documentary and Standby Letters of Credit are
                      not to expire after the line expiration. If the line of credit is not renewed then the letters of credit outstanding are to be cash secured.

SECURITY:
---------             Perfected first security interest in all of borrower's
                      assets (unencumbered fixed assets) and other intangibles.
                      Borrower is to not have a second lien on its assets.
                      Borrower is not to pledge its intellectual property or grant a non-pledge of its intellectual property to another party.

FACILITY #2
TYPE/AMOUNT:
------------          $2,000,000 Equipment Loan.

PURPOSE:
--------             To provide financing for acceptable capital equipment.

ADVANCE:
-------- 100% of the purchase price of acceptable fixed assets, less soft costs such as tax, installation, warranty etc.

PRICING:
--------             Prime rate plus 0.5%.
                     Up front commitment fee ($5,000).

REPAYMENT:
-------- Interest only payments during a nine month drawdown period. Amortization is to begin when drawdowns reach $250,000 consisting of 36 equal principal payments with interest added.

EXPIRATION:
-----------          Drawdown period: to end 12/25/2000.
                     Loan maturity: 12/25/2003.

SECURITY:
---------            Perfected first security interest in all of borrower's
                     assets (unencumbered fixed assets) and other intangibles.
                     Borrower is to not have a second lien on its assets.
                     Borrower is not to pledge its intellectual property or grant a non-pledge of its intellectual property to another party. New facility to be cross collateralized and cross defaulted with the existing facility.


OTHER CONDITIONS:
-----------------
This credit facility will be governed by the existing Revolving Credit Loan and Security Agreement with the following covenants:
1)   Borrower is to maintain the following financial covenants at  all times:
     a)   Minimum monthly quick ratio of 1.25 (excludes restricted cash).
     b)   Maximum total liabilities to tangible net worth of 1.0.
     c) Minimum tangible net worth of $20,000,000 increasing by 75% of quarterly profits and by 100% of any new equity and/or subordinated debt raised and return of restricted cash. (TNW excludes restricted cash)
     d) Borrower is to achieve quarterly profitability. Borrower may have one loss quarter per fiscal year with a maximum loss of $250,000 with no two consecutive quarterly losses.
     e) (New) Minimum quarterly debt service covenant of 1.5 beginning with the quarter ending 03/31/00 defined as follows (on a rolling two quarter basis):

                        NPAT + Depreciation + Amortization
                        ----------------------------------
                  current principal payments on all long term debt

2)   Borrower to provide Bank with:
     a) Monthly financial statements within twenty (20) days of month end if borrowing.
     b)   Annual unqualified CPA audited financial  statements with ninety
         (90) days of FYE.
     c) Monthly borrowing base certificate, accounts receivable, and payable agings within 15 days of month end if utilization exceeds $1,000,000.
     4 Quarterly borrowing base certificate, accounts receivable, and payables agings within 15 days of quarter end if utilization exceeds $1,000,000.
     e) Budgets, sell through reports, projections or other financial exhibits which Bank may reasonably request.
     f)   Satisfactory disclosure of status of legal actions against Borrower.

3)    Without Bank's prior written approval, Borrower will not:
      a) Pledge assets other than to the Bank except for purchase money (lease) transactions.
      b) Enter into any other direct borrowings, lend money or enter into guarantees.
      c)   Enter into any merger or acquisition.
      d)   Repurchase stock, declare or pay cash dividends.
      e) Make capital expenditures or lease equipment (purchase money transactions) in excess of $7,000,000 per year.

4) Bank will have the right to audit the Borrower's financial records. Audit costs are for the account of the Borrower and are on a semi-annual schedule.

5) Borrower is to provide evidence of full risk insurance covering all assets pledged to the Bank and loss payable endorsement naming lender as loss payee.

6) There shall be a cross default provision between this credit and any existing or future credit arrangements.

7) Reasonable out of pocket costs, legal and filing fees are for the account of the Borrower.

8)   Borrower is to maintain its primary depository accounts with the Bank.


Sincerely,

/s/ Alan Jepsen
-------------------------------------
Alan Jepsen
Vice President and Assistant Manager
Comerica Bank - California
High Technology Division



Agreed to and accepted by:

/s/ John E. Trewin
------------------------------------
John Trewin
Chief Financial Officer
California Micro Devices Corp.