Form 10-Q
period 2000-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2001-02-12
CIK 800460

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended December 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X            No
                                          --------          -------

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 31, 2000, there were outstanding 11,309,074 shares of Issuer's Common Stock.

                      CALIFORNIA MICRO DEVICES CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.     Financial Statements

              Statements of Operations
                   Three and Nine Months Ended December 31, 2000 and 1999      2

              Balance Sheets
                   December 31, 2000 and March 31, 2000                        3

              Statements of Cash Flows
                   Nine Months Ended December 31, 2000 and 1999                4

              Notes to Financial Statements                                    5

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        10

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                 11

Item 6.     Exhibits and Reports on Form 8-K                                  11

Signature                                                                     11

ITEM 1. Financial Statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                               Three Months Ended     Nine Months Ended
                                                   December 31,          December 31,
                                               -------------------   -------------------
                                                 2000       1999       2000       1999
                                               --------   --------   --------   --------
Net sales                                      $ 14,507   $ 11,664   $ 45,495   $ 29,619

Cost and expenses:
  Cost of sales                                   9,076      7,867     29,401     20,716
  Research and development                          892        762      2,603      2,489
  Selling, marketing and administrative           3,031      2,463      8,695      6,611
                                               --------   --------   --------   --------
    Total costs and expenses                     12,999     11,092     40,699     29,816
                                               --------   --------   --------   --------

Operating income (loss)                           1,508        572      4,796       (197)
Other expense, net                                  170         92        711        397
                                               --------   --------   --------   --------
Income (loss) before income taxes                 1,338        480      4,085       (594)

Income taxes                                         28       --           83       --
                                               --------   --------   --------   --------

Net income (loss)                              $  1,310   $    480   $  4,002   $   (594)
                                               ========   ========   ========   ========

Net income (loss) per share - basic            $   0.12   $   0.05   $   0.36   $  (0.06)
                                               ========   ========   ========   ========

Weighted average common shares
  outstanding -basic                             11,286     10,284     11,196     10,205
                                               ========   ========   ========   ========

Net income (loss) per fully diluted share      $   0.11   $   0.04   $   0.32   $  (0.06)
                                               ========   ========   ========   ========

Weighted average fully diluted common shares
outstanding                                      12,245     11,528     12,437     10,205
                                               ========   ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                                       2

                      CALIFORNIA MICRO DEVICES CORPORATION
                                 BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                                            December 31,  March 31,
                                                                2000       2000*
                                                              --------    --------
                                                            (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                              $  2,681    $  1,490
  Short-term investments                                         5,190       5,069
  Accounts receivable, net of allowance for doubtful
    accounts of $273 and $219                                    8,806       8,875
  Inventories                                                   12,222       9,994
  Prepaid expenses and other assets                              1,419         980
                                                              --------    --------
    Total current assets                                        30,318      26,408

Property, plant & equipment, net                                13,359      10,637
Restricted cash                                                  1,212         902
Other long term assets                                           1,081       1,139
                                                              --------    --------

    Total assets                                              $ 45,970    $ 39,086
                                                              ========    ========

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                            $  4,579    $  4,821
  Accrued salaries and benefits                                  1,389       1,097
  Other accrued liabilities                                        680         742
  Deferred margin on shipments to distributors                     600         516
  Current maturities of long-term debt and capital
    lease obligations                                            1,131         815

                                                              --------    --------
    Total current liabilities                                    8,379       7,991

Long-term debt, less current maturities                          8,885       7,342
Other long-term liabilities and capital leases less current
  maturities                                                       601         793
                                                              --------    --------
    Total liabilities                                           17,865      16,126

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding: 11,309,074 as of December
    31, 2000 and 11,037,543 as of March 31, 2000                57,628      56,479
  Accumulated deficit                                          (29,525)    (33,528)
  Accumulated other comprehensive income                             2           9
                                                              --------    --------
    Total shareholders' equity                                  28,105      22,960
                                                              --------    --------

  Total liabilities and shareholders' equity                  $ 45,970    $ 39,086
                                                              ========    ========

* Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                            Nine Months Ended
                                                                               December 31,
                                                                           ------------------
                                                                             2000       1999
                                                                           -------    -------
Cash flows from operating activities:
  Net income (loss)                                                        $ 4,002    $  (594)
  Adjustments to reconcile net (loss)
     to net cash provided by operating activities:
  Depreciation and amortization                                              2,209      2,159
  Net increase in inventories                                               (2,228)    (1,014)
  Net (increase)/decrease in accounts receivable                                69     (2,103)
  Net increase in prepaid expenses and other current assets                   (439)      (621)
  Net increase/(decrease) in trade accounts payable
     and other current liabilities                                             (12)     1,590
  Net (increase)/decrease in other long term assets                             46        (97)
  Net increase/(decrease) in other long term liabilities                       (24)       111
  Increase / (decrease) in deferred margin on distributor sales                 84        (60)
                                                                           -------    -------
Net cash provided by (used in) operating activities                          3,707       (629)
                                                                           -------    -------

Cash flows from investing activities:
  Short-term investment purchases                                           (7,841)    (1,960)
  Short-term investment sales                                                7,714      2,707
  Capital expenditures                                                      (4,919)      (857)
  Net change in restricted cash                                               (310)     1,708
                                                                           -------    -------
Net cash provided by (used in) investing activities                         (5,356)     1,598
                                                                           -------    -------

Cash flows from financing activities:
  Repayments of capital lease obligations                                     (306)      (280)
  Additions to capital leases                                                 --          238
  Repayments of long-term debt                                                (263)      (125)
  Borrowings of long term debt                                               2,260       --
  Proceeds from issuance of common stock                                     1,149        931
                                                                           -------    -------
Net cash provided by financing activities                                    2,840        764
                                                                           -------    -------

Net increase in cash and cash equivalents                                    1,191      1,733
Cash and cash equivalents at beginning of period                             1,490        762
                                                                           -------    -------
Cash and cash equivalents at end of period                                 $ 2,681    $ 2,495
                                                                           =======    =======

Supplemental disclosures of cash flow information:
Interest paid                                                              $   723    $   670
Income taxes paid                                                             --         --

Supplemental disclosures of non-cash investing and financing activities:
    Unrealized gain/(loss) on securities                                   $    (7)   $   (15)
    Additions to capital financed by leases                                $  --      $   238

The accompanying notes are an integral part of these financial statements.

                                       4

                      CALIFORNIA MICRO DEVICES CORPORATION

                          Notes to Financial Statements

1.       Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of December 31, 2000, results of operations for the three and nine month periods ended December 31, 2000 and 1999, and cash flows for the nine-month periods ended December 31, 2000 and 1999. Results for the quarter are not necessarily indicative of fiscal year results.

The condensed financial statements should be read in conjunction with the financial statements included with the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

2.       Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.       Inventories

         The components of inventory consist of the following (amounts in thousands):

                                            December 31,          March 31,
                                                2000                 2000
                                            -------------        ------------
                      Raw materials           $     578           $     452
                      Work-in-process             7,409               6,473
                      Finished goods              4,235               3,069
                                            -------------        ------------
                                              $ 12,222            $  9,994
                                            =============        ============

4.       Litigation

The Company is a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the financial condition or overall trends in the results of operations of the Company.

5.       Net Income (Loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share:

                                                        Three months ended     Nine months ended
                                                            December 31,          December 31,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                         (In thousands, except per share amounts)
Numerator:
   Numerator for basic and diluted net income per
     share - net income (loss)                          $  1,310   $    480   $  4,002   $   (594)
                                                        ========   ========   ========   ========

Denominator for basic net income (loss) per share:
    Weighted average common hares used in computing
       basic net income per share                         11,286     10,284     11,196     10,205
                                                        ========   ========   ========   ========

Basic net income (loss) per share                       $   0.12   $   0.05   $   0.36   $  (0.06)
                                                        ========   ========   ========   ========

Denominator for diluted net income per share:
   Weighted average common shares                         11,286     10,284     11,196     10,205
   Employee stock options to purchase common stock           959      1,244      1,241       --
                                                        --------   --------   --------   --------
Shares used in computing diluted net income per share     12,245     11,528     12,437     10,205
                                                        ========   ========   ========   ========

  Diluted net income per share                          $   0.11   $   0.04   $   0.32   $  (0.06)
                                                        ========   ========   ========   ========

For the quarter ended December 31, 1999 and the quarter and nine months ended December 31, 2000, options to purchase shares of common stock, representing 80,500 shares, 513,828 shares and 548,693 shares, respectively, were outstanding during the period but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. For nine months ended December 31, 1999, 2,517,000 options to purchase shares of common stock were excluded from the computation of diluted net loss per share because the effect would be antidilutive.

6.      Comprehensive Income

Comprehensive income is principally comprised of net income (loss) and unrealized gains or losses on the Company's available-for-sale securities. Comprehensive income for the three months ended December 31, 2000 and December 31, 1999 was $1,307,000 and $469,000, respectively. For the nine months ended December 31, 2000 comprehensive income was $3,996,000 and for the nine months ended December 31, 1999, the comprehensive loss was $609,000.

7.       Income Taxes

For the three and nine months ended December 31, 2000, the Company recorded a provision for income taxes of $28,000 and $83,000, respectively, based on the projected effective annual tax rate of 2%. The effective tax rate for fiscal 2001 is substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. No similar amounts were recorded for the three and nine ended December 31, 1999 due to the Company's year-to-date net loss during the period. The Company's tax provision consisted of federal and state alternative minimum taxes.

8.       Recent Accounting Pronouncements

The Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the provisions of SAB 101 in the fourth quarter of our fiscal year ending March 31, 2001. The net effect of adopting the statement will be accounted for as a change in accounting principle and will be reflected in the financial statements as if the Company had adopted the provisions of the statement as of the beginning of the financial year. We are reviewing our compliance with SAB 101, but do not expect it to affect the underlying strength and weakness of our business as measured by the dollar value of the Company's shipments and cash flows.

9.       Capital Equipment Financing

The company has three equipment financing facilities that have been utilized to purchase manufacturing equipment. In the quarter and nine months ended December 31, 2000 we borrowed $1.2 million and $2.2 million respectfully. We have a $1.0 million capital equipment financing facility that expires on July 31, 2003; under the terms of this facility we can borrow at prime plus 0.75%. As of December 31, 2000 we had borrowed $1.0 million against this capital equipment financing facility. On April 21, 2000 we secured an additional $500,000 capital equipment financing facility under the same terms and conditions as the original facility. The new line expires on August 31, 2003. As of December 31, 2000, we had borrowed $500,000 against this $500,000 facility. On July 27, 2000, we secured an additional $2.0 million equipment financing facility that expires on December 25, 2003. Under the terms of this facility we can borrow at prime plus 0.5%. As of December 31, 2000, we had borrowed $1.0 million against this $2.0 million capital equipment financing facility. We are in compliance with our financial covenants.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operations

Product sales for the quarter ended December 31, 2000, increased by $2,843,000, or 24%, compared to the quarter ended December 31, 1999, with the majority of the increase being in products for the networking market. Unit shipments increased 43% to 33.3 million units in the December 31, 2000 quarter compared to
23.3 million units in the year-earlier quarter. The increase in sales was primarily due to increased sales of new products. Sales of the Company's new products (products introduced within the past three years) increased by 47% in dollars and 65% in units in the quarter ended December 31, 2000 as compared to the year-earlier quarter. The most notable increase in new products was the PWR family, which increased 174% in units and 203% in dollars compared to the year-earlier quarter. Sales of the parallel port family were relatively flat.

Product sales for the nine month period ended December 31, 2000, increased by $15,876,000, or 54%, over the year-earlier period, also due to increased sales of new products, with the majority of the increase being in products for the networking market. Units shipped increased 76% in the nine-month period ended December 31, 2000 compared to the year-earlier period. New product sales for the nine months ended December 31, 2000 increased by 80% in dollars and 115% in units as compared to the year-earlier period. The PWR family of products increased 360% in units and 440% in dollars compared to the year-earlier nine-month period. The number of parallel port solutions shipped increased by 80% in the nine months ended December 31, 2000 as compared to the year-earlier period, but increased 32% in dollars due to the higher mix of lower cost single chip solutions.

Gross margins increased to 37.4% in the December 31, 2000 quarter compared to 32.6% in the December 31, 1999 quarter and increased to 35.4% for the nine months ended December 31, 2000 compared to 30.0% for the nine months ended December 31, 1999 due to increased sales and manufacturing efficiencies.

Due to the widely reported weakness in the computer, telecommunications and networking industries in which we participate and its impact on the electronics and related components industries, we expect sales in the March 31, 2001 quarter to be 10 to 15% lower than sales in the December 31, 2000 quarter and expect lower gross margins as a result.

Research and development expense was $892,000 and $762,000 for the three months ended December 31, 2000 and 1999, respectively, and $2,603,000 and $2,489,000 for the nine months ended December 31, 2000 and 1999, respectively. The increase in research and development expense was due to increased personnel costs.

Selling, marketing and administrative expenses ("S, M & A") were $3,031,000 and $2,463,000 for the three months ended December 31, 2000 and 1999, respectively, and $8,695,000 and $6,611,000 for the nine-month periods ended December 31, 2000 and 1999, respectively. The increases in the fiscal 2001 periods are primarily due to increased commissions, increased personnel costs, and increased promotional activities, including expansion of the Company's presence in Europe.

As a result of the factors discussed above, operating income for the three months ended December 31, 2000, was $1,508,000 compared to $572,000 in the year-earlier period. For the nine months ended December 31, 2000, there was an operating income of $4,796,000 as compared to an operating loss of $197,000 in the year earlier period.

Other expense, net for the three and nine months ended December 31, 2000, was $170,000 and $711,000 as compared to expense of $92,000 and $397,000 in the year earlier periods. The increase in the nine months ended December 31, 2000 was due primarily to the write-off of $250,000 of expenses related to a secondary offering of the Company's stock that was withdrawn in September 2000, due to market conditions.

Income taxes accrued for the three and nine months ended December 30, 2000, were $28,000 and $83,000. There were no income taxes accrued for the three and nine months ended December 31, 1999, due to the availability of tax loss carry forwards and the nine-month period losses.

Liquidity and Capital Resources

Total cash, short-term securities and investments as of December 31, 2000, was $7.9 million compared to $6.6 million on March 31, 2000. Receivables days sales outstanding were 55 days as of December 31, 2000 as compared to 56 days at March 31, 2000. Inventories increased by $2.2 million from the March quarter, related primarily to increased work-in-process to support new product introductions and also due to the slowdown in the electronics industry during the December, 2000 quarter. Other current assets increased $439,000, to $1,419,000 at December 31, 2000, due to prepaid business and medical insurance premiums. Capital expenditures totaled $4.9 million, reflecting our investment in new equipment to increase production and to support our production of chip scale products, which are expected to ramp up later this calendar year. These expenditures were partially offset by additional long term debt financing of $2.3 million.

We have a $3.0 million revolving secured line of credit agreement that expires on June 30, 2001. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line. We also have a $1.0 million capital equipment financing facility that expires on July 31, 2003; under the terms of this facility we can borrow at prime plus 0.75%. As of December 31, 2000 we had borrowed $1.0 million against this capital equipment financing facility. On April 21, 2000 we secured an additional $500,000 capital equipment financing facility under the same terms and conditions as the original facility. The new line expires on August 31, 2003. As of December 31, 2000, we had borrowed $500,000 against this $500,000 facility. On July 27, 2000, we secured an additional $2.0 million equipment financing facility that expires on December 25, 2003. Under the terms of this facility we can borrow at prime plus 0.5%. As of December 31, 2000, we had borrowed $1.0 million against this $2.0 million capital equipment financing facility. We are in compliance with our financial covenants.

We expect to fund our future liquidity needs through existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, we may pursue other sources of liquidity.

We believe that we have sufficient financial resources to fund its operations for the foreseeable future.

Market Risk

We own financial instruments that are sensitive to market risks as part of our investment portfolio. The investment portfolio is used to preserve our cash until it is required to fund operations and capital investments. None of these market-risk sensitive instruments are held for trading purposes except for amounts related to our non-qualified deferred compensation program. We do not own derivative financial instruments in our investment portfolio. The investment portfolio contains instruments that are subject to fluctuation in interest rates.

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

The interest rates on most of our long-term debt and capital lease obligations are fixed and therefore not subject to interest rate fluctuations.

Cautionary Statement

   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Except for the historical information contained in this discussion of the business and the discussion and analysis of financial condition and results of operations, the matters discussed herein are forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements regarding revenues, orders, and sales involve a number of risks and uncertainties, including but not limited to, demand for the Company's product, pricing pressures which could affect the Company's gross margin or the ability to consummate sales, unit volumes, intense competition within the industry, the Company's ability to attract and retain high quality people, the need for the Company to keep pace with technological developments and respond quickly to changes in customer needs, the Company's dependence on third party suppliers for components for its products, cost reductions,, and the Company's dependence upon intellectual property rights which, if not available to the Company, could have a material adverse effect on the Company. These same factors could also affect the liquidity needs of the Company. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth above and elsewhere in this Form 10-Q. We undertake no obligation to update any of the forward-looking statements in this report.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CALIFORNIA MICRO DEVICES CORPORATION
                                  (Registrant)

Date:   February 12, 2001        /s/John E. Trewin
                                 ------------------------------------------
                                 John E. Trewin
                                 Vice President and Chief Financial Officer