Form 10-K405
period 2001-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2001-06-21
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: March 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-15449

                      CALIFORNIA MICRO DEVICES CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

             California                                      94-2672609
             ----------                                      ----------
   (State or other jurisdiction                (IRS Employer Identification No.)
        of incorporation)

        215 Topaz Street, Milpitas, CA                       95035-5430
        ------------------------------                       ----------
   (Address of principal executive offices)                  (Zip code)

        Registrant's telephone number, including area code: (408)263-3214


        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. Yes X No __

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2001, was approximately $49,428,000 based upon the last sale price of the common stock reported for such date on the Nasdaq National Market System. For purposes of this disclosure, common stock held by persons who hold more than 10% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2001, the number of shares of the Registrant's common stock outstanding were 11,459,503.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held August 7, 2001.

    This  report  contains  forward-looking  statements  within  the  meaning of
    Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates", and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our concentrating on major worldwide electronic system manufacturers has greater long-term business potential despite a longer design-in cycle, (2) the trend of shifting from original equipment manufacturing toward the use of contract manufacturing within our customer base will continue, (3) international sales will continue to represent a significant portion of our sales for the foreseeable future, (4) Sipex will likely install the process we run for them in their own new facility and as a result we will likely lose their foundry business, (5) chip scale packages will represent an increasing portion of our business,
    (6) the thin film market will become more competitive, (7) we will continue transferring our testing and shipping operations to foreign subcontractors, and (8) we have sufficient financial resources to fund our operations for the foreseeable future. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report, especially under the caption "Risk Factors" under Item 1. Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

    In this report, "CAMD," "we," "us" and "our" refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.


                                     PART I

ITEM 1. BUSINESS.

Introduction

We are a leading supplier of thin film integrated passive devices and complementary analog semiconductors. Through proprietary manufacturing processes, we integrate multiple thin film passive components onto single chips and enhance their functionality with discrete semiconductor functions to provide single chip solutions for densely populated, high performance electronic systems. Our integrated passive devices are significantly smaller and provide more functionality than competitive discrete products. Integrated passive devices replace functional clusters of discrete passive components that are used for signal filtering and termination at busses and ports, wave shaping, clock signal filtering, biasing, and other traditional discrete component functions. In some instances, our integrated passive devices also provide semiconductor functions, such as electrostatic discharge protection.

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

We focus our expertise on providing high volume, cost effective, standard and custom solutions for computer systems and peripherals, high performance networking, the mobile communications and telecommunications infrastructure markets, and specialty medical and lighting applications. Our customers include original equipment manufacturers, such as the Acer Group, Agilent Technologies, Cisco Systems, Guidant Corporation, Intel Corporation, ITI Limited, Nortel Networks, Samsung Electronics Co. Ltd. and 3Com Corporation, and contract manufacturers, including Celestica, Inc. and Solectron Corporation.

We were incorporated in 1980 and have been a public company since 1986.

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

The demand for discrete and integrated passive components is being driven by both the increasing number of components per system, and the increasing number of systems produced. For example, the number of passive components in a personal computer increased from a few hundred in the 486 generation of personal computers to as many as 1,000 in the Pentium III series of personal computers. Similar trends are occurring in mobile phones, where multiple bands, new functionality and higher frequencies are driving the number of passive components from 300 in older analog phones to 600 in current versions.

The technological progress of the semiconductor industry has been the driving force behind the electronics industry, and higher levels of integration on a single chip have been the underlying factor that has made this possible. Higher levels of integration lead to smaller products with higher performance and functionality and lower cost.

The semiconductor industry has segmented into two major technology types - digital circuits and analog circuits. Digital circuits are used principally in computationally intensive functions such as computing and digital signal processing. Manufacturers of digital integrated circuits operate on the leading edge of process technology (e.g. sub-micron line width) to maximize the performance and component density of their products.

Analog circuits are more typically found in applications requiring precise voltage/power control, amplification, audio filtering, and other specialized functions. They are used throughout all system types, providing the power management and ancillary functions necessary for system operation. Manufacturers of analog integrated circuits are able to use lower cost manufacturing facilities with more established technology (e.g. larger line width) than digital circuit manufacturers. The analog circuit market tends to be less cyclical and less capital intensive than the digital, and is more fragmented in terms of products. This can provide greater opportunities for executing a niche strategy.

Industry Challenges

Some of the fastest growing segments of the electronic products markets are:

     o    communications infrastructure, including fiber optic transmission;

     o    wireless communications, including mobile phones;

     o    networking products;

     o    personal digital assistants and other portable electronic devices; and

     o    personal computers and servers.

The technological advances in these market segments have allowed electronic product manufacturers to address the demands of consumers by designing products with the following characteristics:

Reduced Size and Weight. Consumer demand for smaller, more portable products has created a need to reduce the size of components used in their manufacture and minimize the required space between components. For example, laptop computers and mobile phones have continued to get smaller and lighter while the functionality of these products has increased dramatically.

Increased Performance and Functionality. The increasing use of faster microprocessors in computers and higher frequencies in communication products require more passive components that can function properly at the high operating speeds. For example, the number of busses, along with their speed and width, has increased significantly from the 486 generation to the Pentium III series of personal computers, with each buss requiring passive components to terminate its transmission lines. Also, as the number of clock lines that serve to transmit timing signals increased from a few in earlier personal computers to 27 in the Pentium III, additional passive components are needed for filtering, wave shaping, and termination.

Greater Reliability. As electronic systems become a more integral part of our lives, and more systems become portable, manufacturers must provide products with greater reliability and the ability to withstand hostile environmental conditions. For example, we depend on electronic systems in almost every aspect of our day-to-day lives, including financial transactions, email, health records, the Internet, emergency response systems and mobile communications.

Electrostatic Discharge Protection. As electronic systems move out of controlled environments and become more portable and user configurable, they are more susceptible to damage from electrostatic discharge caused by human handling. Protecting connectors and other surfaces where people touch sensitive electronic devices is vital to assuring long, reliable operation.

Shorter Time to Market. The rapid changes in technology and intense competition have shortened product life cycles dramatically and required manufacturers to seek shorter time to market. Products such as personal computers and mobile phones, which used to have life cycles of one or two years, are now replaced by newer versions as frequently as every six to nine months, requiring new products with new functions to quickly ramp into high volume production.

Lower Total Cost. Manufacturers of electronic systems are facing intense price competition and are seeking ways of lowering the overall cost of their products. Lowering the cost of electronic systems is fundamental to increasing their affordability and allowing them to be applied to new tasks, which allows more people access to better, faster technology.

Reduced Power Consumption. As devices become more portable and need to operate for longer periods of time, there is an increasing need for reduced power consumption to increase battery life. In addition, as power requirements increase with enhanced system functionality and performance, power management techniques, such as powering down unused parts of systems, must be employed.

As discussed below, discrete passive components, because of their size and performance characteristics, do not effectively meet these needs of system designers.

Our Solution

We meet the needs of electronic system manufacturers through our innovative approach of integrating thin film passive components and our patented technique of combining these integrated passive components with semiconductors. Our thin film technology allows us to combine multiple resistors, capacitors, diodes and other components into a single, high-density device we market under the brand name "P/Active". We also design and manufacture analog semiconductors that provide power management functions, and offer low voltage, micro power operational amplifiers that we can enhance by adding thin film passive devices. We believe our products provide the following key benefits to our customers:

Smaller Size for Miniaturization and Portability. Our integration of multiple passive components into a single integrated device reduces the area required for the passive components by as much as 80% compared to discrete passive components. Discrete passive components typically consume a significant part of the space in an electronic system, limiting either the ability to reduce product size or to incorporate additional features. For example, in a typical mobile phone, as much as two thirds of the printed circuit board area is consumed by passive components.

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

The operating frequency range of our integrated passive components is further extended when combined with our new chip scale packaging technology.

Improved Reliability. We reduce the number of component connections through higher levels of integration, thus improving reliability and eliminating many of the problems encountered in the manufacture of printed circuit boards. These problems include solder migration, cracking and peeling, sensitivity to environmental conditions and poor solder joints that often accompany the use of numerous discrete passive components. Depending on the system, up to 40% of all system failures can be attributed to poor solder interconnections.

Improved Electrostatic Discharge Protection. All of our P/Active products have been designed to tolerate high levels of electrostatic discharge, and also to help protect increasingly sensitive integrated circuits. We produce a family of dedicated electrostatic discharge protection devices, some of them application specific, as well as other standard products that combine electrostatic discharge protection with passive and active functions. We continue to enhance these products to meet increasingly stringent industry requirements for electrostatic discharge protection.

Shorter Time to Market. We design application specific solutions in conjunction with our customers. A number of these solutions can be standardized to meet the needs of other customers. These standardized solutions assist design engineers in their efforts to bring products to market more quickly. These solutions eliminate the need for engineers to design, layout and test their own solution using numerous discrete components. For example, our Super 1284 is a single component that combines 26 resistors, 17 capacitors, and 34 diodes to provide the complete filtering and termination functionality, in addition to the electrostatic discharge protection needed on the parallel printer port of a computer.

Lower Total Cost Solutions. We offer a lower total cost solution compared with most discrete passive component manufacturers by integrating multiple passive components into a single chip. Taking into account the per component costs of assembly, solder, testing, repair/rework, and warranty, we believe a single integrated passive device offers an overall lower cost solution even though the materials cost of the discrete passive components is usually less. As noted above, our Super 1284 device replaces 77 discrete or low integration level components with a single package.

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

Leverage Our Technology Leadership Position. We intend to continue to use our extensive thin film processing and materials expertise in combination with our semiconductor capabilities to create value-added devices for our customers. In passive components, we provide higher levels of integration by using our thin film capabilities. We use our applications engineering capability and system level expertise to design products that are application specific solutions to customer problems, as opposed to providing discrete components from which customers construct their own solution. Using our ability to combine thin film passive components with semiconductors, we are developing new semiconductor products in power management, micro power amplifiers, electrostatic discharge protection, as well as custom applications. We are leveraging our success with power management products into additional products and applications where we have the opportunity to achieve a leadership position.

Focus on High Volume Solutions. We focus on manufacturers of products in growth markets such as personal computers and servers, mobile phones and telecommunications infrastructure, networking equipment that supports the growth of the Internet and internal computer networks, high performance graphics workstations, and personal digital assistants, all of which have an increasing need for higher density and higher performance passive components. We work with customers to identify common, high volume applications or, when appropriate, design custom solutions to meet particular customer requirements. We have the ability to expand our production volumes substantially without adding significant new facilities or overhead, both in our Milpitas, California and Tempe, Arizona manufacturing facilities.

Expand Our Sales and Marketing Efforts Internationally and Domestically. Over the last few years we have been expanding both the breadth and intensity of our sales coverage. We have added sales personnel to cover Japan, Taiwan, China, South Korea and other parts of Southeast Asia. In addition, we have added sales capabilities in Europe and increased the number of area managers in the U.S. To support our enhanced sales efforts and to define more new products, we have expanded our internal marketing capabilities.

Develop Highly Responsive Product Development and Production Capabilities. Many system designers leave decisions regarding passive components to the end of the design cycle, and they often require custom devices to meet their specific needs. As a result, we continue to invest in both development capability and inventory planning and production capabilities to allow us to respond quickly to these customers and shorten design and manufacturing cycles.

Develop Standard Products to Shorten Customer Time to Market. We continue to work with existing and potential customers to identify their passive component and specialized semiconductor requirements. We use this information to provide customized solutions that often become standard products and solutions that shorten our customers' time to market.

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

Our Competitive Advantages

We believe that we have the following competitive advantages that will assist us in implementing solutions to satisfy our customers' needs:

Extensive Experience in Thin Film Technologies. We have extensive experience in creating thin film passive components. We have the flexibility to use many different substrates, including silicon, ceramic and glass while our competitors are generally limited to one type of substrate. This allows us to apply the technology best suited to a given problem. We can deposit multiple different resistive materials, use different dielectric materials and add plating of different materials to address a wide variety of resistor and capacitor needs.

Extensive Experience in Combining Thin Film Passive Components and Semiconductors. We believe our in-house ability to combine thin film technology with semiconductors is unique among passive component manufacturers. Most of our competitors in the passive component area lack internal semiconductor design and manufacturing capability. While there are some semiconductor manufacturers who have limited capabilities to combine semiconductors with passive components, at present we know of none that are selling integrated thin film passive devices incorporating semiconductor functions.

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

Integrated Manufacturing Capabilities. We bring together within our company the specialized capabilities necessary to build a broad range of integrated passive devices. These include laser trimming, noise and temperature coefficient control, testing, plating, optical inspection and chip scale bumping technologies. Our competitors generally must outsource one or more of these capabilities, raising issues of availability, cost, quality control and time to market. We also have a leadership position in chip scale packaging, having made major investments in technology and manufacturing capabilities, which gives us an enhanced position relative to competition in a packaging technology, which enhances cost, performance, and size.

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

             Application                Product Name                                      Typical Markets

Filters ...........................     PAC1284, PRC 1284, PRC, PACT,       Computers, Mobile Phones, Personal Digital
                                        PACUSB, PACGAME, PACKBM             Assistants, Set Top Boxes

Termination Devices................     PACDN, PACR, PRN, PACRAMBUS,        Computers, Base Stations, Networks
                                        PACGTL, PACAS, PRC, PACTF,
                                        PACV,CSPPT, CSPST, PACNLT

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


Thin Film Integrated Passive Products

Our integrated passive devices are application specific, high volume standard and lower volume custom products. They represent complete solutions to the electronic problems of termination, filtering, and electrostatic discharge protection that plague many system designers. Most of the systems in our target markets include a core of highly integrated circuits, accompanied by discrete passive components, and low integration level integrated circuits or discrete semiconductors. We service the need for the integration of these companion
components,   which  in  recent  years  have
come to dominate the size and significantly impact the cost of most systems. Our thin film product offerings fall into two categories:

     o Our P/Active family of components, called "PAC" in the table above, optimizes high frequency performance, density, reliability and other capabilities. These devices are application specific passive networks targeted to solve industry standard applications or to complement the semiconductor offerings of the industry's leading chip suppliers. They take full advantage of the inherent capabilities of the silicon substrate to be used as interconnect between devices, shield for low noise capabilities, and even impedance control. They often include some semiconductor devices as part of the solution, particularly when electrostatic discharge protection is required.

     o Our Integrated Passive Electronic Component products are cost effective solutions for customers with high volume requirements or those that can take advantage of our capabilities to provide tight tolerances, low temperature coefficients, tight matching between components, or other special characteristics. These products are often custom in nature. They are typically simpler in function and easier to manufacture and are often well suited for very low cost applications.

We also offer a variety of precision and non-precision thin film resistors and capacitors as well as combinations of those elements with and without semiconductor devices. Devices can be manufactured on a variety of different substrates. We have particular strength in the area of resistor-capacitor filters, a rapidly growing and complex segment of the integrated passive component business. We sell these products both in standard semiconductor industry packages, primarily surface mount technology, as chip scale packages, and as unpackaged die. Packaged devices currently represent the dominant portion of our business, although we expect our new chip scale packages to represent an increasing portion.

Semiconductor Products

We manufacture CMOS based analog circuits, utilizing feature sizes of 1.5 microns or greater. We have developed and introduced four new semiconductor product families: power management solutions, operational amplifiers, electrostatic discharge protection devices, and combination devices targeted at the multiple functions on the VGA port of computers.

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

Technology Licensing

In fiscal 2001, we announced our intention to license a new patented technology to be marketed under the trademark EZTerm(TM). This technology solves transmission line termination problems through the use of a semiconductor-based solution instead of the traditional passive component approach. As a result, it can be designed directly into an Integrated Circuit (IC) without any special processing or added cost. The Company offers for sale a line of termination products using this technology, under the name "PACNLT". The Company has already been issued two patents in this area with several additional applications in process.

As of the date of this report we have not entered into any licensing arrangements for this technology and there is no assurance that we will do so in the future.

Foundry Operations

We participate in the foundry business, in which wafers are fabricated to customer specifications using customer designed tooling. Most of these products are built using unique processes that do not directly compete with the larger foundries in Southeast Asia and elsewhere. Our intent is to do foundry work to leverage the utilization of our facilities in Tempe, Arizona, while building our own products and establishing relationships with key partners. In fiscal 2000 and 2001, our major foundry customer was Sipex Corporation, which announced the opening of its own facility in calendar 2000. Sipex represented approximately 4.6% of product sales in fiscal 2001.

Customers

Our customers are original equipment manufacturers, contract manufacturers and distributors. In fiscal 2001 approximately 48% of our revenues came from the sale of our products directly to original equipment manufacturers and contract manufacturers. No single end use customer accounted for over 10% of net product sales in fiscal year 2001, 2000, and 1999. The following were our major end use customers for fiscal 2001 and the markets served by our customers with products into which our devices are incorporated:

     ACER Group                                 Personal Computers
     Agilent Technologies                       Optical Components and Test
                                                 and Measurement Equipment
     Celestica, Inc.                            Contract Manufacturing
     Cisco Systems                              Networks
     Guidant Corporation                        Medical Devices
     Intel Corporation                          Computers
     ITI Limited                                Telephone Switching
     Nortel Networks                            Networks and Infrastructure
     Samsung Electronics Co. Ltd.               Mobile Phones, Computers
     Solectron Corporation                      Contract Manufacturing
     3 COM Corporation                          Networks

In fiscal 2001, 52% of our revenues came from the sale of our products through distributors. In fiscal 2001, no single distributor accounted for greater than 10% of net sales. In fiscal 2000, Arrow Electronics, Inc. and Excelpoint Systems, our two largest distributors, accounted for approximately 17% and 14% of net product sales, respectively. In fiscal 1999, no single distributor accounted for greater than 10% of net sales.

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

We work with existing and potential customers to identify passive and specialized semiconductor component needs that our capabilities address, and seek to have customers design our solutions into their products. We facilitate these efforts by providing customized solutions as necessary to meet customer design requirements. These customized designs, and the knowledge acquired during the design process, can often be used to create standard products, which we can then offer for similar applications in other areas. In this respect, our business style is closer to that of a semiconductor company, than that of the traditional passive component company.

Our sales channels consist primarily of independent regional sales representatives managed by our sales force, with its headquarters in Milpitas, California and regional sales offices throughout the United States, Europe, and Asia. We sell through distributors in the United States, Asia and Europe, to provide sources of our products at locations closer to the customers. As our standard product line expands, more of our sales may be through distributors.

There is a distinct shift from original equipment manufacturing towards the use of contract manufacturing within our customer base, and we believe that this trend will continue. Since the end of fiscal 1998 and continuing through fiscal 2001, a contract manufacturer has been our single largest direct purchaser of product.

Foreign sales accounted for 48%, 43%, and 39% of product sales for fiscal years ended March 31, 2001, 2000, and 1999, respectively. Many of those products were designed into United States based original equipment manufacturers and subcontracted through overseas assemblers. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a significant portion of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Manufacturing

Our manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. We currently operate wafer fabrication facilities in Milpitas, California and Tempe, Arizona that are ISO 9001 and 9002 certified, respectively. The Milpitas facility includes a 10,000 square foot clean room and primarily uses four and five inch round and 4 1/2 inch square wafers to manufacture thin film passive components. The Tempe facility includes a 16,000 square foot clean room and is equipped for five-inch wafer fabrication of both thin film passive components and semiconductor products. We use subcontractors in Asia, primarily in Thailand, for assembly, packaging, and testing of most of our products. We also have the capability in our Milpitas facility to produce chip scale products, utilizing either plated solder bumps or solder balls.

We manufacture our products using industry standard semiconductor wafer fabrication equipment that we modify as necessary. We have historically purchased used processing equipment at significantly lower cost than new equipment, but have also purchased new equipment for some operations when it could be shown to be more cost effective or where used equipment was not available.

Research and Development

Our research and development programs consist primarily of developing new products, processes, and materials in response to identified market needs. Additionally, we redesign existing products to reduce costs and expand their capabilities and performance. On March 31, 2001, we had 32 engineers in our research and development department and process development and improvement organizations who averaged 16 years of experience.

For the fiscal years ended March 31, 2001, 2000 and 1999, we spent $3.4 million, $3.4 million, and $3.7 million, respectively, on research and development activities.

Intellectual Property

In the last five years, we have been granted 12 U.S. and 3 foreign patents related to our thin film and semiconductor technologies. We have 16 U.S. and 9 foreign patent applications pending relating to specific embodiments of our proprietary resistor, capacitor, diode, process and semiconductor product technologies. We have also established domestic and international trademarks for our P/Active family of devices.

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

Because our markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include AVX/Kyocera, Beckman Industrial Corp., Bourns, Intarsia, IRC, KOA-Speer, Matsushita Electronics Components, Ltd., Murata-Erie of North America, Inc., Philips Electronics N.V. Ltd., ROHM Co., STMicroelectronics N.V., TDK Corp. of America and Vishay Intertechnology, Inc. In the semiconductor area, our competitors include Cherry Semiconductor, Fairchild Semiconductor, Linear Technology, Maxim, Mitel, Motorola Semiconductor, Semtech, STMicroelectronics N.V., Telcom Semiconductor and Texas Instruments.

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

Employees

As of March 31, 2001, we had 309 full-time and part-time employees, including 33 in sales and marketing, 32 in engineering and research and development activities and in-process development and improvement organizations, 221 in manufacturing, and 23 in administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Risk Factors

You should carefully consider the following risks as well as the other information contained in this Form 10-K. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

We incurred losses in our fiscal years 1998 and 1999 and we may be unable to sustain profitability.

We have experienced losses for each quarter and fiscal year from June 30, 1998 through September 30, 1999. We incurred net losses of $2.8 million for our fiscal year ended March 31, 1999 and $594,000 for the nine months ended December 31, 1999. Profits in the quarters ended December 31, 1999 and March 31, 2000 were sufficient to make the fiscal year ended March 31, 2000 profitable. We were profitable for the year ended March 31, 2001 but unprofitable for the quarter ended March 31, 2001. We cannot assure you that we will be able to achieve revenue levels that would result in profitability. Our accumulated deficit at March 31, 2001 was $31.3 million.

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

     o fluctuations in the manufacturing output, yields, and inventory levels of our suppliers;

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

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits.
Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and our Milpitas factory are located, as well as in the Tempe, Arizona area, where our other factory is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Any growth is expected to place increased demands on our resources and will likely require the addition of additional management and engineering personnel, and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key engineers or other key technical and management personnel, or key top management, could harm our business.

The cyclicality of the semiconductor industry could result in pricing pressures for our products that could lower our net sales and operating margins and harm our profitability.

We are dependent on the semiconductor industry. The semiconductor industry in general has historically experienced significant downturns and wide fluctuations in supply and demand. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This has caused significant variances in product demand, production capacity and rapid erosion of average selling prices. Industry-wide fluctuations in the future could result in pricing pressure on our products and lower demand for our products that could harm our operating margins and net sales.

We do our own wafer fabrication and do not have alternate sources for most of our processes.

We operate our own semiconductor and thin film wafer manufacturing facilities. While some of the processes from our Milpitas factory can be run in our Tempe facility, and vice versa, in general our processes are unique to the factory in which they are being produced. We provide these fabrication facilities with rolling forecasts of our production requirements. However, the ability of each facility to provide wafers to us is limited by the foundry's available capacity and influenced by rapid changes in mix. Accordingly, we cannot be certain that these facilities will be able to supply sufficient capacity to satisfy our requirements. In addition, much of our equipment has been utilized for a long time, and can be subject to unscheduled downtime. Other significant risks associated with our wafer manufacturing include:

     o the lack of assured wafer supply, chemicals, or other materials, and control over delivery schedules;

     o the unavailability of, or delays in obtaining access to, key process technologies;

     o the unavailability of, or delays in the ability to hire and train, sufficient manufacturing personnel;

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

     o failure of our suppliers to obtain the raw materials and equipment used in the production of our integrated circuits and integrated passives; or

     o   unavailability of sufficient capacity to expand chip scale production.

The markets in which we participate are intensely competitive and our products are not sold pursuant to long-term contracts.

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

Generally, our sales are not subject to long-term contracts but rather to short-term releases of customer purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work is not under our control. The percentage of revenues from turns orders (orders booked and shipped in the same quarter) has ranged from 61% in the quarter ended June 30, 1999 to as low as 19% for the quarter ended March 31, 2001, making our quarterly revenue dependent on short term orders. Because of the short life cycles involved with our customers' products, the order pattern from individual customers can be erratic with inventory accumulation and de-accumulation during phases of the life cycle for our customers' products. As a result, we may experience quarterly fluctuations in revenue and operating results and the risk of inventory write-offs.

Because our markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include AVX/Kyocera, Beckman Industrial Corp., Intarsia, IRC, KOA-Speer, Matsushita Electronics Components., Ltd., Murata-Erie of North America, Inc., Phillips Electronics, ROHM Co., STMicroelectronics, N.V., TDK Corp. of America and Vishay Intertechnology, Inc., N.V., Ltd. In the semiconductor area, our competitors include Cherry Semiconductor, Fairchild Semiconductor, Linear Technology, Maxim, Mitel, Motorola Semiconductor, Semtech, STMicroelectronics, N.V., Telcom Semiconductor and Texas Instruments. Many of our competitors are greater than us in size and have larger financial and other resources than we do.

If we are unable to further penetrate the markets for personal computers, telecommunications, or networking devices, or if these markets fail to grow as expected, our revenues could stop growing and may decline.

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales to manufacturers of personal computer, telecommunication, and networking products. In order for us to be successful, we must continue to penetrate these markets. Furthermore, if these markets fail to grow as expected, our business could be materially harmed.

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

We use assembly and test subcontractors in Asia, primarily in Thailand and Malaysia, for most of our products. We intend to continue transferring our testing and shipping operations to foreign subcontractors. Our dependence on these subcontractors involves the following substantial risks:

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

Our dependence on a limited number of subcontractors may expose us to an increased risk of manufacturing disruption or uncontrolled price changes.

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

International sales accounted for 48% of net sales for fiscal 2001, 43% for fiscal 2000, and 39% for fiscal 1999. International sales may account for an increasing portion of our revenues, which would subject us to the following risks:

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

If our distributors or sales representatives experience financial difficulty or otherwise are unwilling to promote our products, our business could be harmed.

We sell many of our products through distributors and sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products or may sell our competitor's products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the electronics industry. We believe that our success will continue to depend upon these distributors and sales representatives. If our distributor Arrow Electronics Inc., in particular, or some of our other distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

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

We may, in the future, make acquisitions of other companies that will involve numerous risks. We cannot assure you that we will be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

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

Earthquakes, other natural disasters, and shortages may damage our business.

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

We have occasionally experienced power interruptions at out Tempe facility and the risks of power shortages in California and Arizona have been reported. Although we have not experienced any material disruption to our business to date, we cannot assure that if power interruptions or shortages occur in the future, they will not adversely affect our business.

Our stock price may continue to be volatile.

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

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control. The terms of the preferred stock that might be issued could potentially make more difficult or expensive our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction. California Corporation law requires an affirmative vote of all classes of stock voting independently in order to approve a change in control. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. Further, our stockholders must give written notice delivered to our executive offices no less than 120 days before the one-year anniversary of the date our proxy statement was released to shareholders in connection with the previous year's annual meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action. The California Corporation law also restricts business combinations with some stockholders once the stockholder acquires 15% or more of our common stock.

There may be a substantial disbursement of shares from the former Chairman of California Micro Devices that could negatively impact the stock price.

The former Chairman of California Micro Devices still controls approximately 1,700,000 shares of our stock. He has entered into a settlement agreement with the class of shareholders who sued him for securities fraud in 1994. Pursuant to that agreement, which has been preliminarily approved by the Court, he will surrender 1,018,221 shares of our common stock, for distribution to the class. We do not know what effect disbursement of this amount of stock may have on the price of our stock nor when the shares will be disbursed.

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

From time to time, the government, courts, and financial accounting boards issue new laws or accounting regulations, or modify or re-interpret existing ones. We cannot guarantee that there will not be future changes in laws, interpretations, or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

ITEM 2. PROPERTIES.

We currently lease approximately 40,000 square feet of office, development and manufacturing space, including a 10,000 square foot clean room, in Milpitas, California, pursuant to an agreement that expires on June 30, 2002, that provides for a current monthly rent of $33,619 plus operating expenses. This rent amount will be increased 3% annually. We also own five acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room, wafer fabrication, manufacturing, and engineering design center.

We estimate that our wafer fabrication capacity utilization was approximately 58% in Tempe and 37% in Milpitas by the end of the year ended March 31, 2001. Ramping up to full wafer fabrication capacity from both of these locations would require moderate additional capital expenditures as well as an ongoing replacement of aging equipment.

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

Closing prices by quarter for fiscal 2001 and 2000 are as follows:

                                           Common Stock
                          -----------------------------------------------
         Fiscal 2001         Q1          Q2           Q3          Q4
         -----------      ----------  ----------   ----------  ----------
         High              $32.25      $30.38       $13.63      $12.00
         Low               $12.75      $12.69       $ 6.50      $ 6.44

         Fiscal 2000         Q1          Q2           Q3          Q4
         -----------      ----------  ----------   ----------  ----------
         High               $2.69       $5.69       $13.38      $33.88
         Low                $1.88       $2.13       $ 4.00      $12.94


Certain debt covenants restrict the payment of dividends. No dividends were paid in fiscal 2001, 2000, or 1999. We expect to continue that policy in the foreseeable future. There were approximately 9,000 common stock shareholders of record as of March 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data (in thousands except per common share information) set forth below with respect to operating and balance sheet data are derived from the financial statements of the Company.

                                                                        Twelve Months Ended March 31,
                                              -------------------------------------------------------------------
                                                 2001        2000(1)         1999          1998          1997
                                              -----------   -----------   -----------   -----------   -----------
       Total revenues                         $57,534       $43,763       $33,617        $33,043       $32,936

       Income (loss) before income taxes      $ 2,588       $   275(1)    $(2,771)       $(3,005)      $   704

       Net income (loss)                      $ 2,536       $   275(1)    $(2,771)       $(3,005)      $   704

       Net income (loss) per common share
            Basic                             $  0.23       $  0.03(1)    $ (0.28)       $ (0.30)      $  0.07
            Diluted                           $  0.20       $  0.02(1)    $ (0.28)       $ (0.30)      $  0.07

       Total assets                           $44,269       $39,086       $33,644        $35,994       $38,270

       Long-term obligations                  $ 9,480       $ 8,135       $ 8,422        $ 8,159       $ 8,499

       (1) Income before income taxes, net income, and related per share amounts have been restated to reflect the affect of a $357,000 compensation charge related to a restricted stock grant.


       As publicly announced on April 26, 2001, the Company had incorrectly accounted for certain restricted stock grants. The impact of the restatement was to change net income for the year ended March 31, 2000 from $632,000 to $275,000; basic earnings per share from $0.06 to $0.03; and diluted earnings per share from $0.05 to $0.02. The restatement resulted in an increase of $357,000 in the Company's accumulated deficit as of March 31, 2000 from $33,528,000 to $33,885,000, as well as a corresponding increase in the balance of Company's common stock as of March 31, 2000 from $56,479,000 to $56,836,000. As a result of the finding, the Company has restated previously reported annual results, including the March 31, 2000 financial information set forth herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In the following discussion, fiscal 2001, 2000, and 1999 refer to the twelve months ended March 31, 2001, 2000, and 1999, respectively.

Results of Operations

Product sales for fiscal 2001 totaled $57.5 million compared to $43.8 million in fiscal 2000 and $33.6 million in fiscal 1999. The 31% increase in product sales for fiscal 2001 over 2000 was due primarily to increased sales of new products, with the majority of the increase being in products for the computer market. Units shipped increased 46% in fiscal 2001 compared to the year-earlier period. Sales of new products (products introduced within the past three years) for fiscal 2001 increased by 52% in dollars and 78% in units as compared to the year-earlier period. The 30% increase in product sales for fiscal 2000 over fiscal 1999 reflects primarily the increase sales to both the computer and telecommunications markets.

Research and development expenses were $3.4 million in fiscal 2001 and fiscal 2000 and $3.7 million in fiscal 1999. The higher level of expenditures in fiscal 1999 compared to fiscal 2001 and fiscal 2000 reflected a higher level of material costs associated with an emphasis on process development efforts.

Selling, marketing, and administrative expenses in fiscal 2001 were $11.4 million compared to $10.1 million in fiscal 2000 and $7.3 million in 1999. The increase in fiscal 2001 over fiscal 2000 and fiscal 2000 over fiscal 1999 is primarily due to increased commissions, increased personnel costs (including the expansion of our presence in Europe and the Far East), and increased promotional activities.

Sales, marketing, and administrative expenses in 2000 reflect the effect of a $357,000 compensation charge related to a contingent share grant to a non-employee. The Company announced on April 26, 2001 that it had discovered that the grant had been incorrectly accounted for in fiscal 2000 and restated its previously reported results for 2000.

Interest expense was $982,000, $890,000, and $892,000, in fiscal 2001, 2000, and
1999, respectively. The increase in interest expense in fiscal 2001 compared to fiscal 2000 and 1999 primarily reflects financing of a portion of our capital expenditures during fiscal 2001, which were at a higher level of expenditure than in fiscal 2000 and fiscal 1999. Interest income and other expense was $171,000 in fiscal 2001 compared to $419,000 in fiscal 2000 and $219,000 in fiscal 1999. The decrease in fiscal 2001 compared to fiscal 2000 was primarily due to a $250,000 write off of costs associated with a cancelled public offering of our common stock. The increase in fiscal 2000 compared to fiscal 1999 was largely due to increased investment income.

In fiscal 2001, we recorded a Federal and State alternative minimum tax provision of $52,000 after taking into consideration the use of net operating loss carryforwards. We did not incur income tax expense in fiscal 2000 due to the availability of tax loss carryforwards, nor in fiscal 1999 due to having a net loss in that year. As of March 31, 2001, we had Federal and state tax loss carryforwards of approximately $31.6 million and $2.6 million, respectively. We have provided a valuation allowance against total deferred tax assets and will continue to evaluate the realization of these assets on a quarterly basis. See
Note 12 of Notes to Financial Statements.

As a result of the above factors, we had net income of $2.5 million in fiscal 2001 compared to $.3 million in fiscal 2000 and a net loss of $2.8 million in fiscal 1999.

Liquidity and Capital Resources

Total cash, short-term securities and investments as of March 31, 2001 were $6.6 million compared to $6.6 million at March 31, 2000. Receivables decreased to $8.1 million at March 31, 2001 compared to $8.9 million a year earlier. Receivables days sales outstanding were 60 days as of March 31, 2001 as compared to 56 days at March 31, 2000. Inventories increased to $11.7 million compared to $10.0 million at March 31, 2000, reflecting the high level of sales in fiscal 2001. Capital expenditures totaled $6.7 million in fiscal 2001, compared to $2.0 million in fiscal 2000, reflecting our investment in new equipment to increase production and to support our production of chip scale products, which are expected to ramp up later in calendar 2001. These expenditures were partially offset by additional long term debt financing, net of repayments of $2.2 million. We also received $1.6 million from the sale of common stock through our employee stock plans during fiscal 2001.

We have a $3.0 million revolving secured line of credit agreement that expires on July 30, 2001. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line. During fiscal 1999, we borrowed $650,000 under a credit agreement, due June 14, 2002, collateralized by certain of our equipment. The agreement extends for 42 months, carries an interest rate of 9.9% and has a prepayment option. During fiscal 2001 we entered into an additional agreement with the same provider for a $975,000 credit agreement collateralized by certain of our equipment at a 9.6% interest rate for a period of 48 months. This agreement expires on March 31, 2005. During fiscal 2000, we entered into two capital equipment financing facilities for $1.0 million and $500,000. The terms of these facilities allow us to borrow at prime plus 0.75% and expire on June 30 and August 31, 2003, respectively. During fiscal 2000 and 2001, we borrowed the full amounts available under these facilities. At March 31, 2001, no additional funds were available under these two facilities. In July 2000, we secured an additional $2.0 million equipment financing facility that expires on December 25, 2003. Under the terms of this facility we can borrow at prime plus 0.5%. During fiscal 2001 we borrowed $997,000 against this $2.0 million facility. On February 9, 2001 the period to borrow the remainder of this facility was extended to May 1, 2001. At March 31, 2001, $1,003,000 remained available under this facility. We are in compliance with our financial covenants for these agreements.

We expect to fund our future liquidity needs through existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements. Depending on market conditions and the results of operations, we may pursue other sources of liquidity.

We believe we have sufficient financial resources to fund our operations for the foreseeable future.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The interest rates on nearly all of our long-term debt and capital lease obligations are fixed and therefore not subject to interest rate fluctuations. See Note 10 of Notes to Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   Index to Financial Statements and Schedules

                                                                     Page Number
                                                                     -----------
Financial Statements:

Report of Ernst & Young LLP, Independent Auditors                          25

Balance Sheets                                                             26
     March 31, 2001 and March 31, 2000

Statements of Operations                                                   27
     Years ended March 31, 2001, March 31, 2000, and March 31, 1999

Statements of Shareholders' Equity                                         28
     Years ended March 31, 2001, March 31, 2000, and March 31, 1999

Statements of Cash Flows                                                   29
     Years ended March 31, 2001, March 31, 2000, and March 31, 1999

Notes to Financial Statements                                              30


Financial Statement Schedule:

Schedule 2         Valuation and Qualifying Accounts                       48

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     The Board of Directors and Shareholders
     California Micro Devices Corporation

         We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 2001 and 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 2, the accompanying financial statements as of and for the period ended March 31, 2000, have been restated.


                              /s/ERNST & YOUNG LLP

     San Jose, California
     April 25, 2001

                      CALIFORNIA MICRO DEVICES CORPORATION
                                 BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)

                                                                     March 31,   March 31,
                                                                       2001        2000
                                                                     --------    --------
ASSETS:                                                                        (as restated)
-------
Current assets:
  Cash and cash equivalents                                          $  2,309    $  1,490
  Short-term investments                                                4,288       5,069
  Accounts receivable, less allowance for doubtful
    accounts of $279 and $219                                           8,068       8,875
  Inventories                                                          11,716       9,994
  Other assets                                                          1,451         980
                                                                     --------    --------
      Total current assets                                             27,832      26,408

  Property and equipment, net                                          14,372      10,637
  Restricted cash                                                         914         902
  Other long-term assets                                                1,151       1,139
                                                                     --------    --------

      Total assets                                                   $ 44,269    $ 39,086
                                                                     ========    ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------
Current liabilities:
  Accounts payable                                                   $  3,471    $  4,821
  Accrued salaries and benefits                                         1,135       1,097
  Other accrued liabilities                                               657         742
  Deferred margin on shipments to distributors                            772         516
  Current maturities of long-term debt                                  1,415         398
  Current maturities of capital lease obligations                         179         417
                                                                     --------    --------
      Total current liabilities                                         7,629       7,991

  Long-term debt and capital leases, less current maturities            8,947       7,520
  Other long-term liabilities                                             533         615
                                                                     --------    --------
      Total liabilities                                                17,109      16,126

Commitments and contingencies

Shareholders' equity:
  Preferred stock - no par value; 10,000,000 shares authorized;
    none issued and outstanding                                          --          --
  Common stock - no par value; 25,000,000 shares authorized;
    shares issued and outstanding: 11,459,503 as of March 31, 2001
    and 11,037,543 as of March 31, 2000                                58,509      56,836

Accumulated deficit                                                   (31,349)    (33,885)
Accumulated other comprehensive income                                   --             9
Total shareholders' equity                                             27,160      22,960
                                                                     --------    --------

Total liabilities and shareholders' equity                           $ 44,269    $ 39,086
                                                                     ========    ========

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)


                                                          Years Ended March 31,
                                                    --------------------------------
                                                      2001        2000        1999
                                                    --------    --------    --------
                                                                (as restated)
Net sales                                           $ 57,534    $ 43,763    $ 33,617

Cost and expenses:
  Cost of sales                                       39,366      29,571      24,730
  Research and development                             3,405       3,366       3,685
  Selling, marketing and administrative               11,364      10,080       7,300
                                                    --------    --------    --------
    Total costs and expenses                          54,135      43,017      35,715
                                                    --------    --------    --------

Operating income (loss)                                3,399         746     (2 ,098)

Interest expense                                         982         890         892
Interest (income) and other (income) expense, net       (171)       (419)       (219)
                                                    --------    --------    --------
Income (loss) before income taxes                      2,588         275      (2,771)
Provision for income taxes                                52        --          --
                                                    --------    --------    --------
Net income (loss)                                   $  2,536    $    275    $ (2,771)
                                                    ========    ========    ========
Basic earnings (loss)  per share                    $   0.23    $   0.03    $  (0.28)
                                                    ========    ========    ========
Diluted earning (loss) per share                    $   0.20    $   0.02    $  (0.28)
                                                    ========    ========    ========
                                                                            ========
Weighted average common shares outstanding            11,243      10,324      10,017
Dilutive effect of employee stock options              1,141       1,318        --
                                                    --------    --------    --------
Weighted average common shares outstanding,
  assuming dilution                                   12,384      11,642      10,017
                                                    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                                         CALIFORNIA MICRO DEVICES CORPORATION
                                          STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (Amounts in Thousands, Except Share Data)

                                                      Common Stock
                                                      ------------                             Accumulated
                                                                                                  Other
                                                Number of                     Accumulated     Comprehensive
                                                 Shares          Amount         Deficit        Income/(Loss)    Total
                                               ------------   ------------    -------------   --------------  --------
Balance at March 31, 1998                        9,978,351         $53,011        $(31,389)        $    5      $21,627

Components of comprehensive loss:
  Net loss                                            --              --            (2,771)           --        (2,771)
  Change in unrealized loss on
    available for sale investments                    --              --              --                (3)         (3)
                                                                                                              --------
    Total comprehensive loss                                                                                    (2,774)

  Exercise of stock options                          6,600              26              26
  Employee Stock Purchase Plan                     100,993             211             211
  Stock award                                          200               1               1
  Licensing agreement                               30,000              79              79
                                              ------------    ------------    ------------     -----------    --------
Balance at March 31, 1999                       10,116,144          53,328         (34,160)              2      19,170

Components of comprehensive income
   Net income (as restated)                            275             275
   Change in unrealized income on available
     for sale investments                                7               7
                                                                                                              --------
   Total comprehensive income                          282

Exercise of stock options                          729,641           2,191           2,191
Employee Stock Purchase Plan                       191,758             960             960
Provision for contingent stock award
   (as restated)                                      --               357             357
                                              ------------    ------------    ------------     -----------    --------
Balance at March 31, 2000 (as restated)         11,037,543          56,836         (33,885)              9      22,960

Components of comprehensive income
   Net income                                        2,536           2,536
   Change in unrealized income on available
     for sale investments                               (9)             (9)
                                                                                                              --------
   Total comprehensive income (as restated)          2,527

Exercise of stock options and awards               358,996           1,077           1,077
Repurchases of common stock                        (39,803)           (315)           (315)
Employee Stock Purchase Plan                        72,767             796             796
Stock issued related to contingent
  stock award                                       30,000             115             115
                                              ------------    ------------    ------------     -----------    --------
Balance at March 31, 2001                       11,459,503         $58,509        $(31,349)     $       --     $27,160
                                              ============    ============    ============     ===========    ========

The accompanying notes are an integral part of these financial statements.

                                                          28

                                         CALIFORNIA MICRO DEVICES CORPORATION
                                               STATEMENTS OF CASH FLOWS
                                                (Amounts in Thousands)
                                                                                          Years Ended March 31,
                                                                                -------------------------------------------
                                                                                    2001           2000           1999
                                                                                -------------  --------------  ------------
Cash flows from operating activities:                                                          (as restated)
  Net income (loss)                                                             $   2,536      $       275     $   (2,771)
  Adjustments to reconcile net income (loss)  to net cash provided by /
  (used in)
    operating activities:
      Depreciation and amortization                                                 2,947            2,899          2,945
      Issuance of common stock in exchange for licensing agreement                                       -             79
      Stock based compensation                                                        115               357             -
Change in operating assets and liabilities:
  Accounts receivable                                                                 807           (4,404)           616
  Inventories                                                                      (1,722)          (1,556)          (346)
  Other assets                                                                       (471)            (388)           394
  Trade accounts payable and other current liabilities                             (1,398)           1,869           (347)
  Other long-term assets                                                              (28)            (384)          (381)
  Other long-term liabilities                                                         (82)             290            323
  Deferred margin on shipments to distributors                                        256              (60)            (5)
                                                                                -------------  --------------  ------------
Net cash provided by (used in) operating activities                                 2,960           (1,102)           507
                                                                                -------------  --------------  ------------
Investing activities:
  Purchases of short-term investments                                             (11,561)          (3,626)        (4,822)
  Sales of short-term investments                                                  12,334            2,735          5,758
  Capital expenditures                                                             (6,666)          (1,981)        (1,544)
  Net change in restricted cash                                                       (12)           1,998              9
                                                                                -------------  --------------  ------------
Net cash used in investing activities                                              (5,905)            (874)          (599)
                                                                                -------------  --------------  ------------

Financing activities:
  Repayments of capital lease obligations                                            (411)            (379)          (357)
  Repayments of debt                                                                 (614)            (306)          (157)
  Additions of long-term debt                                                       3,231              238            650
  Proceeds from issuance of common stock                                            1,558            3,151            238
                                                                                -------------  --------------  ------------
Net cash provided by financing activities                                           3,764            2,704            374
Net increase in cash and cash equivalents                                             819              728            282
Cash and cash equivalents at beginning of period                                    1,490              762            480
                                                                                -------------  --------------  ------------
Cash and cash equivalents at end of period                                      $   2,309      $     1,490     $      762
                                                                                =============  ==============  ============
Supplemental disclosures of cash flow information:
  Interest paid                                                                 $     969      $       890     $      892
Supplemental disclosures of non-cash investing and financing activities:
  Unrealized gain (loss) on securities                                          $      (9)     $         7     $       (3)

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

2.      SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        In the accompanying financial statements, fiscal 2001, 2000, and 1999 refer to the twelve months ended March 31, 2001, 2000, and 1999, respectively.

        Restatement

        The Company had previously incorrectly accounted for certain restricted stock grants and has restated its fiscal 2000 financial statements. The impact of the restatement was to change net income for the year ended March 31, 2000 from $632,000 to $275,000; basic earnings per share from $0.06 to $0.03; and diluted earnings per share from $0.05 to $0.02. The restatement resulted in an increase of $357,000 in the Company's accumulated deficit as of March 31, 2000 from $33,528,000 to $33,885,000, as well as a corresponding increase in the balance of the Company's common stock as of March 31, 2000 from $56,479,000 to $56,836,000.

        Cash and Cash Equivalents

        We consider all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of commercial paper and money market funds.

        Short-term Investments

        We invest our excess cash in high quality instruments. All of our marketable investments, except for investments related to our non-qualified deferred compensation program, are classified as available-for-sale and we view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments, except for amounts related to our non-qualified deferred compensation program described in Note 14, as short-term, even though the stated maturity date may be one year or more past the current balance sheet date.

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

                             Building                                   40 years
                             Machinery and equipment                   3-7 years
                             Leasehold improvements                    5-7 years
                             Furniture and fixtures                      7 years

        Revenue Recognition

        Revenue from product sales to end user customers is recognized upon transfer of title, generally upon shipment. We generally recognize revenue on shipments to distributors upon the final sales by the distributor to OEMs or other end users. Distributor agreements allow the distributors certain rights of return and price protection on unsold merchandise. As a result, we believe that deferral of such distributor sales and related cost of sales as deferred gross margins until the merchandise is resold by the distributors results in a more meaningful measurement of revenue from distributors. Management believes that its revenue recognition polices are in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101 (Revenue Recognition in Financial Statements).

        Advertising

        We expense all advertising as incurred.

        Net Income (Loss) Per Share

        Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. Options to purchase 231,000 and 77,000 shares of common stock outstanding during fiscal 2001 and fiscal 2000, respectively, were not included in the diluted earnings per share computation, as the effect of including them would be antidilutive. Options to purchase 2,478,000 shares of common stock outstanding during fiscal 1999 were not included in the computation of diluted net loss per common share because the effect in years with a net loss would be anti-dilutive.

        Employee Stock Plans

        As allowed under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation," we account for our employee stock plans in accordance with the provision of Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." and have adopted the disclosure provisions of SFAS 123. Stock-based awards to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Fair value for these awards is estimated using the Black-Scholes option-pricing model.

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

        Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires that we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. SFAS No. 133 is effective for our fiscal year ending March 31, 2002. We do not currently hold any derivatives and do not anticipate holding any derivatives in the future. Accordingly, we do not expect this pronouncement to materially impact future results.

        The Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We were required to adopt the provisions of SAB 101 in the fourth quarter of fiscal 2001. Based on a review of our revenue recognition policies, we concluded that the adoption of SAB 101 did not require a change in those policies nor did it affect the timing or amount of revenue recognition. Therefore, the impact of adoption of SAB 101 was immaterial.

3.      CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

        The following is a summary of cash, cash equivalents and marketable securities at March 31, 2001 and March 31, 2000, respectively (amounts in thousands):

                                                  March 31,         March 31,
                                                    2001               2000
                                                 ------------      -------------
Cash equivalents
  Money market funds                              $  1,356          $  1,136
  Commercial paper                                     953               354
                                                 ------------      -------------
Total cash equivalents                            $  2,309          $  1,490
                                                 ============      =============

Short-term investments
  Commercial paper                                $  2,022          $  1,694
  U. S. Treasuries & U.S. Government agencies        1,766             1,493
  Corporate bonds                                      500             1,882
                                                 ------------      -------------
Total short-term investments                      $  4,288          $   5,069
                                                 ============      =============



        The following is a summary of available-for-sale securities at March 31,
2001 and March 31, 2000, respectively, (amounts in thousands):
                                                                         Gross         Gross       Estimated
                                                                       Unrealized    Unrealized       Fair
                                                            Cost         Gains         Losses        Value
                                                         -----------  ------------- -------------  -----------
March 31, 2001:
  Commercial paper                                       $  2,975      $      -      $       -     $  2,975
  U.S. Treasuries & U.S. government agencies                1,766             -              -        1,766
  Corporate bonds                                             500             -              -          500
                                                         -----------   -----------   -----------   -----------
    Total                                                $  5,241      $      -      $       -     $  5,241
                                                         ===========   ===========   ===========   ===========

March 31, 2000:
  Commercial paper                                       $  2,029      $     19      $       -      $  2,048
  U.S. Treasuries & U.S. government agencies                1,497             -             (4)        1,493
  Corporate bonds                                           1,890             -             (8)        1,882
                                                         -----------   -----------   -----------   -----------
    Total                                                $  5,416      $     19      $     (12)     $  5,423
                                                         ===========   ===========   ===========   ===========

        Of the fiscal 2001 securities listed above, $5.2 million of debt securities (at estimated fair market value) mature within one year. Realized gains and losses on the sales of securities are reported as other income and were not significant for all years presented.

4.      CONCENTRATIONS OF CREDIT RISK

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of temporary cash investments and trade accounts receivable.

        We place our temporary cash investments and short-term securities with substantial financial service institutions.

        A significant portion of our sales are to customers whose activities are related to computer and computer peripherals, wireless communications, networking, medical, and consumer electronics industries, including some who are located in foreign countries. We generally extend credit to these customers and, therefore, the aforementioned industries and economic influences of customers' geographic locations affect collection of accounts receivable. However, we monitor extensions of credit and require collateral, such as letters of credit, whenever deemed necessary.

5.      CONCENTRATION OF OTHER RISKS

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

        Subcontractors

        We use subcontractors in Asia, primarily Thailand, for assembly, packaging, and test of most of our product. This common industry practice is subject to political and economic risks and industry volatility has occasionally resulted in shortages of subcontractor capacity and other disruptions to supply.

6.      INVENTORIES

        Inventories consist of the following (amounts in thousands):

                                                     March 31,       March 31,
                                                        2001           2000
                                                     ---------        -------
                  Raw materials                       $   574         $  452
                  Work-in-process                       6,337          6,473
                  Finished goods                        4,805          3,069
                                                      --------        -------
                                                      $11,716         $9,994
                                                      ========        =======


7.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (amounts in thousands):

                                                          March 31,   March 31,
                                                            2001        2000
                                                         ---------   ---------
         Land                                             $    137    $    137
         Buildings                                           3,030       3,030
         Machinery, equipment and tooling                   30,677      24,709
         Leasehold improvements                              1,452         758
         Furniture and fixtures                                371         367
                                                          --------   ---------
                                                            35,667      29,001
         Less accumulated depreciation and amortization     21,295      18,364
                                                          --------   ---------
                                                          $ 14,372    $ 10,637
                                                          ========   =========


8.      SECURED LINE OF CREDIT

        We have a $3.0 million revolving secured line of credit agreement that expires on July 30, 2001. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line.

9.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, short-term borrowings, accounts payable and accrued expenses approximate fair value due to their short-term maturities. The fair values of short-term investments are estimated based on quoted market prices. The fair value for long-term debt was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements.

        The carrying amounts and estimated fair values of our long-term debt are as follows (amounts in thousands):

                                                               Carrying    Fair
                                                                Amount    Value
                                                                -------   ------
         Long-term debt (excluding capital leases)              $10,356   $9,949

10.     LONG-TERM DEBT

        Long-term debt consists of the following (amounts in thousands):
                                                                               March 31,           March 31,
                                                                                 2001                2000
                                                                              -----------        ------------
        Industrial revenue bonds at 10.5%, due through March 1, 2018            $ 6,890             $7,045
        Equipment financing agreement due through February 9, 2004                2,218                238
        Equipment financing agreement due through March 15, 2005                  1,248                457
                                                                                                 ------------
                                                                              -----------
                                                                                 10,356              7,740
        Less current maturities                                                   1,415                398
                                                                              -----------        ------------
                                                                                $ 8,941             $7,342
                                                                              ===========        ============

        During fiscal 1999, we borrowed $650,000 under a credit agreement, due June 14, 2002, collateralized by certain of our equipment. The agreement extends for 42 months, carries an interest rate of 9.9%, and has a prepayment option. During fiscal 2001 we entered into an additional agreement with the same provider for $975,000 credit agreement collateralized by certain of our equipment at a 9.6% interest rate for a period of 48 months. This agreement expires on March 31, 2005. Payments terms for both of these borrowings require equal monthly installments covering principal and interest over the life of the instrument. The current portion of principal amount due for fiscal year 2002 was $412,000. As of March 31, 2001, $1,248,000 was outstanding under this agreement.

        During fiscal 2000, we entered into two capital equipment financing facilities for $1.0 million and $500,000. The terms of these facilities allow us to borrow at prime plus 0.75% and expire on June 30 and November 1, 2003, respectively. During fiscal 2000 and 2001, we borrowed the full amounts available under these facilities. At March 31, 2001, no additional funds were available under these two facilities. In July 2000, we secured an additional $2.0 million equipment financing facility that expires on December 25, 2003. Under the terms of this facility we can borrow at prime plus 0.5%. During fiscal 2001 we borrowed $997,000 against this $2.0 million facility. On February 9, 2001 the period to borrow the remainder of this facility was extended to May 1, 2001. At March 31, 2001, $1,003,000 remained available under this facility. Under the terms of the agreement, equal monthly principal payments and all accrued interest are due to the lender. As of March 31, 2001, the current amount of principal due for fiscal 2002 was $833,000. As of March 31, 2001, $2,218,000 was outstanding under this agreement. We are in compliance with our financial covenants.

        Our industrial revenue bonds are collateralized by a lien on all of our land and buildings in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds, and require certain minimum annual sinking fund payments ranging from $170,000 in fiscal 2002 to $780,000 in fiscal 2018. As of March 1, 2000, we may prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts without penalty. At March 31, 2001 and 2000, cash of $914,000 and $900,000 were held in sinking fund trust accounts. Of these amounts, $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance is used for semi-annual interest and principal payments. As of March 31, 2001 $6,890,000 was outstanding under this agreement.

        The Industrial Revenue Bonds and certain lease agreements require the maintenance of various financial covenants including certain minimum levels of net worth, current ratio, quick ratio, ratio of debt to net worth, debt coverage, and debt to working capital ratio. We are in compliance with these covenants at March 31, 2001. As a result of these covenants, our ability to pay dividends is restricted.

        Future maturities of long-term debt and sinking fund requirements at March 31, 2001 are as follows (amounts in thousands):

                                   2002                          $  1,415
                                   2003                             1,321
                                   2004                             1,012
                                   2005                               503
                                   2006                               250
                                   2007 and thereafter              5,855
                                                                 ----------
                                                                 $ 10,356
                                                                 ==========

11.     LEASE COMMITMENTS

        Operating Leases

        We lease certain manufacturing facilities under operating leases expiring in fiscal 2003. Future gross minimum lease payments, under non-cancelable operating leases, for the years ending March 31 are as follows (amounts in thousands):

                                2002             $384
                                2003               63
                                                 ------
                                                 $447
                                                 ======


        Rent expense was $459,000, $445,000, and $450,000, net of sublease income of $176,000, $148,000, and $147,000, in fiscal 2001, 2000, and 1999, respectively.

        Capital Leases

        Obligations under capital leases are at interest rates ranging from approximately 7% to 10%, depending primarily upon the purchase option arrangements at the end of the lease term, and are due in monthly installments through April 2002. Future minimum lease payments, under capital leases for the years ending March 31, are as follows (amounts in thousands):

               2002                                             $192
               2003                                                6

                                                                -------
               Total minimum lease payments                      198
                 Less amount representing interest                13
                                                                -------
               Present value of net minimum lease payments       185
                 Less current maturities                         179
                                                                -------
                                                                $  6
                                                                =======

        Machinery and equipment under capital leases are as follows (amounts in thousands):

                                                   March 31,      March 31,
                                                     2001           2000
                                                  ------------   ------------
                Cost                              $   1,619      $  1,619
                Less accumulated depreciation           840           609
                                                  ------------   ------------
                                                  $     779      $  1,010
                                                  ============   ============

12.     INCOME TAXES

        The Company's provision for income taxes consists of the following (amounts in thousands):

                              Years Ended March 31,

                                            --------------------------------
                                             2001         2000        1999
                                            --------     -------     -------
            Current:
              Federal                        $ 51          $   -       $   -
              State                             1              -           -
                                            --------     -------     -------
            Provision for income taxes       $ 52          $   -       $   -
                                            ========     =======     =======

        A reconciliation of the Company's effective tax rate to the federal statutory rate is as follows:

                                                   Years Ended March 31,
                                             ----------------------------------
                                               2001         2000        1999
                                             ----------   ----------  ---------
          Federal statutory tax rate              34 %        34 %       (34)%
          Losses with no current benefit           -           -          34 %
          Utilization of loss carryforward       (32)%       (34)%         -
                                             ----------   ----------  ---------
          Effective income tax rate                2%          0 %         0 %
                                             ==========   ==========  =========


        Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (amounts in thousands):

                                                       March 31,     March 31,
                                                         2001          2000
                                                      ----------    ----------
        Deferred tax assets:
          Net operating loss carryforwards            $ 10,900      $  12,200
          Tax credit carryforwards                         500            500
          Inventory reserves                             3,600          3,500
          Other non-deductible accruals and reserves       600            400
                                                      ----------    ----------
        Total deferred tax assets                       15,600         16,600
          Less valuation allowance                     (15,300)       (16,300)
                                                      ----------    ----------
        Net deferred tax asset                             300            300
        Deferred tax liabilities:
          Tax over book depreciation                       300            300
                                                      ----------    ----------
        Total net deferred tax asset                  $      -      $       -
                                                      ==========    ==========

        Financial Accounting Statement (FAS) No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against total deferred tax assets. The Company will continue to evaluate the ability to realize the deferred tax asset on a quarterly basis. The valuation allowance decreased by $1,000,000 during the year ended March 31, 2001 and increased by $1,250,000 and $950,000 during the years ended March 31, 2000 and 1999, respectively. Approximately $3,400,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.

        At March 31, 2001, we had federal and state net operating loss carryforwards of approximately $31,600,000 and $2,600,000, respectively. In addition, we had federal and California credit carryforwards of approximately $300,000 and $200,000, respectively. These carryforwards will expire at various dates beginning in 2009 through 2021, except for certain state net operating losses which expire from 2002 through 2005.

        Utilization of the net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

13.     INTEREST INCOME AND OTHER, NET

        Interest income and other, net, consists of (amounts in thousands):

                                                  Years Ended March 31,
                                            ----------------------------------
                                              2001         2000        1999
                                            ----------   ---------   ---------
        Interest income                     $   559      $   300     $   295
        Other income (expense)                 (388)         119         (76)
                                            ----------   ---------   ---------
                                            $    171     $   419     $   219
                                            ==========   =========   =========

        Interest  income  reflects  the  amounts  earned  from   investments  in
short-term securities.

14.     EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION

        401(K) Savings Plan

        We maintain a 401(K) Savings Plan covering substantially all of our employees. Under the plan, eligible employees may contribute up to 15% of their base compensation to the plan with the Company matching at a rate of 50% of the participants' contributions up to a maximum of 3% of their base compensation.
Participants' contributions are fully vested at all times. The Company's contributions vest incrementally over a two-year period. During fiscal 2001, 2000, and 1999, we expensed $305,000, $278,000, and $217,000, respectively, relating to our contributions under the plan.

        Nonqualified Deferred Compensation Plan

        In April 1997, we implemented a nonqualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. We have classified the diversified assets held by the rabbi trust as trading securities, and recorded them at fair market value with changes recorded to other income and expense. The assets are classified within other long-term assets on the balance sheet. Changes in the liability related to the rabbi trust account are recorded as adjustments to compensation expense. In fiscal 2001, we recorded a benefit to compensation expense of $82,000 due to the decrease in the market value of the trust assets, with the same amount being recorded as a loss in other (income) expense. Compensation expense of $151,000 was recognized in fiscal 2000 as a result of increases in the market value of the trust assets, with the same amount being recorded as securities gains included in interest income. In fiscal 1999 the market value change in trust assets was not significant. Additionally, during fiscal 2001, 2000, and 1999 we expensed $2,000, zero, and $8,000, respectively, relating to our contributions under the plan. The balances held by the rabbi trust are classified as long-term liabilities. The balance in this account was $513,000 and $625,000 for fiscal years 2001 and 2000, respectively.

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

        Under our 1995 Plan, for fiscal year-ended March 31, 2001 and 2000, 1,981,186 and 1,779,933 shares of common stock are reserved for issuance, respectively. The 1995 Plan provides for issuance of options to employees and consultants at prices not less than 85% of fair market value for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees for not less than 100% of fair market value for shares issued under an incentive stock option agreement.

        Under the Directors Plan, for fiscal year-ended March 31, 2001 and 2000, 238,495 and 254,250 shares of common stock are reserved for issuance, respectively. The 1995 Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant.

        In addition to the two 1995 plans, we have a plan that was adopted in 1981 (The Employee Incentive Stock Option Plan), and another plan that was adopted in 1987 (The 1987 Stock Option Plan) both of which have now expired. No new options were issued under these plans for fiscal year-ended March 31, 2001 and 2000. These plans provided for the issuance of 1,500,000 and 2,500,000 shares of common stock, respectively. Under these plans, the Company had previously granted incentive stock options and non-qualified options to designated employees, officers, and directors.

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

        The  following  is a  summary  of  stock  option  activity  and  related information,  including  the effect of  repricing  in grants  and  cancellations during fiscal 1999 of 1,325,742 shares:
                                         2001                              2000                           1999
                             ------------------------------     ---------------------------    ----------------------------
                                                Weighted-                       Weighted-                      Weighted-
                                                Average                         Average                        Average
                                                Exercise                        Exercise                       Exercise
                               Options           Price             Options       Price            Options       Price
                             -------------    -------------     ------------- -------------    ----------------------------
      Options:
        Outstanding at
          beginning of year   1,952,461           $ 4.27         2,477,595        $3.58           2,315,331       $5.44
        Granted                 671,010           $17.05           455,210        $5.80           1,756,742       $3.02
        Exercised              (369,561)          $ 3.63          (729,641)       $3.00              (6,600)      $3.93
        Cancelled              (197,331)          $14.64          (250,703)       $3.69          (1,587,878)      $5.68
                             -------------    -------------     ------------- -------------    ----------------------------
        Outstanding at
          end of year         2,056,579           $ 7.56         1,952,461        $4.27           2,477,595       $3.58
                             =============    =============     ============= =============    ============================

        Exercisable           1,065,640           $ 4.30         1,044,826        $4.06             717,201       $4.68
        Available for grant*    163,102                            106,031                          325,760

         * Available for grant under plans that are currently active.

                                                                  40

        The following table summarizes  information about options outstanding at
March 31, 2001:
                                                Options Outstanding                         Options Exercisable
                                  ------------------------------------------------     ------------------------------


                                                   Weighted-
                                                    Average          Weighted-                           Weighted-
                                                    Remaining         Average                             Average
               Range Of              Number        Contractual        Exercise            Number          Exercise
           Exercise Prices         Outstanding     Life (Years)        Price            Exercisable        Price
        -----------------------   --------------  ---------------  ---------------     --------------    ------------
            $2.25 - $2.81              413,935         6.07            $ 2.79              302,156           $2.81
            $2.88 - $3.93              656,259         5.36            $ 3.59              514,371           $3.73
            $4.13 - $8.19              423,325         8.45            $ 6.70              172,988           $6.48
            $8.63 - $22.50             384,560         8.43            $13.44               76,125           $9.05
           $22.56 - $22.56             178,500         9.35            $22.56                    -           $   -
                                  --------------  ---------------  ---------------     --------------    ------------
                                    2,056,579          7.06            $ 7.56           1,065,640            $4.30
                                  ==============  ===============  ===============     ==============    ============

        In September 1999, the Company entered into a stock based incentive program with a non-employee consultant located in Europe for up to 30,000 shares of restricted Company common stock based upon achievement of certain incentives over an 18-month period. The consultant achieved those incentives in fiscal year 2000 and 2001and the shares were issued in 2001. In connection with this agreement, the Company recorded a non-cash compensation expense of $115,000 and $357,000 for fiscal 2001 and 2000, respectively.

        Stock Option Cancellation and Re-grant Program

        In January 2001, the Board of Directors ratified a plan to allow non-officer employees holding options to purchase the Company's common stock to cancel certain stock option grants in exchange for a commitment that options to purchase the same number of common shares would be granted six months and one day after the cancellation date provided that the participant has not terminated employment prior to such time (the "Cancellation and Re-grant Program"). The new options will be granted at an exercise price equal to $12.50 per share or the fair market value on the date of the new grant, whichever is higher. Options granted under the Cancellation and Re-grant Program will vest ratably over a period of 36 months and would not be exercisable during the first year following the grant date. All other terms of options granted under the Cancellation and Re-grant Program will be substantially the same as the cancelled options. Options to purchase 110,500 shares of common stock were cancelled under the Cancellation and Re-grant Program. At March 31, 2001, the Company is committed to grant 110,500 options to purchase shares of common stock in August 2001.

        Employee Stock Purchase Plan

        The 1995 Employee Stock Purchase Plan as Amended June 15, 1999, (the "Purchase Plan") is available for all full-time employees possessing less than 5% of the Company's common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 960,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is to be through employees' payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on February 9, 2005, or earlier at the discretion of the Company's Board of Directors. As of fiscal year-end March 31, 2001, 300,046, shares were reserved for future issuance.

        The following is a summary of stock purchased under the plan:

                                                   2001       2000       1999
                                                --------    --------   --------
        Aggregate purchase price                $795,850    $680,004   $211,000
        Shares purchased                          72,767     191,758    100,993
        Employee participants as of March 31         123         185        161

        Stock-Based Compensation

        In accordance with the intrinsic value method, we generally recognize no compensation expense with respect to employee stock grants. Pro forma information regarding net (loss) and net (loss) per share is required by SFAS 123 for grants after April 1, 1995, as if we had accounted for stock grants under the fair value method and is presented below. The fair value of our stock-based grants was estimated using a Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. Because the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility which can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its grants.

        The fair value of our  stock-based  grants  was  estimated  assuming  no expected dividends and the following weighted-average assumptions:
                                             Options                                Purchase Plan
                                -----------------------------------       -----------------------------------
                                  2001         2000        1999             2001         2000        1999
                                ----------   ---------   ----------       ----------   ----------  ----------
        Expected life years       3.18         3.43         2.81             0.43         0.25        0.21
        Volatility                0.92         1.03         0.96             1.19         1.13        1.29
        Risk-free interest rate   5.79%        6.13%        4.69%            6.37%        5.06%       5.00%

        The weighted-average fair value of stock options granted in fiscal 2001 and 2000 were $17.05 and $5.80 per share, respectively. The weighted-average fair value of the option element of the Purchase Plan stock granted in fiscal 2001 and 2000 was $9.91 and $1.39 per share, respectively.

        For pro forma  purposes,  the  estimated  fair value of our  stock-based grants is amortized over the options'  vesting period for stock options  granted under the 1995 Plan and the Director  Plan,  and the  purchase  period for stock purchases under the Purchase Plan. The pro forma information follows (amounts in thousands except per share amounts):
                                                                        Years Ended March 31,
                                                              -------------------------------------------
                                                                 2001            2000            1999
                                                              -----------     -----------     -----------
        Net income (loss) - as reported                         $2,536         $   275         $(2,771)
        Diluted net income (loss) per share - as reported       $ 0.20         $  0.02         $ (0.28)
        Net (loss) - pro forma                                  $ (528)        $(1,143)        $(5,112)
        Diluted net (loss) per share - pro forma                $(0.04)        $ (0.10)        $ (0.51)

15.     LITIGATION

        The Company is a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending legal proceedings against the Company that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition

16.     SEGMENT INFORMATION

        Our operations are classified into one reportable segment. Substantially all of our operations and long-lived assets reside in the United States although we have sales operations in Europe, Japan, Hong Kong and Taiwan. In fiscal 2001 and fiscal 1999, no single customer accounted for greater than 10% of net sales. In fiscal 2000, Arrow Electronics and Excelpoint Systems PTE, both distributors, accounted for 17% and 14% of net sales, respectively. Other than the

United States and Taiwan (16% of net sales in fiscal 2001), no one country accounted for more than 10% of net sales in fiscal 2001. Sales into Tawain were $9,108,000, $4,317,000, and $3,012,000 in fiscal 2001, 2000, and 1999, respectively. In fiscal 2000 sales to Singapore were 10.5% of sales. Sales into Singapore were $3,546,000, $4,598,000 and $2,054,000 in fiscal 2001, 2000, and
1999, respectively. Foreign currency transaction gains and losses are not significant.

        Net sales to geographic regions reported below are based upon the customers' locations (amounts in thousands):

                                                   Years Ended March 31,
                                              --------------------------------
                                              2001        2000         1999
                                            ----------  ----------   ---------
Net product sales to geographic regions:

  United States                               $30,073     $24,836      $20,476
  Europe                                        4,941       3,882        3,126
  Far East and other                           22,520      15,045       10,015
                                            ----------  ----------   ---------
Net product sales                             $57,534     $43,763      $33,617
                                            ==========  ==========   =========



17.     RESTATED QUARTERLY FINANCIAL DATA (UNAUDITED)

        As publicly announced on April 26, 2001, the Company had incorrectly accounted for certain restricted stock grants. The impact of the restatement was to change net income for the year ended March 31, 2000 from $632,000 to $275,000; basic earnings per share from $0.06 to $0.03; and diluted earnings per share from $0.05 to $0.02. The restatement resulted in an increase of $357,000 in the Company's accumulated deficit as of March 31, 2000 from $33,528,000 to $33,885,000, as well as a corresponding increase in the balance of the Company's common stock as of March 31, 2000 from $56,479,000 to $56,836,000. As a result of the finding, the Company has restated previously reported annual results, including the March 31, 2000 financial information set forth herein.

                                       CALIFORNIA MICRO DEVICES CORPORATION
                                                QUARTERLY SUMMARY
                                                   (UNAUDITED)
                                  (Amounts in Thousands, Except Per Share Data)
                                                                    For the three months ended
                                                    -------------------------------------------------------------
                                                      June 30       September 30    December 31      March 31
                                                    ------------- -------------------------------- --------------
Fiscal 2001
-----------
Net sales                                               $14,876         $16,112         $14,507         $12,039
Costs and expenses:
  Cost of sales                                           9,600          10,725           9,076           9,965
  Research & development                                    810             900             892             803
  Selling, marketing and administrative                   2,806           2,857           3,031           2,670
                                                     ------------    ------------    -----------     -----------
Total costs and expenses                                 13,216          14,482          12,999          13,438

Operating income (loss)                                   1,660           1,630           1,508          (1,399)

Interest expense                                            236             247             242             257
Interest (income) and other (income) expense, net           (73)            133             (72)           (159)
                                                     ------------    ------------    -----------     -----------
Income (loss) before taxes                                1,497           1,250           1,338          (1,497)
Provision for Income taxes                                   30              25              28             (31)
                                                     ------------    ------------    -----------     -----------
Net income (loss)                                       $ 1,467         $ 1,225         $ 1,310         $(1,466)
                                                     ============    ============    ===========     ===========

Basic earnings (loss) per share                         $  0.13         $  0.11         $  0.12         $ (0.13)
                                                     ============    ============    ===========     ===========
Diluted earnings (loss) per share                       $  0.12         $  0.10         $  0.11         $ (0.13)
                                                     ============    ============    ===========     ===========

Fiscal 2000 (1)
---------------                                                                                       (restated)
Net sales                                               $ 8,517         $ 9,438         $11,664         $14,144
Costs and expenses:
  Cost of sales                                           6,209           6,639           7,867           8,856
  Research & development                                    959             769             762             876
  Selling, marketing and administrative                   2,117           2,032           2,463           3,468
                                                     ------------    ------------    -----------     -----------
Total costs and expenses                                  9,285           9,440          11,092          13,200
                                                     ------------    ------------    -----------     -----------

Operating income (loss)                                    (768)             (2)            572             944

Interest expense                                            230             218             222             220
Interest (income) and other (income) expense, net           (53)            (91)           (130)           (145)
                                                     ------------    ------------    -----------     -----------
Income (loss) before taxes                                 (945)           (129)            480             869
Provision for Income taxes                                    -               -               -               -
                                                     ------------    ------------    -----------     -----------

Net income (loss)                                        $ (945)        $  (129)        $   480         $   869
                                                     ============    ============    ===========     ===========

Basic earnings (loss) per share                         $ (0.09)        $ (0.01)        $  0.05         $  0.08
                                                     ============    ============    ===========     ===========
Diluted earnings (loss) per share                       $ (0.09)        $ (0.01)        $  0.04         $  0.07
                                                     ============    ============    ===========     ===========

(1) Income before income taxes, net income and related per share amounts for the three months ended March 31, 2000 have been restated to reflect the affect of a $357,000 compensation charge related to a restricted stock grant .

As publicly announced on April 26, 2001, the Company had incorrectly accounted for certain restricted stock grants. The impact of the restatement was to change net income for the quarter ended March 31, 2000 from $1,226,000 to $869,000; basic earnings per share from $0.11 to $0.08; and diluted earnings per share from $0.10 to $0.07. The restatement resulted in an increase of $357,000 in the Company's accumulated deficit as of March 31, 2000 from $33,528,000 to $33,885,000, as well as a corresponding increase in the balance of Company's common stock as of March 31, 2000 from $56,479,000 to $56,836,000. As a result of the finding, the Company has restated previously reported quarterly results, including the March 31, 2000 financial information set forth herein.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There were no disagreements with the independent auditors in fiscal 2001, 2000, and 1999.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item is set forth in the 2001 Proxy Statement under the captions "Directors and Executive Officers of the
Registrant"  and  "Executive   Compensation"  and  is  incorporated   herein  by
reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item is set forth in the 2001 Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2001 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

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
               Exhibit
               Number           Description                            Document if Incorporated by Reference
               -------------    ----------------------------------     ---------------------------------------------------
               3(i)             Articles of Incorporation, as          Exhibit 3(i) to the Company's Annual Report on
                                amended.                               Form 10K (File No. 0-15549) for the fiscal year
                                                                       ended March 31, 1995, ("1995 Form 10-K").

               3(ii)            By-laws, as amended.                   Exhibit 3(ii) to the Company's Annual Report on
                                                                       Form 10K (File No. 0-15549) for the fiscal year
                                                                       ended March 31, 1995, ("1995 Form 10-K").

               10.11            Commitment letter from Comerica
                                Bank.

               23.1             Consent of Ernst & Young,
                                Independent Auditors

        (b)       1.       Reports on Form 8-K:

                           None

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement in connection with its August 7, 2001 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2001) are incorporated by reference into Part III.

                                                 SCHEDULE 2

                                    CALIFORNIA MICRO DEVICES CORPORATION
                                     VALUATION AND QUALIFYING ACCOUNTS

                                 Years Ended March 31, 2001, 2000, and 1999
                                           (Amounts in Thousands)
                                                                 Additions
                                                   Balance at    Charged to                    Balance at
                                                   Beginning      Cost and       Deductions      End of
                                                    of Year       Expense           (1)           Year
                                                  ------------- -------------   ------------- -------------
Year ended March 31, 2001
  Allowance for doubtful accounts
    (deducted from accounts receivable)              $ 219          $ -             $ 60         $ 279
                                                     ======         ====            ====         =====

Year ended March 31, 2000
  Allowance for doubtful accounts
    (deducted from accounts receivable)              $ 224          $ -             $ 5          $ 219
                                                     ======         ====            ====         =====

Year ended March 31, 1999
  Allowance for doubtful accounts
    (deducted from accounts receivable)              $ 380          $ -            $ 156         $ 224
                                                     ======         ====           ======        =====

(1) Represents write-offs net of recovery of receivables.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June 2001.

CALIFORNIA MICRO DEVICES CORPORATION
               (Registrant)


By:     /s/ Robert V. Dickinson
        -----------------------------------
        ROBERT V. DICKINSON
        President and Chief Executive Officer

        Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the
Registrant and in the capacities indicated on the 15th day of June 2001.
By:

        /s/ Robert V. Dickinson                    President and Chief Executive Officer
        ----------------------------              (Principal Executive Officer)
        ROBERT V. DICKINSON


        /s/ John E. Trewin                         Vice President and Chief Financial Officer
        ----------------------------              (Principal Financial and Accounting Officer)
        JOHN E. TREWIN


        /s/ Wade Meyercord                         Chairman of the Board
        ----------------------------
        WADE MEYERCORD


        /s/ Angel G. Jordan                        Director
        ----------------------------
        ANGEL G. JORDAN


        /s/ Jeffrey C. Kalb                        Director
        ----------------------------
        JEFFREY C. KALB


        /s/ J. Daniel McCranie                     Director
        ----------------------------
        J. DANIEL MCCRANIE


        /s/ Stuart Schube                          Director
        ----------------------------
        STUART SCHUBE


        /s/ John Sprague                           Director
        ----------------------------
        JOHN SPRAGUE


        /s/ Donald Waite                           Director
        ----------------------------
        DONALD WAITE
