Form 10-Q
period 2001-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2001-08-14
CIK 800460

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended June 30, 2001

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

                                 (408) 263-3214
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address, and former fiscal year
                         if changed since last report)


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

As of June 30, 2001, there were outstanding 11,498,542 shares of Issuer's Common Stock.

                      CALIFORNIA MICRO DEVICES CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1. Financial Statements

          Statements of Operations
             Three Months Ended June 30, 2001 and 2000                      2

          Balance Sheets
             June 30, 2001 and March 31, 2001                               3

          Statements of Cash Flows
             Three Months Ended June 30, 2001 and 2000                      4

          Notes to Financial Statements                                     5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Item 3. Quantitative and Qualitative Disclosures About Market Risk          9


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  10

Item 6. Exhibits and Reports on Form 8-K                                   10

Signature                                                                  11

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                            STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                             Three Months Ended
                                                                 June 30,
                                                          ----------------------
                                                            2001          2000
                                                          --------      --------
Net sales                                                 $  6,105      $ 14,876

Cost and expenses:
  Cost of sales                                              6,658         9,600
  Research and development                                     898           810
  Selling, marketing and administrative                      2,714         2,806
                                                          --------      --------
    Total costs and expenses                                10,270        13,216
                                                          --------      --------

Operating income (loss)                                     (4,165)        1,660
Other expense, net
                                                               126           163
                                                          --------      --------

Income before income taxes                                  (4,291)        1,497

Provision for income taxes
                                                              --              30
                                                          --------      --------

Net income (loss)                                         $ (4,291)     $  1,467
                                                          ========      ========

Net earnings(loss) per share - basic                      $  (0.37)     $   0.13
                                                          ========      ========

Net earnings(loss) per share - diluted                    $  (0.37)     $   0.12
                                                          ========      ========

Weighted average common shares
  and share equivalents outstanding - basic                 11,474        11,104
                                                          ========      ========

Weighted average common shares
  and share equivalents outstanding - diluted               11,474        12,523
                                                          ========      ========

The accompanying notes are an integral part of these financial statements.

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                           BALANCE SHEETS
                                              (Amounts in Thousands, Except Share Data)

                                                                                                         June 30,          March 31,
                                                                                                           2001              2001*
                                                                                                         --------          --------
                                                                                                        (Unaudited)
ASSETS:
Current assets:

  Cash and cash equivalents                                                                              $  2,106          $  2,309
  Short-term investments                                                                                    3,333             4,288
  Accounts receivable, less allowance for doubtful
    accounts of $285 and $279                                                                               4,565             8,068
  Inventories                                                                                              10,873            11,716
  Other assets                                                                                              1,315             1,451
                                                                                                         --------          --------
    Total current assets                                                                                   22,192            27,832

Property, plant and equipment, net                                                                         14,050            14,372
Restricted cash                                                                                             1,128               914
Other long-term assets                                                                                      1,162             1,151
                                                                                                         --------          --------

    Total assets                                                                                         $ 38,532          $ 44,269
                                                                                                         ========          ========


LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:

  Accounts payable                                                                                       $  2,848          $  3,471
  Accrued salaries and benefits                                                                               946             1,135
  Other accrued liabilities                                                                                   409               657
  Deferred margin on shipments to distributors                                                                784               772
  Current maturities of long-term debt and capital
    lease obligations                                                                                       1,347             1,594
                                                                                                         --------          --------
    Total current liabilities                                                                               6,334             7,629

Long-term debt and capital lease obligations, less current maturities                                       8,678             8,947
Other long-term liabilities                                                                                   548               533
                                                                                                         --------          --------
    Total liabilities                                                                                      15,560            17,109

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000; issued and outstanding
    June 30 and March 31, 2001 11,498,542 and
    11,459,503, respectively                                                                               58,616            58,509
  Accumulated deficit                                                                                     (35,640)          (31,349)
  Accumulated other comprehensive income (loss)                                                                (4)             --
                                                                                                         --------          --------
    Total shareholders' equity                                                                             22,972            27,160
                                                                                                         --------          --------

  Total liabilities and shareholders' equity                                                             $ 38,532          $ 44,269
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

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                      STATEMENTS OF CASH FLOWS
                                                       (Amounts in Thousands)
                                                             (Unaudited)

                                                                                                              Three Months Ended
                                                                                                                   June 30,
                                                                                                           ------------------------
                                                                                                            2001              2000
                                                                                                           -------          -------
Cash flows from operating activities:
  Net Income/(loss)                                                                                        $(4,291)         $ 1,467
  Adjustments to reconcile net income to net cash provided by/(used in)
      operating activities:
  Depreciation and amortization                                                                                812              745
  Net decrease/(increase) in inventories                                                                       843             (170)
  Net decrease/(increase) in accounts receivable                                                             3,503              317
  Net decrease/(increase) in prepaid expenses and other current assets                                         136              (39)
  Net (decrease)/increase in trade accounts payable and other current liabilities                           (1,060)            (725)
  Net decrease/(increase) in other long term assets                                                           --                  5
  Net (decrease)/increase  in deferred margin on distributor sales                                              12             --
                                                                                                           -------          -------
  Net cash (used in)/provided by operating activities                                                          (45)           1,600
                                                                                                           -------          -------

Cash used in/(provided by) investing activities:

  Securities purchases                                                                                      (2,661)          (3,011)
  Securities sales and maturities                                                                            3,612            2,795
  Capital expenditures                                                                                        (486)          (1,585)
  Net change in restricted cash                                                                               (214)            (224)
                                                                                                           -------          -------
Net cash (used in)/ provided by investing activities                                                           251           (2,025)
                                                                                                           -------          -------

Cash flows from financing activities:

  Repayments of capital lease obligations                                                                     (160)            (100)
  Repayments of long-term debt                                                                                (356)             (45)
  Borrowing of long-term debt                                                                                 --                993
  Proceeds from issuance of common stock                                                                       107              262
                                                                                                           -------          -------
  Net cash (used in)/provided by financing activities                                                         (409)           1,110
                                                                                                           -------          -------

  Net (decrease)/increase in cash and cash equivalents                                                        (203)             685

  Cash and cash equivalents at beginning of period                                                           2,309            1,490
                                                                                                           -------          -------
  Cash and cash equivalents at end of period                                                               $ 2,106          $ 2,175
                                                                                                           =======          =======

Supplemental disclosures of cash flow information:

  Interest paid                                                                                            $   235          $   236
  Income taxes paid                                                                                        $    32          $     0
Supplemental disclosures of non-cash investing and financing activities:

  Unrealized gain (loss) on securities                                                                     $    (4)         $     9

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION

                          Notes to Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of June 30, 2001, results of operations for the three-month periods ended June 30, 2001 and 2000, and cash flows for the three-month periods ended June 30, 2001 and 2000. Results for the quarter are not necessarily indicative of fiscal year results.

The condensed financial statements should be read in conjunction with the financial statements included with the Company's annual report on Form 10-K for the fiscal year ended March 31, 2001.

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

3. Inventories

The components of inventory consist of the following (amounts in thousands):

                                                    June 30,           March 31,
                                                      2001                2001
                                                     -------             -------
Raw materials                                        $   676             $   574
Work-in-process                                        6,101               6,337
Finished goods                                         4,096               4,805
                                                     -------             -------
                                                     $10,873             $11,716
                                                     =======             =======


4. Litigation

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

5. Earnings (Loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share: (In thousands, except per share amounts)

                                                             Three months ended
                                                                  June 30,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Numerator:
  Numerator for basic and diluted net income per
    share - net income (loss)                               $ (4,291)   $  1,467

Denominator for basic net income (loss) per share:
  Weighted average common shares used in computing
    basic net income (loss) per share                         11,474      11,104

Basic net income (loss) per share                           $  (0.37)   $   0.13

Denominator for diluted net income per share:

  Weighted average common shares                              11,474      11,104
  Employee stock options to purchase common stock               --         1,419
                                                            --------    --------
Shares used in computing diluted net income per share         11,474      12,523

Diluted net income (loss) per share                         $  (0.37)   $   0.12


Options to purchase 1,391,751 shares of common stock were outstanding during the three months ended June 30, 2001, but were not included in the computation of diluted net loss per share as the Company incurred a net loss and the effect of the securities would have been antidilutive.

6. Comprehensive Income

Comprehensive (loss) income for the three-months ended June 30, 2001 and June 30, 2000 was ($4,295,000) and $1,458,000, respectively.

7. Income Taxes

For the three months ended June 30, 2001 there was no provision for income taxes due to the net loss for the period. For the three months ended June 30, 2000, the Company recorded a provision for income taxes of $30,000 based on the projected effective annual tax rate of 2%, substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. The June 30, 2000 tax provision consisted of federal and state alternative minimum taxes.

8. Change in Estimate

The Company revised its estimate of sales through its distribution channels. As a result, the Company deferred an additional $1.3 million in revenue at the end of the quarter. The effect on net loss was an increase of $229,000.

9. Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") requires that we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. SFAS No. 133 was effective for the Company beginning on April 1, 2001. We do not currently hold any derivatives and do not anticipate holding any derivatives in the future. Accordingly, we do not expect this pronouncement to materially impact future results.

On July 20, 2001 the FASB issued Statement 141 on business combinations prohibiting pooling-of-interests and Statement 142 on goodwill and other intangible assets. Under Statement 142, goodwill no longer will be amortized, but instead, will be tested for impairment on a periodic basis. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will be required to adopt Statement 142 in the fiscal year beginning April 1, 2002. The Company does not currently have material intangible assets and therefore expects that the adoption of these two statements will not have a material affect on the Company.

10. Subsequent Events

During fiscal 2002, we entered into a capital equipment financing facility for $500,000 collateralized by certain of our equipment. The terms of this facility allows us to borrow at prime plus 0.75% and expires on August 31, 2001. During the second quarter of 2002, we borrowed $499,000 under this facility.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operations

Product sales for the quarter ended June 30, 2001, decreased by $8,771,000 or 59%, compared to the quarter ended June 30, 2000, with the largest component of the decrease being in products for the communications infrastructure market. Unit shipments decreased 32% to 19.7 million units in the June 30, 2001 quarter compared to 28.8 million units in the year-earlier quarter. Due to the severity of the current business environment, the Company revised its estimate of sales through its distribution channels and as a result, deferred an additional $1.3 million in revenue at the end of the quarter.

Cost of goods sold increased to 109% of sales in the June 30, 2001 quarter compared to 64.5% in the year-earlier period. This increase was primarily due to reduced factory utilization and lower economies of scale resulting from the low level of sales and provisions for slow-moving inventory totaling $1.3 million.

Research and development expense was $898,000 and $810,000 for the three months ended June 30, 2001 and 2000, respectively. The increase in research and development expense was primarily due to increased headcount.

Selling, marketing and administrative expenses were $2,714,000 and $2,806,000 for the three months ended June 30, 2001 and 2000, respectively. The decrease in the fiscal 2002 quarter is primarily due to decreased commissions, partially offset by reserves for a reorganization of its distribution channels.

As a result of the factors discussed above, operating loss for the three months ended June 30, 2001, was $4,165,000 compared to an operating income of $1,660,000 in the year-earlier period.

Other expense, net for the three months ended June 30, 2001 and 2000, was $126,000 and $163,000, respectively, as the Company had increased gains in the market value of investments related to the Company's executive deferred compensation program of $31,000, which offset the reduction in interest income due to lower investment balances and reduced interest rates in the period.

For the three months ended June 30, 2000, the Company recorded a provision for income taxes of $30,000 based on the projected effective annual tax rate of 2%. The effective tax rate for fiscal 2001 was substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. The Company's tax provision consisted of federal and state alternative minimum taxes. No similar amounts were recorded for the three months ended June 30, 2001 due to the Company's net loss during the period.

Liquidity and Capital Resources

Total cash, short-term securities and investments as of June 30, 2001, was $5.4 million compared to $6.6 million on March 31, 2001. Cash provided by decreases in receivables and inventories was offset by the net loss and a decrease in accounts payable. As a result, cash used by operating activities was $45,000. Capital expenditures totaled $486,000, primarily reflecting our investment in new equipment to support our production of chip scale products, which are expected to ramp up later this year. Payments of $516,000 against long term debt and capital leases was partially offset by $107,000 received from the sale of stock through our employee stock option and stock purchase plans.

We have a $3.0 million revolving secured line of credit agreement that expires on June 30, 2002. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line. During fiscal 1999, we borrowed $650,000 under a credit agreement, due June 14, 2002, collateralized by certain of our equipment. The agreement extends for 42 months, carries an interest rate of 9.9% and has a prepayment option. During fiscal 2001, we entered into an additional agreement with the same provider for $975,000 credit agreement collateralized by certain of our equipment at a 9.6% interest rate for a period of 48 months. This agreement expires on March 31, 2005. During fiscal 2000, we entered into two capital equipment financing facilities for $1.0 million and $500,000. The terms of these facilities allow us to borrow at prime plus 0.75% and expire on July 31 and August 31, 2003, respectfully. During fiscal 2000 and 2001, we borrowed the full amounts available under these facilities. At March 31, 2001, no additional funds were available under these two facilities. In July 2000, we secured an additional $2.0 million equipment financing facility that expires on December 25, 2003. Under the terms of this facility we can borrow at prime plus 0.5%. During fiscal 2001 we borrowed $997,000 against this $2.0 million facility. During fiscal 2002, we entered into a capital equipment financing facility for $500,000 collateralized by certain of our equipment. The terms of this facility allows us to borrow at prime plus 0.75% and expires on August 31, 2001. During the second quarter of 2002, we borrowed $499,000 under this facility. We are in compliance with our financial covenants.

While we expect to fund our future liquidity needs through existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements, we expect to use a significant portion of our cash when and if our revenues increase. Depending on market conditions and the results of operations, we may pursue other sources of liquidity such as a private equity or debt financing.

The Company believes that it has sufficient financial resources to fund its operations for the foreseeable future.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred from the Company's report on Form 10-K for the period ending March 31, 2001.

Cautionary Statement

   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives, Words such as "anticipates", "expects", "intends", "plans "believes",, "seeks", and "estimates", and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our expectation that our production of chip scale products will ramp up later this year, (2) our expectation to fund our future liquidity needs through existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements, (3) our belief that the Company has sufficient financial resources to fund its operations for the foreseeable future, and (4) our expectation that the Company will utilize a significant portion of our cash if and when its revenues increase. These statements are only prediction, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in the Company's other SEC filings, in particular its annual report on Form 10-K for fiscal 2001 ended March 31, 2001. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

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

ITEM 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibit                    Description
                  -------                    -----------
                  1.  Commitment Letter      Offer  letter  dated March 29, 2001
                                             between  the  Company and Robert V.
                                             Dickinson, President and CEO of the
                                             Company.

                  2.  Option Agreement       Stock Option  Agreement dated April
                                             16,  2001,  between the Company and
                                             Robert V. Dickinson,  President and
                                             CEO of the Company.

         (b)      Form 8-K                   On  April  16,  2001,  the  Company
                                             filed  a Form  8-K,  under  Item 5,
                                             reporting  the  selection  of a new
                                             CEO and President.

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


                      CALIFORNIA MICRO DEVICES CORPORATION
                      ------------------------------------
                                  (Registrant)

Date:   August 14, 2001           /s/ John E. Trewin
                                  ----------------------------------------------
                                  John E. Trewin
                                  Vice President and Chief Financial Officer