Form 10-Q
period 2001-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2001-11-14
CIK 800460

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended September 30, 2001

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

                                 Not applicable
             -------------------------------------------------------
             (Former name, former address, and former fiscal year if
                           changed since last report)


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

As of September 30, 2001, there were outstanding 11,614,100 shares of Issuer's Common Stock.

                      CALIFORNIA MICRO DEVICES CORPORATION


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                     Page Number
                                                                     -----------

Item 1.  Financial Statements

            Statements of Operations
              Three and Six Months Ended September 30, 2001 and 2000      2

            Balance Sheets
              September 30, 2001 and March 31, 2001                       3

            Statements of Cash Flows
              Six Months Ended September 30, 2001 and 2000                4

            Notes to Financial Statements                                 5

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk       10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 4.  Submission of Matters to a Vote of Security Holders             13

Item 6.  Exhibits and Reports on Form 8-K                                14

Signature                                                                15

ITEM 1. Financial Statements.


                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                      STATEMENTS OF OPERATIONS
                                            (Amounts in Thousands, Except Per Share Data)
                                                             (Unaudited)


                                                                        Three Months Ended                  Six Months Ended
                                                                           September 30,                       September 30,
                                                                    ---------------------------          ---------------------------
                                                                      2001               2000              2001               2000
                                                                    --------           --------          --------           --------
Net sales                                                           $  8,638           $ 16,112          $ 14,743           $ 30,988

Cost and expenses:
  Cost of sales                                                        8,986             10,725            15,644             20,325
  Research and development                                             1,027                900             1,925              1,710
  Selling, marketing and administrative                                2,463              2,857             5,177              5,663
  Special charges                                                      4,110               --               4,110               --
                                                                    --------           --------          --------           --------
    Total costs and expenses                                          16,586             14,482            26,856             27,698
                                                                    --------           --------          --------           --------

Operating income (loss)                                               (7,948)             1,630           (12,113)             3,290

Other expense, net                                                       313                380               439                543
                                                                    --------           --------          --------           --------
Income (loss) before income taxes                                     (8,261)             1,250           (12,552)             2,747

Provision for income taxes
                                                                        --                   25              --                   55
                                                                    --------           --------          --------           --------

Net income (loss)                                                   $ (8,261)          $  1,225          $(12,552)          $  2,692
                                                                    ========           ========          ========           ========

Net earnings/(loss) per share - basic                               $  (0.71)          $   0.11          $  (1.09)          $   0.24
                                                                    ========           ========          ========           ========

Net earnings/(loss) per share - diluted                             $  (0.71)          $   0.10          $  (1.09)          $   0.21
                                                                    ========           ========          ========           ========

Weighted average common shares and
  share equivalents outstanding - basic                               11,575             11,213            11,525             11,166
                                                                    ========           ========          ========           ========

Weighted average common shares and
  share equivalents outstanding - diluted                             11,575             12,578            11,525             12,548
                                                                    ========           ========          ========           ========

The accompanying notes are an integral part of these financial statements.

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                           BALANCE SHEETS
                                              (Amounts in Thousands, Except Share Data)


                                                                                                  September 30,            March 31,
                                                                                                       2001                  2001*
                                                                                                     --------              --------
                                                                                                               (Unaudited)
ASSETS:
Current assets:
  Cash and short-term securities                                                                     $  1,361              $  2,309
  Short-term investments                                                                                3,120                 4,288
  Accounts receivable, less allowance for doubtful
    accounts of $220 and $219                                                                           4,631                 8,068
  Inventories                                                                                           9,025                11,716
  Prepaid expenses and other assets                                                                     1,350                 1,451
                                                                                                     --------              --------
    Total current assets                                                                               19,487                27,832

Property, plant & equipment, net                                                                       10,538                14,372
Restricted cash                                                                                           983                   914
Other long term assets                                                                                  1,082                 1,151
                                                                                                     --------              --------

    Total assets                                                                                     $ 32,090              $ 44,269
                                                                                                     ========              ========

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                                   $  3,369              $  3,471
  Accrued salaries and benefits                                                                         1,061                 1,135
  Other accrued liabilities                                                                             1,119                   657
  Deferred margin on shipments to distributors                                                            519                   772
  Current maturities of long-term debt and capital
    lease obligations                                                                                   1,496                 1,594
                                                                                                     --------              --------
    Total current liabilities                                                                           7,564                 7,629

Long-term debt, less current maturities                                                                 8,692                 8,947
Capital lease obligations, less current maturities                                                        486                   533
                                                                                                     --------              --------
    Total liabilities                                                                                  16,742                17,109

Shareholders' equity:
  Common stock - no par value;  authorized 25,000,000;
    issued and  outstanding September 30 and March 31, 2001:
    11,614,100 and 11,459,503, respectively                                                            59,260                58,509
  Accumulated deficit                                                                                 (43,901)              (31,349)
  Accumulated other comprehensive loss                                                                    (11)                 --
                                                                                                     --------              --------
    Total shareholders' equity                                                                         15,348                27,160
                                                                                                     --------              --------

  Total liabilities and shareholders' equity                                                         $ 32,090              $ 44,269
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

                                                CALIFORNIA MICRO DEVICES CORPORATION
                                                      STATEMENTS OF CASH FLOWS
                                                       (Amounts in Thousands)
                                                             (Unaudited)


                                                                                                             Six Months Ended
                                                                                                               September 30,
                                                                                                         --------------------------
                                                                                                           2001              2000
                                                                                                         --------          --------
Cash flows from operating activities:
  Net income (loss)                                                                                      $(12,552)         $  2,692
  Adjustments to reconcile net income (loss)
     to net cash provided by/(used in) operating activities:
  Non-cash portion of special charges                                                                       3,395              --
  Write-off of discontinued inventory                                                                         511              --
  Depreciation and amortization                                                                             1,627             1,468
  Net decrease/(increase) in inventories                                                                    2,180              (502)
  Net decrease in accounts receivable                                                                       3,437               201
  Net decrease/(increase) in prepaid expenses and other current assets                                        101               (69)
  Net increase/(decrease) in trade accounts payable and other current liabilities                             286              (300)
  Net decrease in other long term assets                                                                       14                10
  Net (decrease)/increase in deferred margin on distributor sales                                            (253)             --
                                                                                                         --------          --------
Net cash (used in)/provided by operating activities                                                        (1,254)            3,500
                                                                                                         --------          --------

Cash flows from investing activities:
  Short-term investment purchases                                                                          (4,772)           (5,453)
  Short-term investment sales                                                                               5,929             4,348
  Capital expenditures                                                                                     (1,180)           (3,157)
  Net change in restricted cash                                                                               (69)              (83)
                                                                                                         --------          --------
Net cash used in investing activities                                                                         (92)           (4,345)
                                                                                                         --------          --------

Cash flows from financing activities:
  Repayments of capital lease obligations                                                                    (165)             (204)
  Repayments of long-term debt                                                                               (687)             (127)
  Borrowing of long-term debt                                                                                 499             1,003
  Proceeds from issuance of common stock                                                                      751               932
                                                                                                         --------          --------
Net cash provided by financing activities                                                                     398             1,604
                                                                                                         --------          --------

Net (decrease)/increase in cash and cash equivalents                                                         (948)              759
Cash and cash equivalents at beginning of period                                                            2,309             1,490
                                                                                                         --------          --------
Cash and cash equivalents at end of period                                                               $  1,361          $  2,249
                                                                                                         ========          ========

Supplemental disclosures of cash flow information:
Interest paid                                                                                            $    463          $    483
Income taxes paid                                                                                        $   --            $   --


The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION

                          Notes to Financial Statements

1. Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly California Micro Devices Corporation's (the "Company") financial position as of September 30, 2001, results of operations for the three and six month periods ended September 30, 2001 and 2000, and cash flows for the six-month periods ended September 30, 2001 and 2000. Results for the quarter are not necessarily indicative of fiscal year results.

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

3. Inventories

The components of inventory consist of the following (amounts in thousands):

                                                   September 30,       March 31,
                                                       2001              2001
                                                     -------            -------
Raw materials                                        $   667            $   574
Work-in-process                                        5,009              6,337
Finished goods                                         3,349              4,805
                                                     -------            -------
                                                     $ 9,025            $11,716
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

5. Earnings (Loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share: (In thousands, except per share amounts)

                                                                             Three Months Ended               Six Months Ended
                                                                                September 30                    September 30
                                                                          -------------------------        -------------------------
                                                                            2001             2000            2001             2000
                                                                          --------         --------        --------         --------
Numerator:
  Numerator for basic and diluted net income per
    share - net income (loss)                                             $ (8,261)        $  1,225        $(12,552)        $  2,692

Denominator for basic net income (loss) per share:
  Weighted average common shares used in
    computing basic net income (loss) per share                             11,575           11,213          11,525           11,166
                                                                          --------         --------        --------         --------

Basic net income (loss) per share                                         $  (0.71)        $   0.11        $  (1.09)        $   0.24
                                                                          --------         --------        --------         --------

Denominator for diluted net income per share:
  Weighted average common shares                                            11,575           11,213          11,525           11,166
  Employee stock options to purchase common stock                             --              1,365            --              1,382
                                                                          --------         --------        --------         --------

Shares used in computing diluted net income per
  share                                                                     11,575           12,578          11,525           12,548
                                                                          --------         --------        --------         --------

Diluted net income (loss) per share                                       $  (0.71)        $   0.10        $  (1.09)        $   0.21
                                                                          --------         --------        --------         --------


Options to purchase 1,672,716 and 1,550,732 shares of common stock were outstanding during the three and six month periods ended September 30, 2001, but were not included in the computation of diluted net income per share because the Company incurred a net loss. Options to purchase 249,679 and 142,788 shares of common stock were outstanding during the three and six months ended September 30, 2000 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

6. Comprehensive Income

Comprehensive (loss) income for the three and six months ended September 30, 2001 was $(8,267,000) and $(12,563,000), respectively and the three and six months ended September 30, 2000 was $1,213,000 and $2,680,000, respectively.

7. Income Taxes

For the three months and six months ended September 30, 2001 there was no provision for income taxes due to the net loss for the period. For the three and six months ended September 30, 2000, the Company recorded provisions for income taxes of $25,000 and $55,000, respectively, based on the projected effective annual tax rate of 2%, substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. The fiscal 2001 tax provisions consisted of federal and state alternative minimum taxes.

8. Restructuring & Impairment Charges

In September 2001, the Company's board of directors approved a detailed plan for the implementation of our previously announced strategy to outsource a significant portion of our wafer manufacturing. The plan calls for the consolidation of most of our remaining internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing operations continuing at our Milpitas headquarters. As a result of the plan, the Company recorded restructuring and impairment charges of $4.6 million. Of the $4.6 million charge, $0.5 million was recorded in cost of goods sold and $4.1 million was included in operating expenses under the caption "Special Charges".

The following table describes the nature of the restructuring charges:

Provided and as at September 30, 2001, amounts in thousands:

                                                                                                                     Remaining at
                                                                                  Cash              Non-Cash         September 30,
                                                            Provision           Payments            Charges               2001
                                                              ------              -----              ------              ------
Severance & benefits                                          $  424              $--                $ --                $  424
Facilities and equipment                                       3,686               --                 3,395                 291
                                                              ------              -----              ------              ------
Special charges                                               $4,110              $--                $3,395              $  715
Discontinued Inventory                                        $  511               --                   511                --


Severance and benefits: this charge relates to the salary and fringe benefit expense for manufacturing employees who will be terminated as the outsourcing plan is implemented. Approximately 65 employees will be affected in fiscal 2002. Prior to the date of the financial statements, management with the proper level of authority, approved and committed the Company to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefit package to employees in enough detail that they could determine their type and amount of benefit. No employees had been terminated as of September 30, 2001. Management anticipates that the termination of the impacted employees will be completed by June 30, 2002.

Facilities and equipment: the plan calls for the Company to relocate its Milpitas facility after the consolidation of manufacturing to its owned Tempe facility. The facilities charge includes $291,000 in estimated renovation costs to restore the current Milpitas facility to its pre-lease condition. The equipment charge of $3,395,000 is related to the write-down of equipment that will be located in Tempe and continue to be used to produce approximately 25% of the Company's products. The plan calls for a decrease in the number and volume of products generated with this asset pool and as a result, management determined that these assets were impaired. The Company wrote-down the assets to their fair value. Fair value was estimated as the amounts for which the assets could be purchased in an arms-length transaction. The Company used a consultant to assist it in determining the fair value of the affected assets.

Discontinued Inventory: the Company discontinued certain older products and wrote-off the related discontinued manufacturing inventory. The $511,000 charge related to the write-off of the inventory has been classified as a part of cost of goods sold in the statement of operation.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.


Results of Operations

Product sales for the quarter ended September 30, 2001, decreased by $7,474,000 or 46%, compared to the quarter ended September 30, 2000, with the largest component of the decrease being in products for the communications infrastructure market followed by lower sales into the computer market. These declines were partially offset by higher sales into the medical/other area primarily due to increased sales into a lighting application. Unit shipments decreased 44% to 20.1 million units in the September 30, 2001 quarter compared to 35.9 million units in the year-earlier quarter.

Product sales for the six months ended September 30, 2001, decreased by $16,245,000 or 52%, compared to the six months ended September 30, 2000, with the largest component of the decrease being in products for the communications infrastructure market followed by lower sales into the computer market. These declines were partially offset by higher sales into the medical/other area primarily due to increased sales into a lighting application. Unit shipments decreased 39% to 39.9 million units in the six months ended September 30, 2001 compared to 64.8 million units in the year-earlier period.

Gross margins decreased to a negative 4.0% in the September 30, 2001 quarter compared to positive 33.4% in the year-earlier period and to a negative 6.1% for the six months ended September 30, 2001 compared to positive 34.4% in the year-earlier period, in each case primarily due to decreased sales and decreased manufacturing efficiencies. Additionally, cost of goods sold in the three and six months ended September 30, 2001 included a $0.5 million charge related to our previously announced strategy to outsource a significant portion of our wafer manufacturing.

Research and development (R&D) expense was $1,027,000 and $901,000 for the quarters ended September 30, 2001 and 2000, respectively. The increase in research and development expense was due to increased personnel costs, including the cost of opening a new design center in Austin, Texas. R&D expense for the six months ended September 30, 2001 and 2000 was $1,925,000 and $1,710,000, respectively, also due to increased personnel costs.

Selling, marketing and administrative expenses were $2,463,000 and $2,857,000 for the quarters ended September 30, 2001 and 2000, respectively and $5,177,000 and $5,663,000 for the six months ended September 30, 2001 and 2000, respectively. The decreases in the fiscal 2002 periods are primarily due to decreased commissions expense, decreased personnel costs and decreased advertising, partially offset by increased legal costs.

For the three and six months ended September 30, 2001, we recorded restructuring and other charges totaling $4.6 million related to our previously announced strategy to outsource a significant portion of our wafer manufacturing. As part of this strategy, we plan to consolidate all of our remaining internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing operations continuing at our Milpitas, CA headquarters. Of the $4.6 million charge, $0.5 million was recorded in cost of goods sold and $4.1 million was included in operating expenses as "Special Charges". The Company noted that $3.9 million of the charges are non-cash in nature and the cash impact of the remaining $0.7 million will be felt in the first half of calendar 2002.

The following table describes the nature of the restructuring charges:

Provided and as at September 30, 2001, amounts in thousands:

                                                                                                                     Remaining at
                                                                                  Cash              Non-Cash         September 30,
                                                            Provision           Payments            Charges               2001
                                                              ------              -----              ------              ------
Severance & benefits                                          $  424              $--                $ --                $  424
Facilities and equipment                                       3,686               --                 3,395                 291
                                                              ------              -----              ------              ------
Special charges                                               $4,110              $--                $3,395              $  715
Discontinued Inventory                                        $  511               --                   511                --

As a result of the factors discussed above, operating loss for the quarter ended September 30, 2001, was $7,948,000 compared to operating income of $1,630,000 in the year-earlier quarter and operating loss for the six months ended September 30, 2001 was $12,113,000 compared to operating income of $3,290,000 for the year-earlier period.

Other expense, net, for the quarter ended September 30, 2001 and 2000, was $313,000 and $380,000, respectively, and for the six months ended September 30, 2001 and 2000, was $439,000 and $543,000, respectively. The decreases in the fiscal 2002 periods were primarily due to reduced interest income.

For the three months and six months ended September 30, 2001 there was no provision for income taxes due to the net loss for the period. For the three and six months ended September 30, 2000, the Company recorded provisions for income taxes of $25,000 and $55,000, respectively, based on the projected effective annual tax rate of 2%, substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. The fiscal 2000 tax provisions consisted of federal and state alternative minimum taxes.

Liquidity and Capital Resources

Total cash, short-term securities and investments as of September 30, 2001, was $4.5 million compared to $6.6 million on March 31, 2001. Receivables decreased to $4.6 million at September 30, 2001 compared to $8.1 million six months earlier. Receivables days sales outstanding were 48 days as of September 30, 2001 as compared to 49 days at March 31, 2001. Inventories decreased from the March quarter, with inventory turns at 3.7 compared to 3.4 at March 31, 2001. Capital expenditures for the six months ended September 30, 2001, totaled $1.2 million, reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up later this year.

We have a $3.0 million revolving secured line of credit agreement that expires on June 30, 2002. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line. During fiscal 1999, we borrowed $650,000 under a credit agreement, due June 14, 2002, collateralized by certain of our equipment. The agreement extends for 42 months, carries an interest rate of 9.9%, and has a prepayment option. During fiscal 2001, we entered into an additional agreement with the same provider for $975,000 credit agreement collateralized by certain of our equipment at a 9.6% interest rate for a period of 48 months. This agreement expires on March 31, 2005. During fiscal 2000, we entered into two capital equipment financing facilities for $1.0 million and $500,000. The terms of these facilities allow us to borrow at prime plus 0.75% and expire on July 31 and August 31, 2003, respectfully. During fiscal 2000 and 2001, we borrowed the full amounts available under these facilities. At March 31, 2001, no additional funds were available under these two facilities. In July 2000, we secured an additional $2.0 million equipment financing facility that expires on December 25, 2003. Under the terms of this facility we can borrow at prime plus 0.5%. During fiscal 2001 we borrowed $997,000 against this $2.0 million facility. During fiscal 2002, we entered into a capital equipment financing facility for $500,000 collateralized by certain of our equipment. The terms of this facility allows us to borrow at prime plus 0.75% and expires on August 31, 2001. During the second quarter of fiscal 2002, we borrowed $499,000 under this facility. We are in compliance with our financial covenants.

We expect to use a significant portion of our cash when and if our revenues increase and for the manufacturing transition described above. There are certain scenarios for calendar 2002 in which we would require additional cash to fund our operations from sources other than our existing cash balances, bank borrowings, and equipment lease and loan financing arrangements. Therefore, depending on capital market conditions and the cash requirements of our operations, we plan to pursue other sources of liquidity such as a private equity or debt financing. There can be no assurance that we will be able to raise such financing if and when we desire and, if we are unable to raise such financing, we may need to scale our operations based upon the cash we have on hand.

Restructuring. In the second quarter of fiscal 2002 we announced and began to implement a restructuring program aimed at bringing our expenses more in line with the current revenue levels and restoring long-term profitability to the Company. These actions resulted in aggregate charges of $4.6 million. The fiscal 2002 restructuring action resulted in the planned elimination of approximately 65 positions, writing down certain operating assets, a plan to vacate a leased facility and relocate to a smaller facility. In first quarter fiscal 2003, an additional 27 positions will be eliminated primarily in manufacturing.

Fiscal 2002 restructuring and impairment actions were comprised of operating asset write downs of $3.4 million for fixed assets, $ 0.5 million for discontinued inventory and $ 0.7 million for severance and related expenses. We plan to vacate approximately 39,000 square feet of combined manufacturing and administration facility and relocate to a smaller facility at the end of fiscal 2002. The lease on the current facility expires on June 30, 2002. We estimate this will require in exit costs, including costs to restore the facility and relocate to a new facility of $0.3 million.

Fiscal  2002   restructuring   actions  will  resulted  in  the  elimination  of
approximately 65 positions, across all levels and functions, of which 50 positions have been eliminated as of September 30, 2001. Severance payments and related charges of $424K consist primarily of salary and expected payroll taxes, extended medical benefits, and statutory legal obligations. In first quarter fiscal 2003, additional restructuring actions will result in the elimination of approximately 27 positions primarily in manufacturing.

Impairment. As a result of the fiscal 2002 restructuring activities described above, we wrote down approximately $ 3.4 million of fixed assets primarily associated with production equipment no longer fully utilized.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred from the Company's report on Form 10-K for the period ending March 31, 2001.

Cautionary Statement

     This  report  contains  forward-looking  statements  within the  meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives, Words such as "anticipates", "expects", "intends", "plans "believes",, "seeks", and "estimates", and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our expectation that our production of chip scale products will ramp up later this year, (2) our plan to fund our future liquidity needs through a private equity or debt financing to supplement existing cash balances, cash flows from operations, bank borrowings, and equipment lease and loan financing arrangements, (3) our expectation that the Company will utilize a significant portion of our cash if and when its revenues increase and for restructuring its manufacturing operations, and (4) our plan to outsource a significant portion of our wafer manufacturing and to consolidate all of our remaining internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value backend manufacturing operations continuing at our Milpitas, CA headquarters. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in the Company's other SEC filings, in particular its annual report on Form 10-K for fiscal 2001 ended March 31, 2001. Also, due to plans to outsource a significant portion of its wafer manufacturing to one or more third parties, additional risks are encountered due to such factors as potential inability to secure adequate and cost-effective capacity during periods when demand outstrips capacity, reduced control over delivery schedules and quality, dependence upon one, or possibly more, contractors to supply us with wafers, potential misappropriation of our intellectual property, and exposure to political and economic instability in the country or countries where our third party fabrication facilities are located Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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


ITEM 2. Changes in Securities.

On September 21, 2001, the Company's Board of Directors adopted a shareholder rights plan, pursuant to which one preferred stock purchase right (a "Right") was distributed for each share of Common Stock held as of October 12, 2001. Each Right, when exercisable, will entitle the holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock at a price of $50.00 (the "Purchase Price"), subject to anti-dilution adjustments.

In general, if a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the outstanding shares of Common Stock, then each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of Common Stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price. In addition, if following the announcement of the existence of an Acquiring Person the Company is involved in a business combination or sale of 50% or more of its assets or earning power, each Right (other than those held by an Acquiring Person) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price. When the foregoing rights arise, any Rights owned by an Acquiring Person will immediately become void. The Board of Directors will also have the right, after there is an Acquiring Person, to cause each Right (except those that have become void) to be exchanged for Common Stock or substitute consideration.

The Company may redeem the Rights at a price of $0.001 per Right before the existence of an Acquiring Person is announced. The Rights expire on September 24, 2011.

This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which was filed as an exhibit to the Company's Registration Statement on Form 8-A filed on September 25, 2001.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of shareholders, at which the proposals described below were submitted to shareholders, was held on August 7, 2001.

Proposal No. 1 Election of Directors. The following individuals, who received the votes indicated, were elected as directors:

                         NAME                  FOR           WITHHELD
                         ----                  ---           --------
                  Robert V. Dickinson       8,629,401          942,118
                  Jeffrey Kalb              8,699,667          871,852
                  J. Daniel McCranie        6,731,958        2,839,561
                  Wade Meyercord            8,479,816        1,091,703
                  Dr. John L. Sprague       8,625,233          946,286
                  Donald L. Waite           8,547,933        1,023,586


Proposal No. 2 The proposal to ratify the appointment of Ernst & Young LLP, as the Company's independent auditors for the current fiscal year was approved. The results of the voting was as follows:

                      FOR                   AGAINST           WITHHELD
                  -----------               -------           --------
                  9,537,294                 22,662             11,563

Proposal No. 3 The proposal to approve the amendment of the 1995 Employee Stock Option Plan was approved. The results of the voting was as follows:

                      FOR                   AGAINST           WITHHELD
                  ------------              -------           --------
                  6,190,683                3,299,082           81,754

Proposal No. 4 The proposal to approve the Amendment of the 1995 Non-Employee Directors' Stock Option Plan was approved. The results of the voting was as follows:

                      FOR                   AGAINST           WITHHELD
                  ------------              -------           --------
                  7,903,455                 1,589,696          78,368

ITEM 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      4.1 1995 Employee Stock Option Plan amended as of July 26, 1996, amended as of July 18, 1997, amended as of August 7, 1998, amended as of August 1, 2000 and amended as of August 7, 2001.

      4.2 1995 Non-Employee Directors' Stock Option Plan, amended as of July 26, 1996, amended as of July 18, 1997, amended as of August 7, 1998, amended as of August 1, 2000 and amended as of August 7, 2001.

      10.11       Amended Commitment Letter from Comerica Bank


(b)   Form 8-K    On August 14, 2001,  the Company filed a Form 8-K,  under Item
                  5, reporting the selection of a new vice president of marketing.

                  On September  26, 2001,  the Company  filed a Form 8-K,  under
                  Item 5 reporting on the adoption of the Rights Plan described in Part II, above.

                  On November 5, 2001, the Company filed a Form 8-K, under Item 5, reporting the selection of a new vice president of sales.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CALIFORNIA MICRO DEVICES CORPORATION
                                  (Registrant)



Date:   November 14, 2001             /s/John E. Trewin
                                      ------------------------------------------
                                      John E. Trewin
                                      Vice President and Chief Financial Officer