Form 10-Q
period 2001-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2002-02-14
CIK 800460

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934 For the Period Ended December 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _____

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of December 31, 2001, there were outstanding 13,662,994 shares of Issuer's Common Stock.

                      CALIFORNIA MICRO DEVICES CORPORATION


                                      INDEX


                          PART I. FINANCIAL INFORMATION

                                                                     Page Number

Item 1.     Condensed Financial Statements

                  Condensed Statements of Operations
                           Three and Nine Months Ended December 31,
                           2001 and 2000                                    2

                  Condensed Balance Sheets
                           December 31, 2001 and March 31, 2001             3

                  Condensed Statements of Cash Flows
                           Nine Months Ended December 31, 2001 and 2000     4

                  Notes to Condensed Financial Statements                   5

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     11



                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities and Use of Proceeds                      13

Item 6.     Exhibits and Reports on Form 8-K                               14

Signature                                                                  15

ITEM 1.           Financial Statements.



                      CALIFORNIA MICRO DEVICES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)

                                                Three Months Ended     Nine Months Ended
                                                   December 31,          December 31,
                                               --------------------   --------------------
                                                 2001        2000       2001        2000
                                               --------    --------   --------    --------
Net sales                                      $  7,045    $ 14,507   $ 21,788    $ 45,495

Cost and expenses:
  Cost of sales                                  12,676       9,076     28,320      29,401

  Research and development                          993         892      2,918       2,603
  Selling, general, and administrative            2,876       3,031      8,053       8,695
  Special charges                                    45        --        4,155        --

                                               --------    --------   --------    --------
    Total costs and expenses                     16,590      12,999     43,446      40,699
                                               --------    --------   --------    --------

Operating income (loss)                          (9,545)      1,508    (21,658)      4,796
Other expense, net                                  162         170        601         711
                                               --------    --------   --------    --------
Income (loss) before income taxes                (9,707)      1,338    (22,259)      4,085

Income taxes                                       --            28       --            83
                                               --------    --------   --------    --------

Net income (loss)                              $ (9,707)   $  1,310   $(22,259)   $  4,002
                                               ========    ========   ========    ========

Net income (loss) per share - basic            $  (0.79)   $   0.12   $  (1.89)   $   0.36
                                               ========    ========   ========    ========

Weighted average common shares
  outstanding -basic                             12,264      11,302     11,771      11,212
                                               ========    ========   ========    ========

Net income (loss) per fully diluted share      $  (0.79)   $   0.11   $  (1.89)   $   0.32
                                               ========    ========   ========    ========

Weighted average fully diluted common shares
outstanding                                      12,264      12,261     11,771      12,453
                                               ========    ========   ========    ========

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION
                            CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)


                                                          December 31, March 31,
                                                             2001        2001*
                                                           --------    --------
                                                         (Unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                $  8,486    $  2,309
  Short-term investments                                      1,567       4,288
  Accounts receivable, net of allowance for doubtful
    accounts of $154 and $279                                 3,016       8,068
  Inventories                                                 4,254      11,716
  Prepaid expenses and other assets                             829       1,451
                                                           --------    --------
    Total current assets                                     18,152      27,832

Property, plant & equipment, net                             10,233      14,372
Restricted cash                                               1,202         914
Other long term assets                                        1,147       1,151
                                                           --------    --------
    Total assets                                           $ 30,734    $ 44,269
                                                           ========    ========
LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                         $  3,031    $  3,471
  Accrued salaries and benefits                                 733       1,135
  Other accrued liabilities                                   2,933         657
  Deferred margin on shipments to distributors                  325         772
  Current maturities of long-term debt and capital
    lease obligations                                         1,376       1,594
                                                           --------    --------
    Total current liabilities                                 8,398       7,629

Long-term debt, less current maturities                       8,389       8,947
Other long-term liabilities and capital leases less
  current maturities                                            536         533
                                                           --------    --------
    Total liabilities                                        17,323      17,109

Shareholders' equity:
  Common stock - no par value; authorized 25,000,000;
    issued and outstanding: 13,662,994 as of December
    31, 2001 and 11,459,503 as of March 31, 2001             67,019      58,509
  Accumulated deficit                                       (53,608)    (31,349)
                                                           --------    --------
    Total shareholders' equity                               13,411      27,160
                                                           --------    --------

  Total liabilities and shareholders' equity               $ 30,734    $ 44,269
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

                      CALIFORNIA MICRO DEVICES CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                            December 31,
                                                                        --------------------
                                                                          2001        2000
                                                                        --------    --------
Cash flows from operating activities:
  Net income (loss)                                                     $(22,259)   $  4,002
  Adjustments to reconcile net income (loss)
     to net cash provided by/(used in) operating activities:
     Non-cash portion of special charges                                   3,395        --
     Write-off of discontinued inventory                                   3,783        --
     Provision for distributor discontinued inventory                      1,125        --
     Depreciation and amortization                                         2,315       2,209
     Change in assets and liabilities:
        Inventories                                                        3,679      (2,228)
        Accounts receivable                                                5,052          69
        Prepaid expenses and other current assets                            622        (439)
        Trade accounts payable and other current liabilities                 309         (12)
        Other long term assets                                                (8)         46
        Other long term liabilities                                            3         (24)
        Deferred margin on distributor sales                                (447)         84
                                                                        --------    --------
  Net cash (used in)/provided by operating activities                     (2,431)      3,707
                                                                        --------    --------
Cash flows from investing activities:
  Short-term investment purchases                                         (4,772)     (7,841)
  Short-term investment sales                                              7,493       7,714
  Capital expenditures                                                    (1,559)     (4,919)
  Net change in restricted cash                                             (288)       (310)
                                                                        --------    --------
Net cash provided by/(used in) investing activities                          874      (5,356)
                                                                        --------    --------
Cash flows from financing activities:
  Repayments of capital lease obligations                                   (170)       (306)
  Repayments of long-term debt                                            (1,105)       (263)
  Borrowing of long-term debt                                                499       2,260
  Proceeds from private placement offering of common stock, net            7,610        --
  Proceeds from issuance of common stock under employee benefit plans        900       1,149
                                                                        --------    --------
Net cash provided by financing activities                                  7,734       2,840
                                                                        --------    --------
Net increase in cash and cash equivalents                                  6,177       1,191
Cash and cash equivalents at beginning of period                           2,309       1,490
                                                                        --------    --------
Cash and cash equivalents at end of period                              $  8,486    $  2,681
                                                                        ========    ========

Supplemental disclosures of cash flow information:
  Interest paid                                                         $    687    $    723

The accompanying notes are an integral part of these financial statements.

                      CALIFORNIA MICRO DEVICES CORPORATION

                     Notes to Condensed Financial Statements
                                   (unaudited)

1.       Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly California Micro Devices Corporation's (the "Company", "we", "us" or "our") financial position as of December 31, 2001, results of operations for the three and nine months ended December 31, 2001 and 2000, and cash flows for the nine-month periods ended December 31, 2001 and 2000. Results for the quarter are not necessarily indicative of fiscal year results.

The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2001.


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


3.       Inventories

         The components of inventory consist of the following (amounts in thousands):

                                      December 31,  March 31,
                                         2001          2001
                                        -------      -------

                      Raw materials     $   288      $   574
                      Work-in-process     2,719        6,337
                      Finished goods      1,247        4,805
                                        -------      -------
                                        $ 4,254      $11,716
                                        =======      =======


4.       Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending or threatened legal proceedings against us that, individually or in the aggregate, we would expect to have a material adverse effect on our business, operating results, or financial condition.

5.       Net Income (Loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per share: (In thousands, except per share amounts)

                                                      Three Months Ended     Nine Months Ended
                                                      ------------------     -----------------
                                                         December 31,          December 31,
                                                         ------------          ------------
                                                       2001        2000       2001        2000
                                                     --------    --------   --------    --------
Numerator:
  Numerator for basic and diluted net income per
    share - net income (loss)                        $ (9,707)   $  1,310   $(22,259)   $  4,002

Denominator for basic net income (loss) per share:
  Weighted average common shares used in
    computing basic net income (loss) per share        12,264      11,302     11,771      11,212
                                                     --------    --------   --------    --------

Basic net income (loss) per share                    $  (0.79)   $   0.12   $  (1.89)   $   0.36
                                                     --------    --------   --------    --------


Denominator for diluted net income per share:
  Weighted average common shares                       12,264      11,302     11,771      11,212
  Employee stock options to purchase common stock        --           959       --         1,241
                                                     --------    --------   --------    --------

Shares used in computing diluted net income per
  Share                                                12,264      12,261     11,771      12,453
                                                     --------    --------   --------    --------

Diluted net income (loss) per share                  $  (0.79)   $   0.11   $  (1.89)   $   0.32
                                                     --------    --------   --------    --------

Options  to  purchase  1,929,923  and  1,644,871  shares  of common  stock  were outstanding during the three and nine months ended December 31, 2001, respectively, but were not included in the computation of diluted net income per share because we incurred a net loss. Options to purchase 275,115 and 425,466 shares of common stock were outstanding during the three and nine months ended December 31, 2000 but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect of including these options would be antidilutive.

6.      Comprehensive Income/(Loss)

Comprehensive income/(loss) is principally comprised of net income (loss) and unrealized gains or losses on the Company's available-for-sale securities. Comprehensive loss for the three and nine months ended December 31, 2001 was $9.7 million and $22.3 million, respectively. Comprehensive income for the three and nine months ended December 31, 2000 was $1.3 million and $4.0 million, respectively.

7.       Income Taxes

For the three- and nine-month periods ended December 31, 2001, there was no provision for income taxes due to the net loss for the period. For the three and nine months ended December 31, 2000, we recorded provisions for income taxes of $28,000 and $83,000, respectively, based on the projected effective annual tax rate of 2%, substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. The fiscal 2001 tax provisions consisted of federal and state alternative minimum taxes.

8.       Restructuring & Impairment Charges

In September 2001, our board of directors approved a detailed plan for the implementation of our strategy to outsource a significant portion of our wafer manufacturing. The plan calls for the consolidation of all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing operations continuing at our Milpitas headquarters. As a result of the plan, we recorded restructuring and impairment charges of $4.6 million and $4.8 million in the quarters ended September 30, 2001 and December 31, 2001 respectively. Of the $4.6 million charge in the quarter ended September 30, 2001, $0.5 million was recorded in cost of goods sold and $4.1 million was included in operating expenses under the caption "Special Charges." Of the $4.8 million charged, $4.4 million was recorded as cost of goods sold and $332,000 as sales provisions for product returns and $45,000 was recorded as "Special Charges."

The following table describes the nature of the restructuring and impairment charges (in thousands):

                            Total     Cash    Non-Cash   Restructuring Liability
                            Charge  Payments  Charges     at December 31, 2001
                            ------  --------  -------     --------------------

Severance & benefits        $  438   $ --      $ --             $  438
Facilities and equipment     3,717       41     3,395              281
                            ------   ------    ------           ------
  Special charges           $4,155   $   41    $3,395           $  719
                            ======   ======    ======           ======

In connection with the restructuring program, we will reduce our headcount by approximately 40 employees, primarily in the manufacturing functions and located at the Milpitas facility. The workforce reduction resulted in a $438,000 charge relating to severance and fringe benefits. Prior to the end of the our quarter ended September 30, 2001, our management with the proper level of authority, approved and committed us to the plan of termination, determined the benefits the terminated employees would receive and communicated the benefit package to employees in enough detail that they could determine their type and amount of benefit. No employees had been terminated as of December 31, 2001. Our management anticipates that the termination of the majority of the impacted employees will be completed by June 30, 2002.

The restructuring program calls for us to relocate from our Milpitas facility once all internal wafer fabrication activities have been consolidated in our Tempe, AZ facility. As required by the lease for the Milpitas facility, we are obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility. In addition, we recorded an asset impairment charge of $3.4 million related to the write-down of equipment that will be located in Tempe and continue to be used to produce approximately 25% of the Company's products. The restructuring plan calls for a decrease in the number and volume of products generated with these assets and as a result, we determined that these assets were impaired, and accordingly, we wrote-down the value of the assets to their estimated fair value. Fair value was estimated as the amounts for which the assets could be purchased in an arms-length transaction.

In connection with our revised manufacturing strategy, we discontinued certain older products and wrote-off the related discontinued manufacturing and distributor inventory. The $4.9 million charge related to the write-off of the inventory has been classified as costs of goods sold in the condensed statement of operations for the nine months ended December 31, 2001.

9.       Secured Line of Credit

In the quarter ended December 31, 2001, we reduced our secured line of credit from $3.0 million to $1.0 million. This line of credit agreement expires on June 30, 2002. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line.


10.      Common Stock

On December 3, 2001, we sold 2,000,000 shares of our no par value common stock at $4.11 per share, yielding gross cash proceeds of $8.2 million, in a private placement. Offering expenses of $600,000 were offset against the proceeds for net proceeds of $7.6 million. Needham & Company, Inc. served as the placement agent and, in addition to cash fees, received five-year warrants to purchase approximately 60,000 shares of our common stock with an exercise price of $4.11 per share, which are immediately exercisable.

11.      Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and is effective for years beginning after December 15, 2001. SFAS 144 provides accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and resolves significant implementation issues that existed in SFAS 121. We expect that adoption of SFAS 144 will not have a material impact on our financial statements.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operations

Sales. Product sales decreased by $7.5 million or 51%, for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000, and decreased by $23.7 million or 52% for the nine months ended December 31, 2001 compared with same period in the prior year. The largest component of these decreases is in products for the communications infrastructure market followed by lower sales into the computer market. Also contributing to the decrease in product sales is our foundry business in which product sales decreased from $289,000 and $1.9 million for the three and nine months ended December 31, 2000, respectively, to $50,000 and $529,000 in the three and nine months ended December 31, 2001, respectively. These declines were partially offset by higher sales into the medical and other markets. Sales in the medical market increased $527,000 or 110% and $1.2 million or 89% for the three and nine months ended December 31, 2001, respectively, as compared to the same periods in the prior year. Sales in the other market increased $260,000 and $1.2 million for the three and nine months ended December 31, 2001, respectively as compared to the same periods in the prior year due to increased sales into a lighting application. Unit shipments decreased 40% to 20.0 million units in the December 31, 2001 quarter compared to 33.3 million units in the year-earlier quarter and decreased 39% to
59.9 million units in the nine months ended December 31, 2001 compared to 98.1 million units in the year-earlier period.

Gross Margin. Gross margin, as a percentage of sales, decreased to a negative 80.0% in the December 31, 2001 quarter compared to positive 37.4% in the year-earlier period and to a negative 30.0% for the nine months ended December 31, 2001 compared to positive 35.4% in the year-earlier period. These decreases were the result of decreased manufacturing efficiencies on lower production volume as sales decreased and charges of $4.4 million for the three-month period and $4.9 million for the nine-month period related inventory write-offs in connection with our strategy to outsource a significant portion of our wafer manufacturing.

Research and Development. Research and development (R&D) expense was $993,000 and $892,000 for the quarters ended December 31, 2001 and 2000, respectively. The increase in research and development expense was due to increased personnel costs. R&D expense for the nine months ended December 31, 2001 and 2000 was $2.9 million and $2.6 million, respectively, with the increase due to increased personnel costs and the costs of opening the new design center in Austin, Texas.

Selling, General and Administrative. Selling, general, and administrative (SG&A) expenses were $2.9 million and $3.0 million for the quarters ended December 31, 2001 and 2000, respectively, and $8.1 million and $8.7 million for the nine months ended December 31, 2001 and 2000, respectively. These decreases are primarily due to decreased commissions expense, decreased personnel costs and decreased advertising, partially offset by increased legal costs.

Special Charges. For the three and nine months ended December 31, 2001, we recorded restructuring and other charges totaling $4.8 million and $9.4 million respectively, related to our strategy to outsource a significant portion of our wafer manufacturing. As part of this strategy, we plan to consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing operations continuing at our Milpitas, CA headquarters. Of the $4.8 million charge for the three months ended December 31, 2001, $4.4 million was recorded as costs of goods sold, $45,000 was included in operating expenses as "Special Charges", and $332,000 was recorded as a sales provision for distributor inventory returns. Of the $9.4 million charge for the nine months ended December 31, 2001, $4.9 million was recorded as costs of goods sold and $4.2 million was included in operating expenses as "Special Charges", and $332,000 was recorded as sales provision for distributor inventory returns. Of the total restructuring and other charges, $8.6 million of the charges are non-cash in nature and the remaining approximately $800,000 is expected to be paid in cash in the first half of calendar 2002.

The following table describes the nature of the restructuring and impairment charges (in thousands):

                           Total      Cash   Non-Cash    Restructuring Liability
                           Charge   Payments  Charges     at December 31, 2001
                           ------   --------  -------     --------------------
Severance & benefits       $  438    $ --      $ --                $  438
Facilities and equipment    3,717        41     3,395                 281
                           ------    ------    ------              ------
  Special charges          $4,155    $   41    $3,395              $  719

Operating Income/(Loss). As a result of the factors discussed above, operating loss for the quarter ended December 31, 2001, was $9.5 million compared to operating income of $1.5 million in the year-earlier quarter and operating loss for the nine months ended December 31, 2001 was $21.7 million compared to operating income of $4.8 million for the year-earlier period.

Other Expense, Net. Other expense, net, for the quarter ended December 31, 2001 and 2000, was $162,000 and $170,000, respectively, and for the nine months ended December 31, 2001 and 2000, was $601,000 and $711,000, respectively. The decreases in the fiscal 2002 periods were primarily due to reduced interest expense as a result of expiring capital leases.

Income Taxes. For the three-months and nine-months ended December 31, 2001, there was no provision for income taxes due to the net loss for the period. For the three and nine months ended December 31, 2000, we recorded provisions for income taxes of $28,000 and $83,000, respectively, based on the projected effective annual tax rate of 2%, substantially below the federal statutory rate of 35% due to the utilization of federal and state tax loss and credit carryforwards. The fiscal 2000 tax provisions consisted of federal and state alternative minimum taxes.

Recent Accounting Pronouncements. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS 144 supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" and is effective for years beginning after December 15, 2001. SFAS 144 provides accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and resolves significant implementation issues that existed in SFAS 121. We expect that adoption of SFAS 144 will not have a material impact on our financial statements.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of December 31, 2001, was $10.1 million compared to $6.6 million on March 31, 2001. Receivables decreased to $3.0 million at December 31, 2001 compared to $8.1 million nine months earlier, primarily as a result of lower sales. Receivables days-sales-outstanding were 42 days as of December 31, 2001 as compared to 49 days at March 31, 2001.
Inventories decreased $7.6 million from March 31, 2001 to $4.3 million at December 31, 2001, in part due to the write-off of discontinued inventory of $3.8 million and in part due to lower levels of production in response to decreased sales activity. Inventory turn at December 31, 2001 are 4.2 as compared to 3.4 at March 31, 2001. Capital expenditures for the nine months ended December 31, 2001, totaled $1.6 million, reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up later this year.

Operating activities used $2.4 million of cash during the nine months ended December 31, 2001. For the nine months ended December 31, 2001, our use of cash consisted primarily of net loss before non-cash expenses, including depreciation, of $11.6 million. Increases in long-term assets and decreases in deferred margin used an additional $455,000 of cash. These cash uses were offset by decreases in accounts receivable, inventories prepaid expenses and other current assets and increases in accounts payable and other current liabilities, net, and long-term liabilities which provided $9.7 million of cash for operations.

We generated $874,000 of cash from investing activities for the nine months ended December 31, 2001, which was the result of net proceeds from the sale of investments of $2.7 million, partially offset by cash used to purchase capital equipment.

Net cash provided by financing activities was $7.7 million for the nine months ended December 31, 2001, and was primarily the result of $7.6 million received from the private placement offering of our common stock. In the third quarter of fiscal 2002, we sold approximately two million shares of our common stock to several institutional investors and certain of our directors for gross proceeds of $8.2 million, offset by offering expenses of $600,000. In addition, we received $900,000 from the issuance of our common stock under our employee benefit plans and $499,000 from long-term borrowings. Repayments of capital lease obligations and long-term debt of $1.3 million partially offset these proceeds.

We have a $1.0 million revolving secured line of credit agreement that expires on June 30, 2002. Under the terms of the line of credit, we can borrow at prime plus one-half percent, collateralized by eligible receivables. We have made no borrowings against this line.

In the second quarter of fiscal 2002, we announced and began to implement a restructuring program aimed at bringing our costs more in line with the current revenue levels and restoring our long-term profitability. We believe that these actions will reduce our operating costs beginning in the second half of calendar 2002.

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses. We believe that we have sufficient financial resources to fund our operations for at least the next 12 months. However, to the extent that existing cash balances and available financing sources are insufficient to support our activities, we may need to raise additional funds through public or private equity or debt financing. These funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.


ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred from our report on Form 10-K for the period ending March 31, 2001.

Cautionary Statement

   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as "anticipates", "expects", "intends", "plans "believes", "seeks", and "estimates", and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our expectation that our production of chip scale products will ramp up later this year, (2) our expectation that our manufacturing restructuring program will reduce our operating expenses beginning in the second half of calendar 2002, (3) our belief that we have sufficient financial resources to fund operations for at least 12 months (4) our expectation that pending litigation will not have a material adverse affect on our business, operating results, or financial condition, and (5) our plan to outsource a significant portion of our wafer manufacturing and to consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value backend manufacturing operations continuing at our Milpitas, CA headquarters. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2001 ended March 31, 2001. Also, due to plans to outsource a significant portion of our wafer manufacturing to one or more third parties, additional risks are encountered due to such factors as potential inability to secure adequate and cost-effective capacity during periods when demand outstrips capacity, reduced control over delivery schedules and quality, dependence upon one, or possibly more, contractors to supply us with wafers, potential misappropriation of our intellectual property, and exposure to political and economic instability in the country or countries where our third party fabrication facilities are located. In addition, litigation against us which had been dormant has become active with discovery ongoing, and therefore adverse facts could be learned which could affect our expected liability or lack of liability and, if trials occur, unexpected judgments could result. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

                           PART II. OTHER INFORMATION


ITEM 1.           Legal Proceedings.

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending or threatened legal proceedings against us that, individually or in the aggregate, we would expect to have a material adverse effect on our business, operating results, or financial condition.

ITEM 2.           Changes in Securities and Use of Proceeds.

On December 3, 2001, we sold 2,000,000 shares of our no par value common stock at $4.11 per share, yielding gross cash proceeds of $8.22 million, in a private placement. Needham & Company, Inc. served as the placement agent and, in addition to cash fees, received five-year warrants to purchase approximately 60,000 shares of our common stock with an exercise price of $4.11 per share. The private placement and the warrant issuance were made to accredited investors and were conducted in reliance upon the exemption from registration under the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D. The participants in the private placement were predominantly institutional investors, with our officers and directors purchasing the balance of the shares.

ITEM 6.           Exhibits and Reports on Form 8-K.

         (a)               Exhibits

                           4.3 Stock Purchase Agreement dated November 21, 2001 between the Company and Investors.

                           10.12 Letter Agreement between the Company and Neeham & Company, Inc. dated October 23, 2001.


         (b)               Form 8-K

                           On  November 5, 2001,  the Company  filed a Form 8-K,
                           under  Item  5,   reporting  the  election  of  David
                           Witkowski as Vice President of Sales.

                           On December 5, 2001, the Company filed a Form 8-K, under Item 5, reporting the private placement of 2,000,000 shares of the Company's common stock.

                                    SIGNATURE


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      CALIFORNIA MICRO DEVICES CORPORATION
                                  (Registrant)



Date:   February 14, 2002          /s/Kenneth E. Thornbrugh
                                   ---------------------------------------------
                                   Kenneth E. Thornbrugh
                                   Vice President Finance & Administration
                                   Chief Financial Officer