Form 10-K
period 2002-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2002-06-25
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-15449

CALIFORNIA MICRO DEVICES CORPORATION
(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

215 Topaz Street, Milpitas, CA	95035-5430
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:
(408) 263-3214

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2002, was approximately $44.0 million based upon the last sale price of the common stock reported for such date on the Nasdaq National Market System. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2002, the number of shares of the Registrant’s common stock outstanding were 13,905,590.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held August 7, 2002.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our concentrating on major worldwide electronic system manufacturers has greater long-term business potential despite a longer design-in cycle, (2) the trend of shifting from original equipment manufacturing toward the use of contract manufacturing within our customer base will continue, (3) international sales will continue to represent a significant portion of our sales for the foreseeable future, (4) chipscale packages will represent an increasing portion of our business, (5) the thin film market will become more competitive, (6) we will continue transferring our testing and shipping operations to foreign subcontractors, (7) our plan to outsource an increasing portion of our wafer fabrication to third party foundries, (8) our ability to reduce our spending levels and the sufficiency of our cash reserves to meet our capital requirements, (9) our believe that we have sufficient financial resources for the next 12 months, (10) our ability and projections to become profitable, (11) expected revenue levels, (12) our expected gross margin improvement, (13) our belief that we have meritous defenses to pending litigation claims, (14) our believe that a single application specific integrated passive device offers a lower cost solution to customers, and (15) market acceptance of our services and products and the development of new services. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that product demand combined with little price erosion will cause our revenues to increase, that our gross margin will increase, and that our third party vendors will be able to make products without yield issues to satisfy product demand, as well as other risk factors detailed in this report, especially under the caption “Risk Factors: under Item 1. Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CAMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

PART I

ITEM 1.    Business.

Introduction

We are a leading supplier of application specific integrated passive (ASIPTM) devices and complementary analog semiconductors. Our products provide critical signal integrity, electromagnetic interference (EMI) filtering, electrostatic discharge (ESD) protection, and power management solutions that enable high growth applications including PCs, wireless communication devices and consumer electronic products. Through proprietary manufacturing processes, we integrate multiple passive components onto single chips and often enhance their functionality with the integration of discrete semiconductor functions to provide single chip solutions for densely populated, high performance electronic systems. Our ASIPs are significantly smaller and provide more functionality than competitive solutions using discrete products. ASIPs replace functional clusters of discrete passive components that are used for signal filtering and termination at buses and I/O ports, wave shaping, clock signal filtering, biasing, and other traditional discrete component functions.

We also offer analog semiconductor solutions that complement our ASIP devices, providing electrostatic discharge protection for ports, smart power management functions and micro-power operational amplifiers.

We focus our expertise on providing high volume, cost effective, general customer solutions for computer systems and peripherals, mobile electronics such as wireless handsets, personal digital assistants (PDA) and other portable electronic devices and LED lighting applications. Our customers include original equipment manufacturers, such as Intel, Legend, Compaq, Dell, IBM, Acer, Guidant Corporation, Lumileds, Motorola, Kyocera-Wireless and 3Com Corporation, and contract manufacturers, including Flextronics, Sanmina, Jabil, Celestica, Inc. and Solectron Corporation, and original design manufacturers including Arima, Compal, Quanta and Wistron.

We were incorporated in 1980 and have been a public company since 1986.

Industry Background

Passive components—principally resistors and capacitors—are used in virtually all electronic products. Resistors impede the flow of electrical current and dissipate electrical energy as heat. They are used to divide voltage, pull-up/pull-down voltage, and terminate and control current. Capacitors store electrical charges and pass alternating current while blocking direct current. Capacitors are used to filter noise and shape waveforms. Historically, passive components have been discrete devices that perform one specific function per device. Individually and in combination, resistors and capacitors are used to filter, condition, shape, bias, terminate and improve the characteristics of the electrical signals used and transmitted by active components such as microprocessors, application specific integrated circuits, dynamic random access memories, and analog integrated circuits.

The demand for discrete and integrated passive components is being driven by both the increasing number of components per system, and the increasing number of systems produced. For example, the number of passive components in a personal computer increased from a few hundred in the 486 generation of personal computers to over 1,000 in the Pentium IV series of personal computers. Similar trends are occurring in mobile phones, where multiple bands, new functionality and higher frequencies are driving the number of passive components from 300 in older analog phones to 600 in current versions.

The technological progress of the semiconductor industry has been the driving force behind the electronics industry, and higher levels of integration on a single chip have been the underlying factor that has made this possible. Higher levels of integration lead to smaller products with higher performance and functionality and lower cost. These feature rich, highly integrated processors and system-on-a-chip (SOC) solutions typically operate at faster speeds and are produced in very fine, sub-micron manufacturing processes. As a result, these devices tend to be more susceptible to the types of signal integrity, EMI, ESD and power management issues that our ASIPs and analog semiconductors are designed to protect against.

Industry Challenges

Some of the fastest growing segments of the electronic products markets are:

•	mobile electronics including wireless handsets, PDAs and other portable electronic devices;

•	personal computers and peripherals, set-top boxes and game consoles; and

•
high brightness LED lighting applications including LCD display backlighting, electronic signs, automotive headlamp and interior lighting, traffic lights and other commercial and consumer lighting applications.

The technological advances in these market segments have allowed electronic product manufacturers to address the demands of consumers by designing products with the following characteristics:

Reduced Size and Weight.    Consumer demand for smaller, more portable products has created a need to reduce the size of components used in their manufacture and minimize the required space between components. For example, notebook computers and wireless handsets have continued to get smaller and lighter while the functionality of these products has increased dramatically.

Increased Performance and Functionality.    The continuing trend of faster bus speeds and more highly integrated application specific integrated circuits (ASIC) in PCs and mobile electronics are served by a new generation of semiconductors produced in increasingly smaller levels of sub-micron process geometries. These new processors and SOC solutions are much more sensitive to ESD, EMI, noisy data lines and fluctuations in power supply and as such require even more passive components to protect them and provide for proper operation.

Shorter Time to Market.    The rapid changes in technology and intense competition have shortened product life cycles dramatically and required manufacturers to seek shorter time to market. Products such as personal computers and wireless handsets are replaced by newer versions as frequently as every six to nine months, requiring new products with new functions to quickly ramp into high volume production.

Lower Total Cost.    Manufacturers of electronic systems are facing intense price competition and are seeking ways of lowering the overall cost of their products. In addition to reducing bill-of-material (BOM) component costs, increasing attention is being paid to reducing manufacturing costs, inventory costs and overhead associated with the procurement process. As a result, more attention is being paid to the selection of highly integrated, general customer solutions from vendors that can provide a range of solutions. Lowering the cost of electronic systems is fundamental to increasing their affordability and allowing them to be applied to new tasks, which allows more people access to better, faster technology.

As discussed below, discrete passive components, because of their total solution form factor and performance characteristics, do not effectively meet these needs of system designers.

Our Solution

We meet the needs of electronic system manufacturers through our innovative approach of integrating passive components and our patented technique of combining these integrated passive components with semiconductors. Our thin film technology allows us to combine multiple resistors, capacitors and diodes into a single, high-density device we market as ASIP devices. We also design and manufacture analog semiconductors that provide power management functions, and offer low voltage, micro power operational amplifiers that we can enhance by adding passive devices. We believe our products provide the following key benefits to our customers:

Smaller Size for Miniaturization and Portability.    Our integration of multiple passive components into a single ASIP device with a chipscale package (CSP) reduces the area required for the passive components by as much as 90% compared to discrete passive components. Discrete passive components typically consume a significant part of the space in an electronic system, limiting either the ability to reduce product size or to incorporate additional features. For example, in a typical mobile phone, as much as two thirds of the printed circuit board area is consumed by passive components.

Increased Performance at Higher Frequencies.    Our family of EMI filter products operates properly at up to ten times the frequency of traditional discrete components, and can suppress electromagnetic interference/radio frequency interference noise by as much as ten times more than combinations of thick film components at very high frequencies. The operating frequency range of our ASIP devices is further extended when combined with our CSP technology.

Improved Electrostatic Discharge Protection.    We produce a family of application specific, general customer, ESD protection devices that combine electrostatic discharge protection with passive and active functions. For example, the CSPEMI306A chipscale solution integrates 30 discrete components and provides robust ESD protection as well as EMI filtering for dataports on wireless handsets and PDAs. We continue to enhance these products to meet increasingly stringent industry requirements for electrostatic discharge protection. We also combine our electrostatic discharge protection device with resistors and capacitors to make very high performance filters for electromagnetic interference reduction and electrostatic discharge protection.

Shorter Time to Market.    We design application specific, general customer solutions that assist design engineers in their efforts to bring products to market more quickly. These solutions eliminate the need for engineers to design, layout and test their own solution using numerous discrete components. For example, our PACVGA200 is a single component that integrates a total of 34 discrete active and passive components that provide a complete solution for level translation of DDC signals, ESD protection and termination for PC video graphic applications.

Lower Total Cost Solutions.    We offer a lower total cost solution compared with most discrete passive component manufacturers by integrating multiple passive and active components into a single chip. Taking into account the per component costs of manufacturing insertions and cycle time, testing, repair/rework, warranty, and the overhead associated with procuring and stocking in inventory multiple discrete passives from multiple vendors, we believe a single ASIP device offers an overall lower cost solution even though the materials cost of the discrete passive components is usually less. As noted above, our CSPEMI306A device replaces 30 discrete components in a single low cost CSP device.

Lower Power Consumption and Enhanced Power Management.    We have developed a product family using low power CMOS technology to address the problems associated with smart power management techniques and power regulation. These devices include very low drop out (LDO) voltage regulators for PCs and mobile electronics as well as a number of power management devices with additional integrated functionality and enhanced performance. In addition, we build small, cost effective operational amplifiers that are designed to operate in low power, hand held devices that must conserve battery power.

Our Strategy

Our strategy is to utilize our strengths in manufacturing process technology, product architectures, analog design skills and chipscale packaging to develop highly integrated, application specific general customer solutions for the mobile electronics, computing and LED lighting markets. We will seek opportunities to produce highly integrated solutions comprised of multiple passive and active components, as well as analog semiconductor products targeting advanced power management functions that provide our customers superior value via enhanced performance and/or functionality, reduced solution form factor and lower total implementation costs. Our strategy includes the following key elements:

Leverage Our Technology Leadership Position.    We intend to continue to use our extensive manufacturing process expertise in combination with our analog semiconductor design skills to create value-added devices for our customers. In passive components, we provide higher levels of integration by using our thin film and semiconductor capabilities. We use our product development capability and system level expertise to design products that are application specific solutions to customer problems, as opposed to providing discrete components from which customers construct their own solution. Using our ability to combine passive components with semiconductors, we are developing new semiconductor products in power management, micro power amplifiers, electrostatic discharge protection, as well as custom applications. We are leveraging our success with power management products into additional products and applications where we have the opportunity to achieve a leadership position.

Focus on High Volume Solutions.    We focus on manufacturers of products in growth markets such as personal computers, mobile electronics, and high brightness LED lighting applications, all of which have an increasing need for higher density and higher performance passive components and advanced power management solutions. We work with customers to identify product opportunities that address current and emerging general customer application needs and which can be ramped quickly to high unit volume manufacturing.

Focus Sales Activity on Strategic Accounts. We have adopted a strategic customer model as a basis for structuring our sales organization. Our account focus in each target market is directed at market and technology leaders. We have assigned senior direct sales personnel to cover these strategic accounts and work in concert with manufacturing sales representatives to provide comprehensive sales and technical support. Over the last year, we have expanded both the breadth and intensity of our sales coverage. We have added field sales and application engineering personnel in Taiwan and Korea. In addition, we added an area manager covering Europe. We have brought on board new sales representative firms to extend our coverage in Japan, Europe and Southeast Asia.

To support our enhanced sales efforts and to define more new products, we have re-aligned our internal marketing organization to match our market focus on mobile electronics, computing and LED lighting. Within this structure, we have added marketing personnel with market and application specific knowledge to match our focused efforts.

Develop Standard Products to Shorten Customer Time to Market.    Our emphasis is to identify, design and market application specific solutions for high volume markets. As such we seek areas where we can apply our core engineering and manufacturing strengths to develop a solution that provides the customer with superior value as a result of features, performance, form factor and solution cost. By focusing on our development efforts on current and emerging architectures within our targeted markets, we can anticipate our customer’s needs and can offer value-rich solutions with much less leadtime and expense than associated with custom or semi-custom product.

Educate the Market on Our Value Proposition.    We are educating the market that our integrated devices are a lower total cost solution than discrete passive components when the total cost of manufacturing and support is considered. We have also adopted a market pricing approach to make our solutions more attractive in connection with certain high volume market opportunities.

Move to a Fab-lite Manufacturing Model That Combines High Volumes With Lower Costs.    We have adopted a fab-lite manufacturing model that involves the use of foundry partners to provide the majority of our wafer capacity while still maintaining an owned wafer fab for production of products with high margin but lower unit volume, products requiring proprietary manufacturing processes and for the purpose of product and process development. Extensive use of external foundry partners permit us to rapidly scale unit volumes of products targeted at high volume markets such as PCs and wireless handsets. Additionally, the extensive use of foundry partners within our manufacturing mix permits us to reduce our fixed costs while at the same time lowering our variable product costs.

Extensive Use of Chipscale Technology.    We make extensive use of chipscale assembly technology to produce ASIP and analog semiconductor solutions that feature industry leading reduced-scale form factors and best of class performance. We use Ultra CSPTM (a registered trademark of Kulicke and Soffa’s Flip Chip Technologies division) manufacturing technology, produced under license from Kulicke and Soffa’s Flip Chip Technologies division, that allows us to eliminate external packaging and produce solutions whose form factors are defined by the dimension of the bare die. Additionally, by eliminating the wire bonding associated with traditional packaging, we can reduce the effects of parasitic inductance and produce products exhibiting industry leading EMI filtering performance.

Our Competitive Advantages

We believe that we have the following competitive advantages that will assist us in implementing solutions to satisfy our customers’ needs:

Product Development Expertise.    Our product development engineers and marketing managers define high volume, application specific solutions that provide superior value to customers in our core markets of mobile electronics, computing and LED lighting. We focus on market specific, general customer solutions that can achieve wide design acceptance and high manufacturing unit volume. Traditional passive component manufacturers provide components from which customers construct their own custom solution. Our product develop strategies lead us to develop highly integrated ASIP and analog semiconductor devices to provide ready-made solutions for our customer for many current and emerging applications. Additionally, our analog design expertise permits us to extend the functional integration levels of our ASIP products while also producing a highly competitive line of analog semiconductors that perform advanced power management functions.

Manufacturing Strategy.    As part of our fab-lite manufacturing strategy, we have retained Advanced Semiconductor Manufacturing Corporation (ASMC) in Shanghai, China to manufacture wafers utilizing our own manufacturing processes under a limited license from us. Additionally, we plan to utilize ASMC’s standard CMOS processes to support current and future analog semiconductor products. We anticipate also working with additional third party foundry partners, increasing the percentage of wafer starts allocated to our foundry partners and allowing us to efficiently scale capacity to meet our needs while reducing our fixed and variable costs associated with manufacturing our products and reducing our dependence on specific manufacturing facilities. Our aggressive utilization of chipscale assembly technologies for our products targeted at limited form factor mobile electronic products has allowed us to gain valuable manufacturing expertise and a significant installed manufacturing equipment base for chipscale products much earlier than our direct competition. We believe this position gives us a valuable advantage in the market place.

Products

Our products consist of thin film integrated passive products and semiconductor products and generally range in price from $0.15 to $1.00 per unit, with some specialized or special purpose products priced up to $10.00 per unit. The following table provides information regarding our representative products and families by application:

Application	Product Name	Typical Markets

I/O Port Protectors	SZ1284, VGA200, PACKBM, CSPEMI20x, CSPEMI30x	Computers, Wireless Handsets, Personal Digital Assistants, Set Top Boxes

EMI Filters	RC032A	Computers, Wireless Handsets

LED Submounts	FCDN501, FCDN511, FCDN510, FCDN512	High Brightness LED

ESD Protection	PACDN006, PACDN009, CSPESD304	Mobile Phones, Personal Digital Assistants, Computers, Set Top Boxes

Power Management	PWR330, CM3102, CM3014, CM3001, CM3002, CM3003	Network Interface Cards, Computers, Wireless Handsets

Amplifiers	AMPM105	Computers

Application Specific Integrated Passive Products

Our ASIP products are application specific, high volume general customer products. They represent complete solutions to the electronic problems of termination, filtering, and electrostatic discharge protection that plague many system designers. Most of the systems in our target markets include a core of highly integrated circuits, accompanied by discrete passive components, and low integration level integrated circuits or discrete semiconductors. We service the need for the integration of these companion components, which in recent years have come to dominate the size and significantly impact the cost of most systems.

We also offer a variety of precision and non-precision resistors and capacitors as well as combinations of those elements with and without semiconductor devices. These devices can also be manufactured on a variety of different substrates. We have particular strength in the area of resistor-capacitor filters, a rapidly growing and complex segment of the integrated passive component business.

Analog Semiconductor Products

We produce CMOS based analog circuits, utilizing feature sizes of 0.8 microns or greater. We have developed and introduced four semiconductor product families: power management solutions, operational amplifiers, electrostatic discharge protection devices, and combination devices targeted at the multiple functions on the VGA port of computers.

•	Our power management devices are single chip solutions that implement the power management techniques for PC motherboards, network interface cards, and mobile electronics.

•
Our operational amplifier focus is on providing extremely low power consumption products that are attractive in the computing market. Operational amplifiers are used in the processing of analog electrical signals. We can integrate multiple operational amplifiers with passive components to provide higher level functions.

•
Our electrostatic discharge protection devices are typically used to protect connector interfaces and other external elements. These devices are often combined with signal termination and filtering functions.

•
We have a family of products for the VGA port on personal computers. These devices combine buffer amplifiers, electrostatic discharge protection, level shifting functions, and termination and biasing resistors for handling the multiplicity of needs on the video port of computers.

Technology Licensing

In fiscal 2001, we announced that we were offering to sell licenses to third parties to our new patented technology to be marketed under the trademark EZTerm™. This technology solves transmission line termination problems through the use of a semiconductor-based solution instead of the traditional passive component approach. As a result, it can be designed directly into an Integrated Circuit (IC) without any special processing or added cost. The Company offers for sale a line of termination products using this technology, under the name “PACNLT”. The Company has already been issued ten patents in this area.

As of the date of this report we have not sold any licenses for this technology and there is no assurance that we will be able to do so in the future.

Customers

Our customers are original equipment manufacturers, contract manufacturers and distributors. In fiscal 2002 approximately 54% of our revenues came from the sale of our products to distributors and 46% of our revenues came from the sale of our products directly to original equipment manufacturers and contract manufacturers. In fiscal 2002, a distributor, Epco Technology Co., represented 14% of revenues and one original equipment manufacturer, Guidant Corporation, represented 11% of our revenues. In fiscal 2001, 52% of our revenues came from the sale of our products through distributors, and no single distributor accounted for greater than 10% of net sales. In fiscal 2000, distributors Arrow Electronics, Inc. and Excelpoint Systems accounted for approximately 17% and 14% of net product sales, respectively. The following were our major end user customers for fiscal 2002 and the markets served by our customers with products into which our devices are incorporated:

ACER Group	Personal Computers, Wireless Handsets
Agilent Technologies	Optical Components and Test and Measurement Equipment
Celestica, Inc.	Contract Manufacturing
Compaq Computer	Computers, PDAs
Cisco Systems	Networks
Dell Computer	Computers
Guidant Corporation	Medical Devices
Intel Corporation	Computers
ITI Limited	Telephone Switching
Kyocera Wireless	Wireless Handsets
Lumileds	High Brightness LEDs
Motorola	Mobile Phones
Nortel Networks	Networks and Infrastructure
Samsung Electronics Co. Ltd.	Wireless Handsets, Computers
Solectron Corporation	Contract Manufacturing
3 COM Corporation	Networks

Sales and Marketing

We focus our marketing efforts on three high growth electronics markets: mobile electronics, computing and LED lighting. The communications infrastructure has historically been significant, but is not expected to provide a major contribution to our growth in the future.

In the mobile electronics market, our products provide critical signal integrity, EMI filtering, ESD protection and power management solutions for wireless handsets, PDAs and other portable electronic devices. Our unique design architecture, involving the integration of thin film and CMOS processes on a single wafer, permits a high level of functional integration in our ASIP products. This, combined with our chipscale packaging technology, permits us to develop and market products for mobile applications offering significant value to our customer including the advantages of small size, light weight, reduced power consumption and lower system cost.

In the computing market, our products provide signal termination, ESD protection, EMI filtering and voltage regulation solutions for desktop and notebook PCs and peripherals, game consoles, and set-top boxes. The integration of our products offers customers significant value and provides benefits such as the reduction of bill-of-material part count, increased procurement efficiencies, improved inventory management, increased manufacturing throughput and increased reliability which all equate to a lower cost of ownership for the application.

In the LED lighting market, our products include silicon substrates for high brightness LEDs. These substrates provide ESD protection, improved thermal resistance and are coated with an aluminized surface to improve the forward transmission of light from the LED. LED lighting applications include: LEDs for LCD display backlights; automotive headlamps and interior lighting; large area electronic signs and traffic lights. We do not produce the LEDs, but supply mounting substrates to manufacturers and assemblers of LEDs.

Other markets we serve include ASIP products in die form for cardiac pacemakers and defibrillators and ASIPs for communications infrastructure applications.

We concentrate our efforts on major worldwide electronic system manufacturers who are considered market leaders in these segments, and where we feel we have the greatest opportunities and ability to influence the industry at large. This often involves a longer design-in cycle, but we believe it has greater long-term business potential.

Our products are primarily specified through contact with customers’ engineering departments, as well as their procurement and manufacturing personnel. Most of the systems into which our products are designed have short life cycles. As a result, we require a significant number of new design wins on an ongoing basis to maintain and grow revenue.

We work with existing and potential customers to identify passive and semiconductor component needs that our capabilities address, and seek to have customers design our solutions into their products. We target high volume, application specific, general customer products. In this respect, our business style is closer to that of a semiconductor company, than that of the traditional passive component company.

Our sales channels consist of a small direct sales force and a larger network of independent regional sales representatives managed by our sales force, with its headquarters in Milpitas, California and regional sales offices throughout the United States, Europe, and Asia. Major mobile electronics customers are primarily buying our devices direct. Additionally, our LED lighting business is primarily conducted through a direct channel as well. We also sell through distributors in the United States, Asia and Europe.

There is a distinct shift from original equipment manufacturing towards the use of contract manufacturing within our customer base, and we believe that this trend will continue. Since the end of fiscal 1998 and continuing through fiscal 2002, a contract manufacturer has been one of our largest direct purchasers of product.

Foreign sales accounted for 60%, 48%, and 43% of product sales for fiscal years ended March 31, 2002, 2001, and 2000, respectively. Many of those products were designed into United States based original equipment manufacturers and subcontracted through overseas assemblers. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a significant portion of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Manufacturing

Our manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. We currently operate wafer fabrication facilities in Milpitas, California and Tempe, Arizona that are ISO 9001 and 9002 certified, respectively. The leased Milpitas facility includes a 10,000 square foot clean room and primarily uses four and five inch round and 4 1/2 inch square wafers to manufacture thin film passive components. We are re-locating our Milpitas facility during the first half of fiscal 2003 and our new smaller facility will only house selected high value back-end manufacturing activities. We are completing the consolidation of our internal wafer fabrication in our owned Tempe facility, which includes a 16,000 square foot clean room and is equipped for five-inch wafer fabrication of both thin film passive components and semiconductor products. In fiscal 2002, we implemented a plan to outsource a significant portion of our wafer fabrication activities to third party independent foundry partners. Our first foundry partner, ASMC, is currently running several of our processes and manufacturing various of our products in material volumes. Our goal is to partner with other foundries in Asia in the future and to outsource an increasing amount of our manufacturing so that most of our products are manufactured by our foundry partners.

We manufacture our products using industry standard semiconductor wafer fabrication, testing and packaging equipment that we modify as necessary. We have historically purchased used processing equipment at significantly lower cost than new equipment, but have also purchased new equipment when it could be shown to be more cost effective or where used equipment was not available.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and expand their capabilities and performance. In fiscal 2002, we established a design center in Austin, Texas. On March 31, 2002, we had 17 engineers in our research and development department and process development and improvement organizations.

For the fiscal years ended March 31, 2002, 2001 and 2000, we spent $3.9 million, $3.4 million, and $3.4 million, respectively, on research and development activities.

Intellectual Property

We have been granted approximately 26 U.S. and 3 foreign patents related to our thin film and semiconductor technologies. We have also established domestic and international trademarks for our ASIP, Signal Integrity Guardian (SIG) and Pico Guard family of devices.

We have acquired a non-exclusive, non-assignable license with respect to manufacturing flip chip, or “bumped” die, from Flip Chip Technologies, a division of Kulicke and Soffa. Under the terms of this license, we can utilize certain of Flip Chip’s Ultra CSP technologies.

Our policy is to apply for patent protection for our unique products and manufacturing processes where such protection is warranted. Process technologies are more often designated as trade secrets. With respect to mask works, our policy is to selectively register and then also to rely upon copyright protection. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights.

Competition

Competition is based on a number of factors, including price, product performance, solution form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the core markets we serve. Within the ASIP product families for the computing and mobile electronics markets, we compete with some ASIP-like devices from Bourns, Semtech, STMicroelectronics N.V., Protek and Philips Electronics N.V. Ltd., however, often we are still competing with traditional solutions of discrete passive devices. In the semiconductor area, our competitors include On Semiconductor, Fairchild Semiconductor, Linear Technology, Maxim, Micrel, Semtech, STMicroelectronics N.V., National Semiconductor and Texas Instruments.

Backlog

At March 31, 2002 and 2001, our backlog amounted to $7.3 million and $8.6 million, respectively. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

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

Employees

As of March 31, 2002, we had 234 full-time and part-time employees, including 26 in sales and marketing, 17 in engineering and research and development activities and in-process development and improvement organizations, 175 in manufacturing, and 16 in administration. As part of our restructuring program, we have notified an additional approximately 47 employees that they will be laid off, mostly during the first six months of fiscal 2003. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

RISK FACTORS

You should carefully consider the following risks as well as the other information contained in this Form 10-K. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

We incurred quarterly losses beginning with the quarter ended March 31, 2001, and we may be unable to ever become profitable or sustain profitability.

We have experienced losses for each quarter beginning with the quarter ended March 31, 2001. For fiscal 2002, our net loss was $28.6 million. Previously, we were also unprofitable from June 30, 1998 through September 30, 1999, although we achieved profitability for the five quarters beginning with the quarter ended December 31, 2000. We cannot assure you that we will be able to achieve future revenue levels that would result in profitability. Our accumulated deficit at March 31, 2002 was $60.0 million.

Unless we reduce our cash usage below its level of the past few quarters or raise additional cash, we will have to cut our expenses to the detriment of our business.

Our cash position as of March 31, 2002, was approximately $7.2 million, primarily resulting from our raising approximately $7.6 million during December 2001. For the quarter ended March 31, 2002, our cash utilization was approximately $3 million. Assuming that this trend continues, and absent a change in our business, we would run out of cash during fiscal 2003. We have been restructuring our business, both within sales and marketing to better focus on the business we wish to obtain and within manufacturing to transition to a “fab lite” model by outsourcing much of our manufacturing. We have taken these steps to reduce the revenues we need to achieve operating cash flow break-even and at the same time to increase our revenues. While we believe that these steps will be sufficient to enable us to achieve operating cash flow break-even, there can be no assurance that we will be successful in these regards or when we will be successful. If we are not successful in the next quarter or two, then we may have to cut expenses in order to conserve our cash or raise additional financing, of which there can be no assurance of success. Even if we are successful in reducing our cash usage, we may raise additional equity financing in order to provide ourselves with a cash cushion and funds to expand operations.

We have been in violation of certain of our bank covenants in recent quarters, including the quarter ended March 31, 2002. Although the bank has waived such violations in the past, the bank did not do so for the quarter ended March 31, 2002. We entered into a lending agreement with a new bank in June 2002 to provide up to $5.0 million of equipment and working capital financing and plan to use the proceeds from this lending agreement to repay our prior bank debt in full. Our new credit facility has covenants and restrictions that we anticipate being able to satisfy, although no assurance can be given as to our ability to comply with such covenants. Our failure to meet such covenants and a decision of the bank not to waive any such failure could be accompanied by the bank’s decision not to lend us additional monies or to call our loans, which could cause us to be in a tight cash situation.

Our operating results may fluctuate significantly because of a number of factors, many of which are beyond our control.

Our operating results may fluctuate significantly. Some of the factors that affect our quarterly and annual operating results, many of which are difficult to control or predict, are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	many of our orders are quick-turns so that we have no visibility or ability to space manufacturing evenly;

•	fluctuations in the manufacturing output, yields, and inventory levels of our suppliers;

•	changes in the mix of products that our customers purchase;

•	our ability to manage distributor inventory to avoid excess returns;

•	our ability to introduce new products on a timely basis;

•	the announcement or introduction of products by our competitors;

•	the availability of third-party wafer fabrication and assembly capacity and raw materials;

•	competitive pressures on selling prices;

•	market acceptance of our products;

•	general conditions in the mobile electronics, computing, LED lighting and other markets and industries; and

•	general economic conditions.

Our markets are subject to rapid technological change. Therefore, our success depends on our ability to develop and introduce new products.

The markets for our products are characterized by:

•	rapidly changing technologies;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	rapid product obsolescence.

To develop new products for our target markets, we must develop, gain access to, and use leading technologies in a cost-effective and timely manner, and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

In addition, products for some applications are based on new and continually evolving industry standards. Our ability to compete will depend on our ability to identify and ensure compliance with these industry standards. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards.

We may not be able to identify new product opportunities, successfully develop and bring to market new products, achieve design wins or respond effectively to new technological changes or product announcements by our competitors. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense and involve engineering risk. Failure in any of these areas could harm our operating results.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters is located, as well as in the Tempe, Arizona area, where our factory is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Any growth is expected to place increased demands on our resources and will likely require the addition management and engineering personnel, and the development of additional expertise by existing management personnel. During fiscal 2002, we hired a CEO, CFO and Vice Presidents of Sales and Marketing, all of whom are critical to our success along with our continuing Vice Presidents of Engineering and Operations. Loss of the services of these top management team members or our key engineers, or failure to recruit or retain other key technical and management personnel, could harm our business.

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

We are outsourcing an increasing portion of our wafer fabrication and are seeking additional foundry capacity. We may encounter difficulties in expanding our outsourcing of capacity.

We have begun to outsource a portion of our wafer manufacturing overseas in Asia and are seeking additional foundry capacity. As we add foundry capacity, we may encounter difficulties in outsourcing as the third party contract manufacturers must learn how to run our processes in their facility. As a result, we may experience unexpected delays or technical issues as we increase the portion of our manufacturing that is outsourced. We have taken steps to close down our Milpitas, California facility and consolidate those operations in Tempe, Arizona and it is possible that we could encounter issues in such consolidation, as well. It would be difficult if not impossible to reverse our consolidation and outsourcing. If we experience manufacturing difficulties, then we will not have product to sell to our customers.

We do much of our own wafer fabrication and do not have alternate sources for some of our processes.

We currently operate our own semiconductor and thin film wafer manufacturing facility in Tempe, Arizona and perform selected back-end manufacturing in our headquarters facility in Milpitas, California. Much of our equipment has been utilized for a long time, and can be subject to unscheduled downtime. For some of our processes, our Tempe, Arizona facility is our sole source, which means that any disruption would preclude our manufacturing certain products. Other significant risks associated with our wafer manufacturing include:

•	the lack of assured wafer supply, chemicals, or other materials, and control over delivery schedules;

•	the unavailability of, or delays in the ability to hire and train, sufficient manufacturing personnel;

•	the variability in manufacturing yields and productivity; and

•	the availability of spare parts and maintenance service for aging equipment.

We could experience a substantial delay or interruption in the shipment of our products or an increase in our costs due to many reasons, including:

•	a sudden, unanticipated demand for our products;

•	a manufacturing disruption experienced by our wafer fabrication facility;

•	errors in fabrication or defects in raw materials;

•	the time required, or the inability to identify or qualify alternative manufacturing sources for existing or new products in the case of disruption;

•	failure of our suppliers to obtain the raw materials and equipment used in the production of our integrated circuits and integrated passives; or

•	unavailability of sufficient capacity to expand chipscale production.

The markets in which we participate are intensely competitive and our products are not sold pursuant to long-term contracts.

Our target markets are intensely competitive. Our ability to compete successfully in our target markets depends on the following factors:

•	designing new products that implement new technologies;

•	subcontracting the assembly of new products and delivering them in a timely manner;

•	product quality and reliability;

•	technical support and service;

•	timely product introduction;

•	product performance and features;

•	price;

•	end-user acceptance of our customers’ products;

•	compliance with evolving standards; and

•	market acceptance of competitors’ products.

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

Generally, our sales are not subject to long-term contracts but rather to short-term releases of customer purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work is not under our control. The percentage of revenues from turns orders (orders booked and shipped in the same quarter) has ranged from 61% in the quarter ended June 30, 1999 to as low as 19% for the quarter ended March 31, 2001, making our quarterly revenue dependent on short term orders. Because of the short life cycles involved with our customers’ products, the order pattern from individual customers can be erratic with inventory accumulation and de-accumulation during phases of the life cycle for our customers’ products. As a result, we may experience quarterly fluctuations in revenue and operating results and the risk of inventory write-offs, as well as the inability to fulfill certain of the demand due to having insufficient inventory on hand and at distributors to fill unexpected orders and due to the lead-time to make product being in excess of the time certain customers will wait for the product.

Because our markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include Bourns, IRC, Semtech, Protek, KOA-Speer, Phillips Electronics N.V. Ltd., and STMicroelectronics, N.V. In the semiconductor area, our competitors include On Semiconductor, Fairchild Semiconductor, Linear Technology, Maxim, Micrel, Semtech, STMicroelectronics, N.V., National Semiconductor and Texas Instruments. Many of our competitors are greater than us in size and have larger financial and other resources than we do.

If we are unable to further penetrate the markets for mobile electronics, personal computers, and LED lighting, or if these markets fail to grow as expected, our revenues could stop growing and may decline.

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales to manufacturers of mobile electronics, personal computer, and LED lighting. In order for us to be successful, we must continue to penetrate these markets. Furthermore, if these markets fail to grow as expected, our business could be materially harmed.

We may invest further monies in attempting to commercialize our EZTerm technology but may not realize any return if such commercialization is unsuccessful.

In fiscal 2001, we announced that we were offering to sell licenses to our new patented technology marketed under the trademark of EZTerm™. This technology solves transmission line termination problems through the use of a semiconductor-based solution instead of the traditional passive component approach. As a result, it can be designed directly into an Integrated Circuit (IC) without any special processing or added cost. We offer for sale a line of termination products using this technology, under the name “PACNLT”. We have already been issued two patents in this area with several additional applications in process. As of the date of this Form 10-K, we have not sold any licenses for this technology and there is no assurance that we will do so in the future. We may invest further monies as we attempt to commercialize our EZTerm technology; however, there can be no assurance that we will ever generate significant revenues for our EZTerm technology, whether from licensing the technology or from sale of our own products embodying such technology.

Our dependence on third-party subcontractors to manufacture, assemble and test our products subjects us to a number of risks, including an inadequate supply of products and higher manufacturing costs.

We depend on independent subcontractors for the manufacture of an increasing number of our products and for the assembly and most of the testing of all of our products. As a result, we face significant risks including:

•	reduced control over delivery schedules and quality;

•	longer lead times;

•	the potential lack of adequate capacity during periods of excess industry demand;

•	difficulties selecting and integrating new subcontractors;

•	limited warranties on products supplied to us;

•	potential increases in prices due to capacity shortages and other factors; and

•	potential misappropriation of our intellectual property.

If we fail to deliver our products on time or if the costs of our products increase, then our profitability and customer relationships could be harmed.

Our reliance upon foreign suppliers exposes us to risks associated with international operations.

We use manufacturing, assembly and test subcontractors in Asia, primarily in the Peoples Republic of China, Thailand and India, for most of our products. We intend to continue transferring our testing and shipping operations to foreign subcontractors. Our dependence on these subcontractors involves the following substantial risks:

•	political and economic instability;

•	potential difficulty in enforcing agreements and recovering damages for their breach;

•	disruption to air transportation from Asia; and

•	changes in tax laws, tariffs and freight rates.

These risks may lead to delayed product delivery or increased costs, which would harm our profitability and customer relationships. In addition, we maintain significant inventory of die at our foreign subcontractors that could be at risk.

We also “drop-ship” product from these foreign subcontractors to customers. This has the effect of both saving freight charges and reducing the delivery cycle time. However, it increases our exposure to disruptions in operations not under our direct control and has required us to enhance our computer and information systems to coordinate this remote activity.

Our current dependence on our foundry partner and one assembly/test subcontractor and our planned future dependence upon a limited number of such partners and subcontractors exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Due to the volume of our products, we believe it is impractical for us to spread our use of foundry partners and assembly/test subcontractors over more than a few suppliers without significant increases in our costs. Currently, in addition to our Tempe, Arizona facility, we have only one foundry partner and rely upon two primary assembly/test subcontractors. Several of our products are now sole sourced in either our Tempe, Arizona facility or at our foundry partner near Shanghai, China. Our plan is to add one or more additional suppliers to reduce our dependence and increase our flexibility, although no assurance can be given that we will be successful. Furthermore, as to many of our products, due to their low volumes, we may still choose to rely on only one supplier for their manufacture and assembly/test. Although to date we have not experienced any material disruptions with respect to our suppliers, if the operations of one or more of our suppliers should be disrupted, our business may be adversely impacted as we may be unable to manufacture certain products. In addition, the volatility of the semiconductor industry has occasionally resulted in shortages of wafer fabrication capacity and assembly/test subcontractor capacity and other disruption of supplies. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur.

Our reliance on foreign customers could cause fluctuations in our operating results.

International sales accounted for 60% percent of net sales in fiscal 2002, 48% of net sales for fiscal 2001, and 43% for fiscal 2000. International sales may account for an increasing portion of our revenues, which would subject us to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for certain products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

We sell many of our products through distributors and sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products or may sell our competitor’s products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the electronics industry. We believe that our success will continue to depend upon these distributors and sales representatives. If our distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Due to the volatility of demand for our products, our inventory may from time-to-time be in excess of our needs, which could cause write-downs of our inventory or of our deferred margin on distributor sales.

Generally our products are sold pursuant to short-term releases of customer purchase orders and some orders must be filled on an expedited basis. In addition, many of our products are specific to individual customers. We typically plan our production and our inventory levels, and the inventory levels of our distributors, based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Therefore, we often order materials and at least partially fabricate product in anticipation of customer requirements. In order to achieve level line loading and efficiencies in manufacturing, we may also order and process materials in advance of anticipated customer demand. Furthermore, in order to timely respond to customer demand, due to long manufacturing lead times, we may also make or have made product in advance of orders to keep our inventory and we may encourage or at times require our distributors to order and stock product in advance of orders which is subject to their right to return it to us.

In the last two years, there has been a trend toward vendor-managed inventory among some large customers. In such situations, we do not recognize either revenue or bookings until such time as the customer withdraws inventory from stock. This imposes the burden upon us of carrying additional inventory that is on customer premises and is subject in certain instances to return to our premises if not used by the customer.

We value our inventories on a part-by-part basis to appropriately consider excess inventory levels and obsolete inventory based primarily based on forecasted customer demand and on backlog, and to consider reductions in sales price. Customer demand is highly volatile and is difficult to forecast. Based on this and the fact that many of our products are specific to individual customers, backlog is subject to revisions and cancellations and anticipated demand is constantly changing, which may result in adjustments to inventory valuations in the future.

Our backlog may not result in future revenue.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

A significant portion of our operating expenses is relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

A significant portion of our operating expenses is relatively fixed, and therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following and other reasons:

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product;

•
sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet our sales obligations; and

•	reduction, rescheduling, or cancellation of customer orders due to actions of our competitors, a softening of the demand for our customers’ products, or other reasons.

We may, in the future, make acquisitions of other companies that will involve numerous risks. There is no assurance that we will be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

The risks involved with acquisitions include:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	amortization of acquired intangible assets;

•	customer dissatisfaction or performance problems with an acquired company;

•	the cost associated with acquisitions and the integration of acquired operations; and

•	assumption of known or unknown liabilities or other unanticipated events or circumstances.

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

We face intense competition from companies with significantly greater financial, technical and marketing resources that could adversely affect our ability to increase sales of our products.

We compete with major semiconductor companies such as Bourns, Philips Electronics N.V. Ltd., STMicroelectronics N.V., Linear Technology, Maxim, Micrel, National Semiconductor and Texas Instruments which have substantially greater financial, technical, marketing, distribution, and other resources than we do and have their own facilities for the production of semiconductor components.

Earthquakes, other natural disasters, and shortages may damage our business.

Some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

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

We have litigation pending against us in which the opposing parties are seeking multi-million dollar verdicts.

Beside the typical litigation most businesses face, we have two cases pending in which the amount sought from us by former employees is material to our operations. We believe the probability of losing these cases is small. Although several years old, both cases have been stayed by courts until fairly recently, and as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. We have not accrued any liability associated with these cases; however, should circumstances change or we lose a verdict, we could face a multi-million dollar liability.

Future terrorist activity, or threat of such activity, could adversely impact our business.

The September 11, 2001 attack may have adversely affected the demand for our customers’ products which in turn reduced their demand for our products. In addition, terrorist activity interfered with communications and transportation networks which adversely affected us. Future terrorist activity could similarly adversely impact our business.

Our stock price may continue to be volatile and our trading volume may continue to be relatively low and limit liquidity and market efficiency.

The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor and passive components markets;

•	the commencement of litigation;

•	changes in estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions; and

•	general economic and market conditions.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, that have often been unrelated or disproportionate to the operating performance of the companies. These fluctuations, as well as general economic and market conditions may harm the market price of our common stock. Furthermore, our trading volume is often small, meaning that a few trades have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizable position in our stock may have difficulty doing so except over an extended period or privately at a discount.

Our shareholder rights plan, together with anti-takeover provision of our certificate of incorporation and of the California General Corporation Law may delay, defer or prevent a change of control.

Our board of directors recently adopted a shareholder rights plan. In addition, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights of those shares without any further vote or action by our shareholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future, including the preferred shares covered by the shareholder rights plan. The issuance of preferred stock may delay, defer or prevent a change in control. The terms of the preferred stock that might be issued could potentially make more difficult or expensive our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction. California Corporation law requires an affirmative vote of all classes of stock voting independently in order to approve a change in control. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders. Further, our shareholders must give written notice delivered to our executive offices no less than 120 days before the one-year anniversary of the date our proxy statement was released to shareholders in connection with the previous year’s annual meeting to nominate a candidate for director or present a proposal to our shareholders at a meeting. These notice requirements could inhibit a takeover by delaying shareholder action. The California Corporation law also restricts business combinations with some shareholders once the shareholder acquires 15% or more of our common stock.

A substantial disbursement of shares from our former Chairman is ongoing that could negatively affect our stock price.

Our former chairman and CEO, Chan Desaigoudar entered into a settlement agreement with the class of shareholders who sued him for securities fraud in 1994, which provided for him to surrender approximately 1.0 million of his shares of our stock for distribution to the class. Those shares are in the process of being disbursed to the individual members of the class. We do not know what effect disbursement of this amount of stock may have on the price of our stock, nor when all of the shares will be disbursed, if they have not already been. The court has also ordered the release to the former chairman of the 0.5 million shares which had been the subject of a court order; these shares will be available for resale by him shortly along with 0.2 million other shares which he owns.

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

ITEM 2.    Properties.

We currently lease approximately 40,000 square feet of office, development and manufacturing space, including a 10,000 square foot clean room, in Milpitas, CA, pursuant to an agreement that expires on June 30, 2002, and provides for a current monthly rent payment of $34,628 plus operating expenses. We also own five acres of land and a 46,000 square foot building in Tempe, AZ which houses a 16,000 square foot clean room, wafer fabrication, manufacturing, and engineering design center. In addition, we rent office facilities for our domestic and international sales offices. Total rent expense for the year ended March 31, 2002 was $485,000.

In May 2002, we entered into a facility lease agreement for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing for a term of 38 months. Total future minimum lease payments over the term of the lease are $1.4 million.

We believe that our existing available facilities are adequate for our current and foreseeable future needs.

We estimate that our wafer fabrication capacity utilization was approximately 22% in Tempe and 18% in Milpitas by the end of the year ended March 31, 2002. As a result of our decision to outsource a significant portion of our wafer manufacturing and consolidate our internal wafer fabrication activities into our Tempe facility, we do not expect to have significant increases in capacity utilization at our Tempe or new Milpitas facilities in future periods.

ITEM 3.    Legal Proceedings.

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. See Note 15 of Notes to Financial Statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Stock and Related Shareholder Matters.

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq Stock Market:

	Common Stock
Fiscal 2002	Q1	Q2	Q3	Q4
High	$7.26	$8.65	$6.34	$5.25
Low	$4.15	$3.04	$3.46	$4.35

Fiscal 2001	Q1	Q2	Q3	Q4
High	$32.25	$30.38	$13.63	$12.00
Low	$12.75	$12.69	$6.50	$6.44

Certain debt covenants restrict the payment of dividends. No dividends were paid in fiscal 2002, 2001, or 2000. We expect to continue that policy in the foreseeable future. As of April 30, 2002 there were approximately 972 holders of record of our common shares and a substantially greater number of beneficial owners.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of March 31, 2002:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,140,071	$7.11	568,394
Equity compensation plans not approved by security holders(2)	709,250	$5.72	—
Total	2,849,321	$6.77	568.394

(1)
Number of securities available for future issuance includes 170,866 shares of common stock available for issuance under our Employee Stock Purchase Plan, 308,847 under our 1995 Employee Stock Option Plan and 88,681 under our 1995 Director Stock Option Plan. See Note 14 of our Notes to Financial Statements for a description of our equity compensation plans.

(2)
Includes options to purchase 650,000 shares of common stock to newly hired executive officers and warrants to purchase 59,250 shares of common stock to the placement agent in our December 2001 private placement. See Note 14 of our Notes to Financial Statements for a description of our equity compensation plans which do not require the approval of, and have not been approved by, our shareholders.

ITEM 6.    Selected Financial Data.

The following selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Managements Discussion and Analysis of Financial Condition and Results of

Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2002		2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$29,944		$57,534	$43,763	$33,617	$33,043
Income (loss) before income taxes	$(28,605	)(1)	$2,588	$275	$(2,771)	$(3,005)
Net income (loss)	$(28,605	)(1)	$2,536	$275	$(2,771)	$(3,005)
Net income (loss) per share:
Basic	$(2.33)		$0.23	$0.03	$(0.28)	$(0.30)
Diluted	$(2.33)		$0.20	$0.02	$(0.28)	$(0.30)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$7,240		$6,597	$6,559	$4,933	$5,590
Working capital	$2,385		$20,203	$18,417	$12,382	$13,547
Total assets	$28,237		$44,269	$39,086	$33,644	$35,994
Long-term obligations	$7,578		$9,480	$8,135	$8,422	$8,159
Total shareholders’ equity	$7,780		$27,160	$22,960	$19,170	$21,627

(1)	Includes $4.2 million of restructuring and asset impairment charges. See Note 7 of Notes to Financial Statements.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In the following discussion, fiscal 2002, 2001, and 2000 refer to the year ended March 31, 2002, 2001, and 2000, respectively.

Overview

California Micro Devices Corporation designs, develops and markets application specific integrated passive devices and complementary analog semiconductors. Our products provide signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions to original equipment manufacturers and contract manufacturers. Through proprietary manufacturing processes, we integrate multiple passive components onto single chips and enhance their functionality with discrete semiconductor functions. Our products are marketed primarily to customers in the mobile electronics, computing, LED lighting, medical and other industries.

In the second quarter of fiscal 2002, our board of directors approved and we began to implement a program to streamline our manufacturing operations and focus our business on high volume products and in markets that we have, or believe we can achieve, a leadership position while leveraging our core technology strengths. Key parts of this strategy include the plan to outsource a significant portion of our wafer manufacturing to independent foundries and to discontinue certain older products.

In connection with outsourcing a significant portion of our wafer manufacturing, we are consolidating all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing activities continuing at our Milpitas, CA headquarters. In connection with these actions we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, which is reflected in operating expenses as “Special Charges.” The restructuring program includes a workforce reduction and lease termination costs.

Results of Operations

Net sales.    Net sales for fiscal 2002 were $29.9 million compared to net sales for fiscal 2001 of $57.5 million, a decrease of $27.6 million, or 48.0%. The largest component of this decrease was in the communications infrastructure market followed by lower sales in the computer market. Net sales in the communications infrastructure market and computer market decreased to $3.8 million and $11.0 million, respectively, in fiscal 2002 from approximately $18.3 million and $22.0 million, respectively, in fiscal 2001. Also contributing to this decrease was our foundry business, in which net sales decreased from $2.7 million in fiscal 2001 to approximately $0.5 million in fiscal 2002. These declines were partially offset by higher net sales in the mobile and other markets. Net sales from the mobile market almost trebled year over year, with net sales of approximately $0.8 million in fiscal 2001 to net sales of approximately $2.4 million in fiscal 2002. Net sales from the medical market increased approximately $1.6 million or 90.2% from fiscal 2001 to fiscal 2002. Also net sales into a lighting application increased $2.0 million from fiscal 2001 to fiscal 2002. Units shipped during fiscal 2002 decreased approximately 32.6 million units to 87.1 million units in fiscal 2002 as compared to fiscal 2001.

Net sales for fiscal 2001 were $57.5 million as compared to revenues in fiscal 2000 of $43.8 million, an increase of $13.7 million, or 31.3%. The majority of this increase was in the computer and communication infrastructure markets. Units shipped increased 46% in fiscal 2001 compared to the year-earlier period.

Gross Margin.    Gross margin is comprised of net sales less costs of sales. Gross margin, as a percentage of revenues, was a negative 27.4% in fiscal 2002 compared to a positive 31.6% in fiscal 2001 and a positive 32.4% in fiscal 2000. The decrease from fiscal 2001 to fiscal 2002 was in part the result of decreased manufacturing efficiencies on lower production volumes as sales decreased and also the result charges related to our revised manufacturing strategy. Fiscal 2002 gross margin includes charges of $5.2 million relating to the write-off of discontinued inventory on hand and at distributors in connection with our decision to outsource a significant portion of our manufacturing. As a result of our decision to outsource a significant portion of our manufacturing activity, our capacity at our Tempe, AZ facility will not be fully utilized. The costs related to this idle capacity are expensed as incurred. Gross margin, as a percentage of revenues, for fiscal 2001 was only slightly lower than gross margin for fiscal 2000 and was primarily due to the slight increase in the write-off of certain excess inventory quantities in fiscal 2001 as compared to fiscal 2000.

Research and Development.    Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks, and other expenses for the development of process technology, new packages and products. Research and development expenses were $3.9 million in fiscal 2002 and $3.4 million in fiscal 2001 and fiscal 2000. The increase in research and development expenses in fiscal 2002 is primarily the result of costs associated with the start up and operation of a new design center in Austin, Texas, including rent expense for the new center.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. Selling, general and administrative expenses were $11.5 million in fiscal 2002, $11.4 million in fiscal 2001 and $10.1 million in fiscal 2000. The increase in fiscal 2002 over fiscal 2001 is the result of higher legal and professional fees, almost entirely offset by lower compensation and sales commissions on lower revenues. The increase from fiscal 2001 over fiscal 2000 is primarily due to increased commissions, increased personnel costs (including the expansion of our presence in Europe and the Far East), and increased promotional activities.

Special Charges.    During fiscal 2002, we recorded restructuring and other special charges of $4.2 million related to our decision to outsource a significant portion of our wafer manufacturing. In connection with this decision, we will consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value backend manufacturing activities continuing at our Milpitas, CA headquarters. The $4.2 million of special charges consists of expenses related to a workforce reduction, write-down of certain manufacturing equipment and lease termination costs.

A summary of the charges is as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at March 31, 2002
	(in thousands)
Workforce reduction	$438	$—	$—	$438
Impairment of equipment	3,395	3,395	—	—
Facilities and other	322	—	49	273

	$4,155	$3,395	$49	$711

Workforce reduction

In connection with the restructuring program, we will reduce our headcount by approximately 62 employees, primarily in the manufacturing functions and primarily located at our Milpitas, CA facility. Approximately 15 employees had been terminated as of March 31, 2002, with their severance and benefits paid in April 2002, and we expect that the majority of the remaining employees will be terminated by the end of the second quarter of fiscal 2003.

Impairment of equipment

As part of our restructuring program, we will outsource a significant portion of our wafer fabrication activities and consolidate most of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing activities continuing at our Milpitas, CA headquarters. With the outsourcing of a significant portion of our wafer fabrication activities, the number and volume of products generated from the equipment located at our Tempe facility will be significantly reduced. As a result of these circumstances, we performed an analysis to determine if the manufacturing equipment at our Tempe, AZ facility was impaired. Based on the analysis performed, which was based on our estimates of future undiscounted cash flows, we determined that these assets were impaired and wrote-down the value of the assets to their estimated fair value, resulting in a charge of $3.4 million. Fair value was estimated as the amount for which the assets could be purchased in an arms-length transaction.

Facilities and other

The restructuring plan calls for us to relocate from our Milpitas facility once all internal wafer fabrication activities have been consolidated into our Tempe, AZ facility. As required by the lease for the Milpitas facility, we are obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility.

We expect that the remaining cash expenditures relating to the workforce reduction will be paid in the second and third quarters of fiscal 2003. We expect to complete the implementation of this restructuring program during the next six months, with the remaining cash expenditures relating to facilities and other expected to be paid no later than the end of the second quarter of fiscal 2003. The restructuring liability is included in accrued liabilities in the balance sheet.

Interest Expense.    Interest expense was $940,000, $982,000 and $890,000 in fiscal 2002, 2001 and 2000, respectively. The decrease in interest expense from fiscal 2001 to 2002 is primarily due to the expiration of capital leases in fiscal 2002, decreasing interest expense. The increase in interest expense in fiscal 2001 compared to fiscal 2000 primarily reflects financing of a portion of our capital expenditures during fiscal 2001, which were at a higher level of expenditure than in fiscal 2000.

Interest (Income) and Other (Income) Expense, Net.    Interest (income) and other (income) expense, net was $(104,000) in fiscal 2002 as compared to $(171,000) in fiscal 2001 and $(419,000) in fiscal 2000. The decrease in fiscal 2002 from fiscal 2001 is primarily the result of lower interest income on lower average investment balances, offset in part by lower other expenses in fiscal 2002, as fiscal 2001 included a $250,000 charge related to the write-off of costs associated with a cancelled public offering of our common stock. The decrease in fiscal 2001 compared to fiscal 2000 was primarily due to a $250,000 write off of costs associated with a cancelled public offering of our common stock.

Income Taxes.    In fiscal 2002, there was no provision for income taxes due to the net loss incurred for the period. In fiscal 2001, we recorded a federal and state alternative minimum tax provision of $52,000 after taking into consideration the use of net operating loss carryforwards. We did not incur income tax expense in fiscal 2000 due to the availability of tax loss carryforwards. As of March 31, 2002, we had federal and state tax loss carryforwards of approximately $56.0 million and $13.0 million, respectively. We have provided a valuation allowance against total deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of the carryforwards. See Note 11 of Notes to Financial Statements.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which addresses financial accounting and reporting for business combinations. SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” (“APB 16”) and amends or supersedes a number of interpretations of APB 16. SFAS 141 requires that (1) all business combinations be accounted for by a single method—the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in APB 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. We have not recorded any goodwill or indefinite lived intangible assets prior to March 31, 2002 and accordingly, the adoption of this statement as of April 1, 2002 will not have a material impact on our financial position, results of operations or cash flow.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and resolves significant implementation issues that existed with SFAS 121. We do not expect that adoption of SFAS 144 will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Financial Statements. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance (e.g., revenue) and/or because their application requires significant management judgment, are described in the following paragraphs.

Management has discussed the development of our critical accounting estimates with the audit committee of the board of directors and they have reviewed the disclosures of such estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue recognition

Our revenue recognition policy is described in Note 2 of Notes to Financial Statements. The aspects of our revenue recognition policy that involve more significant judgments and estimates include the following:

Collection is reasonably assured—we assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of the customer. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash.

Deferred gross margin—shipments to distributors with rights of return are deferred until the inventory is sold through to the end user. At the time of shipment of product to distributors where there is the right of return, we record the standard margin in “deferred margin on sales to distributors,” a component of current liabilities on our balance sheet. Deferred margin represents our estimate of the standard margin on the sale to distributors. At March 31, 2002, deferred margin on sales to distributors was $1.2 million.

Inventory and related reserves

Our inventory and related reserves policy is described in Note 2 of Notes to Financial Statements. The aspects of our inventory and related reserves policy that involve more significant judgments and estimates include the following:

Forecast of customer demand—we provide reserves for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand to management’s forecast of customer demand for the next 12 months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. Because a significant portion of our sales are through distributors and many parts may have small sales volume, the customer demand forecast process is not inclusive of all parts. Therefore, historical trends may also be used in estimating the excess and obsolete inventory reserves. We review our reserve for excess and obsolete inventory on a quarterly basis considering all known facts and circumstances and adjust our forecast of customer demand accordingly. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. In fiscal 2002, we recognized a benefit of approximately $562,000 relating to the sale or consumption of inventory that had been previously reserved. To the extent that our forecast of customer demand materially differs from actual demand, our estimates used in determining cost of sales and gross margin could be positively or negatively impacted.

Impairment of long-lived assets

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss will be measured as the difference between the carrying value of the assets and their estimated fair value.

In fiscal 2002, we determined that the carrying value of certain of our owned manufacturing equipment was no longer recoverable based on estimates of future cash flows. Our estimate of the future cash flows generated from this equipment decreased significantly in 2002 due to the completion of our plan to outsource a significant portion of our wafer fabrication activities to an independent foundry. As a result, we recognized an impairment charge of approximately $3.4 million in the second quarter of 2002. This equipment has a post-impairment carrying value of approximately $2.3 million and we anticipate it will continue to be used for the foreseeable future. Estimates of future cash flows used to test the asset for recoverability were based on current operating projections extended to the useful life of the asset group. We have estimated the fair value of the equipment based on an outside appraisal that relied on market prices for purchases of similar equipment. If the estimate of the cash flows were to decrease or increase by 10% the assets would still not be recoverable.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. Because of the potentially significant impact that any possible unfavorable outcome relating to any lawsuits, claims and proceedings, we consider this a critical accounting estimate. During fiscal 2002, 2001 and 2000, we did not recognize a liability in our balance sheet for any pending threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the amount sought by the plaintiffs is several millions of dollars, and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; and as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence.

The first case involves counterclaims brought by our former CEO, Chan Desaigoudar, after we sued him for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Tarsaim L. Batra, who has sued the company and three of our former officers, Mr. Desaigoudar, Steve Hencke and Surendra Gupta, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Hencke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Hencke were convicted; however, their convictions were overturned and a retrial was imminent when last month they each entered a guilty plea as to one or more of the counts and are awaiting sentencing.

We believe that we have meritorious defenses to the claims of the opposing parties in both of these cases. Currently, we intend to vigorously pursue our defenses and/or our claims against the opposing parties in these matters. Should we unexpectedly learn facts during discovery which lead us to reasonably estimate a negative outcome to these cases, or should one or both of these cases result in a verdict for the other parties, then we would provide for such liability as appropriate.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of March 31, 2002 was $7.2 million, as compared to $6.6 million at March 31, 2001. Receivables decreased to $4.6 million at March 31, 2002 compared to $8.1 million a year earlier, primarily as a result of lower sales. Receivables days sales outstanding were 53 days at March 31, 2002 as compared to 63 days as of March 31, 2001. Inventories decreased from $11.7 million at March 31, 2001 to $2.8 million at March 31, 2002, in part due to the write-off of discontinued inventory of $4.1 million and to decreased production volumes in response to decreased sales activity. Capital expenditures totaled $2.9 million in fiscal 2002 as compared to $6.7 million in fiscal 2001 reflecting our continued investment in new equipment to support our production of chipscale products.

Operating activities used $4.4 million of cash in fiscal 2002. The most significant usage of cash was our net loss before non-cash charges of $17.9 million. Increases in long-term assets and decreases in other long-term liabilities used an additional $121,000 of cash. These uses of cash were partially offset by decreases in accounts receivable, inventories, prepaid expenses and other current assets and increases in accounts payable and deferred margin on distributor sales, which provided $13.6 million of cash for operations. Cash provided by operating activities in fiscal 2001 of $3.0 million was primarily due to net income of $2.5 million, adjusted for depreciation and amortization and a decrease in accounts receivable of $3.8 million, which were partially offset by an increase in inventories and decrease in accounts payable and other current liabilities of $3.1 million. Cash used by operating activities in fiscal 2000 of $1.1 million was primarily due to net income adjusted for depreciation and amortization and an increase in accounts payable and other current liabilities of $5.0 million which was more than offset by increases in accounts receivable and inventories of $6.0 million and an increase in prepaid expenses and other current assets of $388,000.

We generated cash of $1.1 million from investing activities for fiscal 2002 as compared to using cash of $5.9 million in fiscal 2001 and $874,000 in fiscal 2000. Cash provided by investing activities in fiscal 2002 was the result of net proceeds from the sale of short-term investments of $4.0 million, partially offset by cash used to purchase capital equipment.

Net cash provided by financing activities in fiscal 2002 was $7.9 million and was primarily the result of proceeds from the sale of our common stock of $9.1 million. In fiscal 2002, we sold 2,000,000 shares of our common stock to several institutional investors and certain of our directors for gross proceeds of $8.2 million, offset by cash offering expenses of $609,000. In addition, we received $1.5 million from the issuance of common stock under our employee benefit plans and $499,000 from long-term borrowings. Repayments of capital lease obligations and long-term debt of $1.7 million, partially offset these proceeds. Cash provided by financing activities in fiscal 2001 of $3.8 million was the result of borrowings of long-term debt and proceeds from the sale of our common stock of $4.8 million, offset by repayments on long-term debt and capital lease obligations of $1.0 million. In fiscal 2000, cash provided by financing activities was $2.7 million and resulted from proceeds from the sale of our common stock of $3.2 million, partially offset by repayments of long-term debt and capital lease obligations.

In June 2002, we entered into a Loan and Security agreement which allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit, each of which cannot individually exceed $3.5 million. The amount available under the agreement is based on the amount of eligible equipment and accounts receivable. Under this agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million in order to retain the availability of the revolving credit line. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for a term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets.

During fiscal 2000, we entered into two capital equipment financing facilities aggregating $1.5 million. The terms of these facilities allowed us to borrow at prime plus 0.75%. During fiscal 2000 and 2001, we borrowed the full amounts available under these facilities. At March 31, 2002, no additional funds were available under these two facilities. At March 31, 2002, $750,000 was due under these facilities. We expect to terminate these facilities and pay off this debt in full with the proceeds to be received under the Loan and Security agreement described above.

In July 2000, we secured an additional $2.0 million equipment financing facility with interest at prime plus 0.5%. During fiscal 2001 we borrowed $997,000 against this $2.0 million facility. At March 31, 2002, $637,000 was due under this facility. We expect to terminate this facility and pay off this debt in full with the proceeds to be received under the Loan and Security agreement described above.

In fiscal 2002, we entered into a credit agreement allowing us to borrow up to $500,000 at an annual interest rate of prime plus 0.75%, collateralized by our equipment and other assets. In fiscal 2002, we borrowed $499,000 against this agreement. At March 31, 2002, $399,000 was due under this facility. We expect to terminate this facility and pay off this debt in full with the proceeds to be received under the Loan and Security agreement described above.

As of March 31, 2002, we were not in compliance with our financial covenants related to approximately $1.8 million of our outstanding borrowings. Accordingly, the entire balance is classified as current liabilities in our balance sheet at March 31, 2002. We plan to pay off this debt in full with the proceeds received under the Loan and Security agreement described above. Additionally, as of March 31, 2002, we were not in compliance with the financial covenants related to our industrial revenue bonds. In accordance with the terms of the industrial revenue bonds, our non-compliance would need to continue for at least four consecutive quarters in order for the industrial revenue bonds to become callable. We believe that we will be in compliance prior to the end of that period and accordingly, there is no impact on our short-term liquidity due to our non-compliance.

Future maturities of long-term debt and sinking fund requirements at March 31, 2002 are $1.5 million in fiscal 2003, $1.2 million in fiscal 2004, $505,000 in fiscal 2005, $250,000 in fiscal 2006, $275,000 in fiscal 2007 and $5.6 million thereafter.

We lease certain of our manufacturing facilities and sales offices under non-cancelable operating leases, expiring from fiscal 2003 to fiscal 2007. Future minimum lease payments under these leases are $171,000 in fiscal 2003, $66,000 in fiscal 2004, $26,000 in fiscal 2005, $27,000 in fiscal 2006 and $7,000 in fiscal 2007. In May 2002, we entered into a new facility lease for office and light manufacturing space in Milpitas, CA. Total future minimum lease payments over the term of the lease are $1.4 million.

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses. In fiscal 2002, we began to implement a restructuring program aimed at streamlining our manufacturing operations, bringing our costs more in line with the current revenue levels and restoring profitability. If we were not to adjust our operations and instead use the same amount of cash in our business operations in fiscal 2003 as we did in fiscal 2002, we would run out of cash.

Our operating plan for fiscal 2003 forecasts revenue growth and profit improvement, due in part to our focused sales and marketing efforts and in part to gross margin improvement and expense reductions resulting from our manufacturing outsourcing. Should we achieve that plan, we will require additional equipment financing which we may not be able to obtain on terms we consider reasonable and we may wish to raise additional equity capital to provide us with cash reserves and to fund future growth. If we do not achieve the operating plan, we will need to further adjust our operations in order to conserve our cash, which will be used to fund operating losses instead of growth. In such event, we may also need to raise additional equity capital, although such funds may not be available on favorable terms, if at all.

Regardless of whether we achieve our operating plan, to the extent that existing cash, cash equivalent and short-term investment balances are not sufficient to support our activities, we will need to raise additional funds through public or private equity or debt financing in order to sustain our operations at the level we desire. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

Our investment portfolio includes debt instruments that are primarily United Stated Treasury and municipal bonds, high-grade corporate bonds, and money market funds of less than one year in duration. These investments are subject to interest rate risk, and could decline in value if interest rates increase. Our investment portfolio also consists of certain commercial paper that is also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

The interest rates on nearly all of our long-term debt are fixed and therefore not subject to interest rate fluctuations. See Note 9 of Notes to Financial Statements.

ITEM 8.    Financial Statements and Supplementary Data.

Index to Financial Statements and Schedules

Page Number
Financial Statements:

Report of Ernst & Young LLP, Independent Auditors	34

Balance Sheets	35

March 31, 2002 and March 31, 2001

Statements of Operations	36

Years ended March 31, 2002, March 31, 2001, and March 31, 2000

Statements of Shareholders’ Equity	37

Years ended March 31, 2002, March 31, 2001, and March 31, 2000

Statements of Cash Flows	38

Years ended March 31, 2002, March 31, 2001, and March 31, 2000

Notes to Financial Statements	39

Financial Statement Schedule:

Schedule 2 Valuation and Qualifying Accounts	61

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
California Micro Devices Corporation

We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 2002 and 2001, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California
April 29, 2002

CALIFORNIA MICRO DEVICES CORPORATION

BALANCE SHEETS
(amounts in thousands, except share data)

	March 31, 2002	March 31, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$6,940	$2,309
Short-term investments	300	4,288
Accounts receivable, less allowance for doubtful accounts of $161 and $279	4,561	8,068
Inventories	2,784	11,716
Prepaids and other current assets	679	1,451

Total current assets	15,264	27,832
Property, plant & equipment, net	10,853	14,372
Restricted cash	888	914
Other long term assets	1,232	1,151

Total assets	$28,237	$44,269

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,085	$3,471
Accrued liabilities	3,852	1,792
Accrued underwriter fees	493	—
Deferred margin on sales to distributors	1,193	772
Current maturities of long-term debt and capital lease obligations	2,256	1,594

Total current liabilities	12,879	7,629
Long-term debt and capital lease, less current maturities	7,069	8,947
Other long-term liabilities	509	533

Total liabilities	20,457	17,109
Commitments and contingencies
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 13,850,765 as of March 31, 2002 and 11,459,503 as of March 31, 2001	67,732	58,509
Accumulated deficit	(59,954)	(31,349)
Accumulated other comprehensive income	2	—

Total shareholders’ equity	7,780	27,160

Total liabilities and shareholders’ equity	$28,237	$44,269

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended March 31,
	2002	2001	2000
Net sales	$29,944	$57,534	$43,763
Cost and expenses:
Cost of sales	38,153	39,366	29,571
Research and development	3,884	3,405	3,366
Selling, general and administrative	11,521	11,364	10,080
Special charges	4,155	—	—

Total costs and expenses	57,713	54,135	43,017

Operating income (loss)	(27,769)	3,399	746
Interest expense	940	982	890
Interest (income) and other (income) expense, net	(104)	(171)	(419)

Income (loss) before income taxes	(28,605)	2,588	275
Provision for income taxes	—	52	—

Net (loss) income	$(28,605)	$2,536	$275

Net (loss) income per share—basic	$(2.33)	$0.23	$0.03

Weighted average common shares and share equivalents outstanding—basic	12,272	11,243	10,324

Net (loss) income per share—diluted	$(2.33)	$0.20	$0.02

Weighted average common shares and share equivalents outstanding—diluted	12,272	12,384	11,642

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at March 31, 1999	10,116	$53,328	$(34,160)	$2	$19,170
Exercise of stock options	730	2,191	—	—	2,191
Issuance through employee stock purchase plan	192	960	—	—	960
Provision for contingent stock award	—	357	—	—	357
Components of comprehensive income:
Net income	—	—	275	—	275
Unrealized gain on available-for-sale securities	—	—	—	7	7

Comprehensive income					282

Balance at March 31, 2000	11,038	56,836	(33,885)	9	22,960
Exercise of stock options	359	1,077	—	—	1,077
Issuance through employee stock purchase plan	73	796	—	—	796
Repurchases of common stock	(40)	(315)	—	—	(315)
Stock issued related to contingent stock award	30	115	—	—	115
Components of comprehensive income:
Net income	—	—	2,536	—	2,536
Unrealized loss on available-for-sale securities	—	—	—	(9)	(9)

Comprehensive income					2,527

Balance at March 31, 2001	11,460	58,509	(31,349)	—	27,160
Exercise of stock options	262	845	—	—	845
Issuance through employee stock purchase plan	129	687	—	—	687
Issuance of common stock and warrants in private placement	2,000	7,611	—	—	7,611
Stock-based compensation		80			80
Components of comprehensive loss:
Net loss	—	—	(28,605)	—	(28,605)
Unrealized gain on available-for-sale securities	—	—	—	2	2

Comprehensive loss					(28,603)

Balance at March 31, 2002	13,851	$67,732	$(59,954)	$2	$7,780

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(28,605)	$2,536	$275
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash portion of special charges	3,395	—	—
Write-off of discontinued inventories, net	3,604	—	—
Provision for discontinued inventory at distributors, net	611	—	—
Depreciation and amortization	3,026	2,947	2,899
Stock based compensation	80	115	357
Changes in assets and liabilities:
Accounts receivable	3,507	807	(4,404)
Inventories	5,328	(1,722)	(1,556)
Prepaid expenses and other current assets	772	(471)	(388)
Accounts payable and other current liabilities	3,556	(1,398)	1,869
Other long term assets	(97)	(28)	(384)
Other long term liabilities	(24)	(82)	290
Deferred margin on distributor sales	421	256	(60)

Net cash (used in) provided by operating activities	(4,426)	2,960	(1,102)

Cash flows from investing activities:
Purchases of short-term investments	(2,285)	(11,561)	(3,626)
Sales of short-term investments	6,275	12,334	2,735
Capital expenditures	(2,886)	(6,666)	(1,981)
Net change in restricted cash	26	(12)	1,998

Net cash provided by (used in) investing activities	1,130	(5,905)	(874)

Cash flows from financing activities:
Repayments of capital lease obligations	(185)	(411)	(379)
Repayments of long-term debt	(1,530)	(614)	(306)
Borrowings of long-term debt	499	3,231	238
Proceeds from private placement of common stock, net	7,611	—	—
Proceeds from issuance of common stock	1,532	1,558	3,151

Net cash provided by financing activities	7,927	3,764	2,704

Net increase in cash and cash equivalents	4,631	819	728
Cash and cash equivalents at beginning of period	2,309	1,490	762

Cash and cash equivalents at end of period	$6,940	$2,309	$1,490

Supplemental disclosures of cash flow information:
Interest paid	$955	$969	$890

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    THE COMPANY

We design, develop, manufacture and market application specific integrated passive devices and complementary analog semiconductors. Our products provide signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions to original equipment manufacturers and contract manufacturers. We use our silicon-based thin film materials and semiconductor process technology to integrate multiple passive and active elements onto a single integrated circuit.

Our products are marketed primarily to customers in the mobile electronics, computing, LED lighting, medical and other industries.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the accompanying financial statements, fiscal 2002, 2001, and 2000 refer to the twelve months ended March 31, 2002, 2001, and 2000, respectively. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2002 presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of commercial paper and money market funds.

Short-term Investments

We invest our excess cash in high quality financial instruments. All of our marketable investments, except for investments related to our non-qualified deferred compensation program, are classified as available-for-sale and we view our available-for-sale portfolio as available for use in current operations. Accordingly, we have classified all investments, except for amounts related to our non-qualified deferred compensation program described in Note 14, as short-term, even though the stated maturity date may be one year or more past the current balance sheet date.

Available-for-sale securities are stated at fair market value, with unrealized gains and losses, net of tax, reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other than temporary are included in interest income and other (net).

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Inventories and Related Reserves

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. Because a significant portion of our sales are through distributors and many parts may have small sales volume, the customer demand forecast process is not inclusive of all parts. Therefore, historical trends may also be used in estimating the excess and obsolete inventory reserves. Generally, inventories in excess of twelve months demand are reserved and the related charge is recorded to cost of sales. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for this product.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, or the remaining lease term. Estimated useful lives of assets are as follows:

Building	40 years
Machinery and equipment	3-7 years
Leasehold improvements	5-7 years
Furniture and fixtures	7 years

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected future undiscounted cash flows from the use of the asset over its remaining life is less than the carrying value of the asset. The amount of impairment loss will be measured as the difference between the carrying value of the assets and their estimated fair values. During fiscal 2002, we recorded an impairment loss of $3.4 million. See Note 7.

Revenue Recognition

We generally recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to end user customers, or to distributors that do not receive price concessions and do not have return rights, is recognized upon shipment and title transfer, if we believe collection is reasonably assured. Reserves for sales returns and allowances from end user customers are estimated primarily based on historical experience and are provided for at the time of shipment.

Revenue from product sales to distributors with agreements allowing for either price concessions or for product returns is recognized at the time the distributor sells the product to OEMs or other end users. Revenue is not recognized upon shipment since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Revenue is recognized when the distributor sells the product to

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

an end user, at which time the sales price becomes fixed. Pursuant to our agreements with our distributors, custom, older or end-of-life products are sold with no right of return and are not eligible for price concessions. In these cases, revenue is recognized upon shipment to the distributor.

At the time of shipment to distributors, we defer the estimated standard margin by recording it in “deferred margin on sales to distributors”, a component of current liabilities on the balance sheet.

Other

We expense all research and development and advertising costs as incurred.

Net Income (Loss) Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Basic:
Net income (loss)	$(28,605)	$2,536	$275

Weighted average shares	12,272	11,243	10,324

Net income (loss) per share—basic	$(2.33)	$0.23	$0.03

Diluted:
Net income (loss)	$(28,605)	$2,536	$275

Weighted average shares	12,272	11,243	10,324
Dilutive effect of stock options	—	1,141	1,318

	12,272	12,384	11,642

Net income (loss) per share—diluted	$(2.33)	$0.20	$0.02

Options to purchase 2,790,000, 231,000 and 77,000 shares of common stock outstanding at March 31, 2002, 2001 and 2000, respectively, were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive. Warrants to purchase 59,250 shares of common stock outstanding at March 31, 2002 were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive.

Stock-Based Compensation

As allowed under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” we account for our employee stock plans in accordance with the provision of Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and have adopted the disclosure provisions of SFAS 123. Stock-based awards to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Fair value for these awards is

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

calculated using the Black-Scholes option-pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, and our dividend yield. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience.

Comprehensive Income

Accumulated other comprehensive income presented in the accompanying balance sheets at March 31, 2002 and 2001 consists of the accumulated net unrealized gains on available-for-sale securities.

Income Taxes

Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. We provide a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), which addresses financial accounting and reporting for business combinations. SFAS 141 supersedes APB Opinion No. 16, “Business Combinations” (“APB 16”) and amends or supersedes a number of interpretations of APB 16. SFAS 141 requires that (1) all business combinations be accounted for by a single method—the purchase method, (2) all intangible assets acquired in a business combination are to be recognized as assets apart from goodwill if they meet one of two criteria—the contractual-legal criterion or the separability criterion and (3) in addition to the disclosure requirements in APB 16, disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. When the amounts of goodwill and intangible assets acquired are significant in relation to the purchase price paid, disclosure of other information about those assets is required, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. We have not recorded any goodwill or indefinite lived intangible assets prior to March 31, 2002 and accordingly, the adoption of this statement as of April 1, 2002 will not have a material impact on our financial position, results of operations or cash flow.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and is effective for years beginning after December 15, 2001. SFAS 144 provides accounting and reporting standards for the impairment

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

of long-lived assets and for long-lived assets to be disposed of. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and resolves significant implementation issues that existed with SFAS 121. We expect that adoption of SFAS 144 will not have a material impact on our financial statements.

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) requires that we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. We adopted SFAS 133 as of April 1, 2001. Because we do not currently hold any derivatives, adoption of SFAS 133 did not have a material impact on our financial statements.

3.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities at March 31, 2002 and March 31, 2001, respectively:

	March 31,
	2002	2001
	(in thousands)
Cash and cash equivalents:
Cash	$1,615	$977
Money market funds	4,657	379
Commercial paper	668	953

Total cash and cash equivalents	$6,940	$2,309

Short-term investments:
Commercial paper	$—	$2,022
U.S. Treasury and municipal bonds	300	1,766
Corporate bonds	—	500

Total short-term investments	$300	$4,288

At March 31, 2002, all short-term investments mature in greater than five years. Gross realized gains and losses on the sales of securities are reported as other income and were not significant for all years presented. Gross unrealized gains and losses on available-for-sale securities at March 31, 2002 and 2001 were not material.

4.    CONCENTRATIONS OF CREDIT RISK

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade accounts receivable.

We place our cash, cash equivalents and short-term investments in a variety of substantial financial institutions and limit the amount of credit exposure through diversification and by investing only in instruments of high-grade government and commercial issuers.

A significant portion of our sales are to customers whose activities are related to computer and computer peripherals, wireless communications, networking, medical, and consumer electronics industries, including some who are located in foreign countries. We generally extend credit to these customers and, therefore, the aforementioned industries and economic influences of customers’ geographic locations affect collection of

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

accounts receivable. However, we monitor extensions of credit and require collateral, such as letters of credit, whenever deemed necessary. We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of collectibility.

5.    CONCENTRATION OF OTHER RISKS

Markets

We market our products into high-technology industries, such as mobile electronics, computing, LED lighting, medical and other markets that are characterized by rapid technological change, intense competitive pressure, and volatile demand patterns. Most of the systems into which the Company’s products are designed have short life cycles. As a result, we require a significant number of new design wins on an ongoing basis to maintain and grow revenue.

Customers

Generally, our sales are not subject to long-term contracts but rather to short-term releases of customers’ purchase orders, most of which are cancelable on relatively short notice. The timing of these releases for production as well as custom design work is in the control of the customer. Because of the short life cycles involved with our customers’ products, the order pattern from individual customers can be erratic with significant accumulation and de-accumulation of inventory during phases of the life cycle.

Manufacturing

Our manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, process changes, as well as other factors that can affect yields.

Subcontractors

In fiscal 2002, we implemented a strategy to outsource the wafer fabrication of a portion of our products to ASMC, an outside foundry, located in China. As a result of this strategy, we will be subject to certain risks including reduced control over delivery schedules, quality assurance, manufacturing yields and production costs, lack of guaranteed production capacity or product supply and lack of availability of, or delayed access to, key process technologies. We also use independent subcontractors, primarily in Thailand, for assembly, packaging and test of most of our product. The common industry practice of using independent subcontractors to manufacture, test, package and assemble products is subject to risks resulting from unfavorable economic conditions, political strife, prolonged work stoppages, natural or man-made disasters, or power shortages in these countries, or other factors, and may adversely affect the ability of our independent subcontractors to manufacture, test, package and assemble our products.

Liquidity

Cash and short-term investments at March 31, 2002 were $7.2 million. In fiscal 2002, we began to implement a restructuring program aimed at streamlining our manufacturing operations, bringing our costs more in line with the current revenue levels and restoring profitability. We believe these actions will reduce our operating costs in the second half of calendar year 2002 and that we will have sufficient financial resources to fund our operations for at least the next 12 months. However, there can be no assurance that such steps will be successful. If we are not successful, then we may have to cut expenses in order to conserve our cash or raise additional financing, of which there can be no assurance of success.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    BALANCE SHEET COMPONENTS

	March 31,
	2002	2001
	(in thousands)
Inventories:
Raw materials	$355	$574
Work-in-process	1,602	6,337
Finished goods	827	4,805

	$2,784	$11,716

Property, plant and equipment:
Land	$137	$137
Building	3,030	3,030
Machinery, equipment and tooling	29,785	30,677
Leasehold improvements	1,835	1,452
Furniture and fixtures	371	371

	35,158	35,667
Less: accumulated depreciation	(24,305)	(21,295)

	$10,853	$14,372

Accrued liabilities:
Accrued salaries and benefits	$1,224	$1,135
Restructuring accrual	711	—
Other accrued liabilities	1,917	657

	$3,852	$1,792

7.    RESTRUCTURING AND ASSET IMPAIRMENT

In the second quarter of fiscal 2002, our Board of Directors approved and we began to implement a program to streamline our manufacturing operations and focus our business on product and markets in which we have, or believe we can achieve, a leadership position while leveraging our core technology strengths. Key parts of this strategy include the plan to outsource a significant portion of our wafer manufacturing to an independent foundry and to discontinue certain older products.

In connection with outsourcing a significant portion of our wafer manufacturing, we will consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing activities continuing at our Milpitas, CA headquarters. In connection with these actions we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, which is reflected in operating expenses as “Special Charges.” The restructuring program includes a workforce reduction and lease termination costs.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the restructuring and asset impairment charges is as follows:

	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at March 31, 2002
	(in thousands)
Workforce reduction	$438	$—	$—	$438
Impairment of equipment	3,395	3,395	—	—
Facilities and other	322	—	49	273

	$4,155	$3,395	$49	$711

Workforce reduction

In connection with the restructuring program, we will reduce our headcount by approximately 62 employees, primarily in the manufacturing functions and primarily located at our Milpitas, CA facility. The workforce reduction resulted in a $438,000 charge relating to severance and fringe benefits. All employees affected by the workforce reduction were informed of the plan in enough detail so that they could determine their type and amount of benefit. Approximately 15 employees had been terminated as of March 31, 2002, with their severance and benefits paid in April 2002, and we expect that the majority of the remaining employees will be terminated by the end of the second quarter of fiscal 2003.

Impairment of equipment

As part of our restructuring program, we will outsource a significant portion of our wafer fabrication activities and consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing activities continuing at our Milpitas, CA headquarters. With the outsourcing of a significant portion of our wafer fabrication activities, the number and volume of products generated from the equipment located at our Tempe facility will be significantly reduced. As a result of these circumstances, we performed an analysis to determine if the manufacturing equipment at our Tempe, AZ facility was impaired. Based on the analysis performed, which was based on our estimates of future undiscounted cash flows, we determined that these assets were impaired and wrote-down the value of the assets to their estimated fair value, resulting in a charge of $3.4 million. Fair value was estimated as the amount for which the assets could be purchased in an arms-length transaction.

Facilities and other

The restructuring plan calls for us to relocate from our Milpitas facility once all internal wafer fabrication activities have been consolidated into our Tempe, AZ facility. As required by the lease for the Milpitas facility, we are obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility.

We expect that the remaining cash expenditures relating to the workforce reduction will be paid in the second and third quarters of fiscal 2003. The remaining cash expenditures relating to facilities and other are expected to be paid no later than the end of the second quarter of fiscal 2003. The restructuring liability is included in accrued liabilities in the balance sheet. We expect to complete the implementation of this restructuring program during the next six months.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with our revised manufacturing strategy, we also discontinued certain older products and wrote-off the related discontinued manufacturing and distributor inventory. The gross charges related to the write-off of discontinued inventory was $5.2 million.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. The fair values of short-term investments are estimated based on quoted market prices. The fair value for long-term debt at March 31, 2002 approximated carrying value and was estimated using discounted cash flow analysis based on estimated interest rates for similar types of borrowing arrangements.

9.    LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

	March 31, 2002	March 31, 2001
Industrial revenue bonds at 10.5%, due through March 2018	$6,720	$6,890
Equipment financing facilities due through February 2004	1,786	2,218
Equipment financing agreement due through March 2005	819	1,248

	9,325	10,356
Less current maturities	2,256	1,415

	$7,069	$8,941

Our industrial revenue bonds are collateralized by a lien on all of our land and buildings in Tempe, AZ, and certain equipment acquired with the proceeds of the bonds, and require certain minimum annual sinking fund payments ranging from $170,000 in fiscal 2002 to $780,000 in fiscal 2018. We have the ability to prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts without penalty. At March 31, 2002 and 2001, cash of $888,000 and $914,000, respectively, were held in sinking fund trust accounts. Of these amounts, $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance is used for semi-annual interest and principal payments. As of March 31, 2002, $6,720,000 was outstanding under this agreement. These bonds are subject to certain financial covenants, including a restriction on the payment of dividends. As of March 31, 2002, we were not in compliance with the financial covenants related to our industrial revenue bonds. In accordance with the terms of the industrial revenue bonds, our non-compliance would need to continue for at least four consecutive quarters in order for the industrial revenue bonds to become callable. We believe we will be in compliance within the period allowed. Accordingly, we have not reclassified the long-term portion of this debt of $6.5 million, to short-term on our balance sheet at March 31, 2002.

In fiscal 1999 and 2000, we borrowed $650,000 and $975,000, respectively, under equipment financing agreements. The borrowings bear interest at 9.9% and 9.6% per year, respectively, and principal and interest payments are due in monthly installments through March 2005. As of March 31, 2002, $819,000 was outstanding under these agreements. There are no financial covenants related to these equipment financing agreements.

We have borrowed $3.0 million under four separate capital equipment financing facilities. Borrowings under three of these agreements bear interest at prime plus 0.75% (5.5% at March 31, 2002) per year and borrowings under one of the agreements bears interest at prime plus 0.5% (5.25% at March 31, 2002). Principal,

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

in equal installments, and interest are due in monthly installments through February 2004. As of March 31, 2002, we were not in compliance with the financial covenants related to these financing agreements, and as a result, have included the entire amount due under these agreements of $1.8 million as short-term liabilities on our balance sheet.

Future maturities of long-term debt and sinking fund requirements at March 31, 2002 are as follows (amounts in thousands):

2003	$1,546
2004	1,169
2005	505
2006	250
2007	275
Thereafter	5,580

$9,325

Included in the fiscal 2004 requirements of $1.2 million above is $710,000 that is classified as a current liability on our balance sheet at March 31, 2002 due to our non-compliance with debt covenants.

10.    LEASE COMMITMENTS

Operating Leases

We lease certain manufacturing facilities and sales offices under operating leases expiring from fiscal 2003 to fiscal 2007. Future minimum lease payments under non-cancelable operating lease agreements having an initial term in excess of one year at March 31, 2002 are as follows:

(in thousands)
2003	$171
2004	66
2005	26
2006	27
2007	7
Thereafter	—

$297

Rent expense was $485,000, $459,000 and $445,000 in fiscal 2002, 2001 and 2000, respectively. Rent expense was net of sublease income of $176,000 and $148,000 in fiscal 2001 and 2000, respectively. There was no sublease income in fiscal 2002.

Capital Leases

At March 31, 2002, we have no outstanding capital lease obligations. Obligations under capital leases in fiscal 2001 were at interest rates ranging from 7% and 10% and were due in monthly installments. Machinery and equipment with total cost of $1.6 million and accumulated depreciation of $840,000 at March 31, 2001, were recorded under capital leases.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

The Company’s provision for income taxes consists of the following (amounts in thousands):

	Year Ended March 31,
	2002	2001	2000
Current:
Federal	$—	$51	$—
State	—	1	—

Provision for Income Taxes	$—	$52	$—

A reconciliation of the Company’s effective tax rate to the federal statutory rate is as follows:

	Year Ended March 31,
	2002	2001	2000
Federal statutory tax rate	34%	34%	34%
Losses with no current benefit	(34)%	—
Utilization of loss carryforward	—	(32)%	(34)%

Effective income tax rate	0%	2%	0%

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,003	$10,900
Tax credit carryforwards	476	500
Inventory reserves	3,932	3,600
Other non-deductible accruals and reserves	3,124	600

Total deferred tax assets	27,535	15,600
Less valuation allowance	(26,884)	(15,300)

Net deferred tax asset	651	300
Deferred tax liabilities:
Tax over book depreciation	651	300

Total net deferred tax asset	$—	$—

Statement of Financial Accounting Statement No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against total deferred tax assets. The Company will continue to evaluate the ability to realize the deferred tax assets on a quarterly basis. The valuation allowance increased by $11,584,000 during the year ended March 31, 2002 and decreased $1,000,000 during the year ended March 31, 2001. Approximately $3.4 million of the valuation allowance for deferred tax assets relates to stock option deductions, which when recognized will be directly allocated to common stock.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

At March 31, 2002, we had federal and state net operating loss carryforwards of approximately $56.0 million and $13.0 million, respectively, which expire in the years 2004 through 2022 and federal and state research and development tax credits of approximately $280,000 and $290,000, respectively. The federal research and development tax credits expire in the years 2008 through 2022, while the state research and development tax credits carry forward indefinitely.

Utilization of the net operating losses and credit carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

12.    INTEREST INCOME AND OTHER, NET

Interest income and other, net, consists of (amounts in thousands):

	Year Ended March 31,
	2002	2001	2000
Interest income	$244	$559	$300
Other income (expense)	(140)	(388)	119

	$104	$171	$419

Interest income reflects the amounts earned from investments in cash equivalents and short-term securities.

13.    CAPITAL STOCK

Common Stock

In December 2001, we sold 2,000,000 shares of our no par value common stock at $4.11 per share, yielding gross cash proceeds of $8.2 million, in a private placement. Cash offering expenses of approximately $609,000 were offset against the proceeds for net cash proceeds of $7.6 million. In addition to cash expenses, we issued the placement agent warrants to purchase up to 59,250 shares of our common stock at an exercise price of $4.11 per share. The warrants are immediately exercisable and expire five years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model was approximately $187,000 and was recorded to common stock. The issuance of these shares and this warrant did not require shareholder approval.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 is designated Series A Participating Preferred Stock. The Board of Directors has the authority to issued the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2002 and 2001.

Shareholder Rights Plan

In September 2001, our Board of Directors adopted a shareholder rights plan, pursuant to which one preferred stock purchase right (a “Right”) was distributed for each share of common stock held as of October 12, 2001. Each Right, when exercisable, will entitle the holder to purchase from us one one-thousandth of a share of our Series A Participating Preferred Stock at a price of $50.00 (the “Purchase Price”).

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Rights entitle the holder to receive, upon exercise, shares of common stock (and in certain circumstances, a combination of securities or other assets) having a value of twice the Purchase Price if a person or group acquires beneficial ownership of 15% or more of our outstanding common stock, subject to certain exceptions for existing shareholders. Additionally, if we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the Purchase Price. Our Board of Directors has the right to cause each Right to be exchanged for common stock or substitute consideration.

We have the right to redeem the Rights at a price of $0.001 per Right in certain circumstances. The Rights expire on September 24, 2011.

14.    EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION

401(K) Savings Plan

We maintain a 401(K) Savings Plan covering substantially all of our employees. Under the plan, eligible employees may contribute up to 15% of their base compensation to the plan with the Company matching at a rate of 50% of the participants’ contributions up to a maximum of 3% of their base compensation. Participants’ contributions are fully vested at all times. The Company’s contributions vest incrementally over a two-year period. During fiscal 2002, 2001, and 2000, we expensed $295,000, $305,000, and $278,000, respectively, relating to our contributions under the plan.

Nonqualified Deferred Compensation Plan

In April 1997, we implemented a nonqualified deferred compensation plan for the benefit of eligible employees. This plan is designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets earmarked to pay benefits under the plan are held by a rabbi trust. We have classified the diversified assets held by the rabbi trust as trading securities, and recorded them at fair market value with changes recorded to other income and expense. The assets are classified within other long-term assets on the balance sheet. Changes in the liability related to the rabbi trust account are recorded as adjustments to compensation expense. In fiscal 2002, we recognized compensation expense of $25,000 as a result of an increase in the market value of the trust assets, with the same amount being recorded as securities gains included in interest income. In fiscal 2001, we recorded a benefit to compensation expense of $82,000 due to the decrease in the market value of the trust assets, with the same amount being recorded as a loss in other (income) expense. Compensation expense of $151,000 was recognized in fiscal 2000 as a result of increases in the market value of the trust assets, with the same amount being recorded as securities gains included in interest income. Additionally, during fiscal 2002, 2001 and 2000, we expensed zero, $2,000 and zero, respectively, relating to our contributions under the plan. The balances held by the rabbi trust are classified as long-term liabilities. The balance in this account was $509,000 and $513,000 at March 31, 2002 and 2001, respectively.

Stock Option Plans

The 1995 Employee Stock Option Plan (“1995 Plan”) is administered by the compensation committee consisting of not less than two qualified directors. The 1995 Non-Employee Directors Plan (the “Directors Plan”) is administered by not less than three members of the Board of Directors and the amount of shares granted to the directors on an annual basis are fixed in amount, as approved by the shareholders.

Under our 1995 Plan, options may be granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant for shares issued under a non-qualified stock

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

option agreement. Options may also be issued to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant for shares issued under an incentive stock option agreement. In fiscal 2002, the number of shares authorized for issuance under the 1995 Plan was increased by 500,000 shares bringing the total authorized shares under the 1995 Plan to 3,655,000. At March 31, 2002, 308,847 shares remained available for future grant.

The Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. In fiscal 2002, the number of shares authorized for issuance under the Directors Plan was increased by 70,000 shares bringing the total authorized shares under the Directors Plan to 390,000. As March 31, 2002, 88,681 shares remained available for future grant.

Generally, options under the plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans except the 1981 Employee Incentive Stock Option Plan (the “1981 Plan”) expire within 20 years of date of adoption. No options may be granted during any period of suspension or after termination of any plan. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

In fiscal 2002, our Board of Directors granted options to purchase 650,000 shares of our common stock to three executives outside of the 1995 Plan described above (“Non-Plan Options”). All Non-Plan Options were granted at exercise prices equal to the fair market value on the date of grant, have vesting periods of four years and expire in ten years. Our Non-Plan Options did not require the approval of, and were not approved by, our shareholders. The weighted average exercise price of the Non-Plan Options granted in fiscal 2002 is $5.86 per share.

The following is a summary of stock option activity and related information, including Non-Plan Options (in thousands, except per share data):

	Shareholder Approved Plans		Non-Shareholder Approved Plan		All Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at March 31, 1999	2,478	$3.58	—	$—	2,478	$3.58
Granted	455	$5.80	—	$—	455	$5.80
Exercised	(730)	$3.00	—	$—	(730)	$3.00
Canceled	(251)	$3.69	—	$—	(251)	$3.69

Balance at March 31, 2000	1,952	$4.27	—	$—	1,952	$4.27
Granted	671	$17.05	—	$—	671	$17.05
Exercised	(370)	$3.63	—	$—	(370)	$3.63
Canceled	(197)	$14.64	—	$—	(197)	$14.64

Balance at March 31, 2001	2,056	$7.56	—	$—	2,056	$7.56
Granted	730	$6.87	650	$5.86	1,380	$6.40
Exercised	(252)	$3.36	—	$—	(252)	$3.36
Canceled	(394)	$11.40	—	$—	(394)	$11.40

Balance at March 31, 2002	2,140	$7.11	650	$5.86	2,790	$6.82

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at March 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(thousands)	(years)		(thousands)
$2.25—$2.88	311	4.99	$2.80	294	$2.81
$2.97—$3.50	171	6.49	$3.22	125	$3.25
$3.93—$5.02	485	5.66	$4.23	285	$3.93
$5.09—$6.40	520	8.94	$6.25	20	$5.88
$6.44—$6.70	563	8.69	$6.59	175	$6.44
$6.81—$8.05	293	8.95	$7.76	31	$7.37
$8.19—$12.50	308	7.26	$10.91	148	$10.31
$15.19—$22.56	139	8.31	$21.29	51	$21.01

	2,790	7.51	$6.82	1,129	$5.68

In September 1999, the Company entered into a stock based incentive program with a non-employee consultant located in Europe for up to 30,000 shares of restricted Company common stock based upon achievement of certain incentives over an 18-month period. The consultant achieved those incentives in fiscal year 2000 and 2001 and the shares were issued in 2001. In connection with this agreement, the Company recorded a non-cash compensation expense of $115,000 and $357,000 for fiscal 2001 and 2000, respectively.

Stock Option Cancellation and Re-grant Program

In January 2001, the Board of Directors ratified a plan to allow non-officer employees holding options to purchase the Company’s common stock to cancel certain stock option grants in exchange for a commitment that options to purchase the same number of common shares would be granted six months and one day after the cancellation date provided that the participant has not terminated employment prior to such time (the “Cancellation and Re-grant Program”). The new options vest ratably over a period of 36 months and are not exercisable during the first year following the grant date. All other terms of options granted under the Cancellation and Re-grant Program are substantially the same as the cancelled options. Options to purchase 110,500 shares of common stock were cancelled under the Cancellation and Re-grant Program. In August 2001, options to purchase a total of 109,000 shares of common stock with an exercise price of $6.70 per share were granted in connection with the Cancellation and Re-grant Program.

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan as Amended June 15, 1999, (the “Purchase Plan”) is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 960,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on February 9, 2005, or earlier at the discretion of the Company’s Board of Directors. As of March 31, 2002, 170,866 shares were available for future issuance under the Purchase Plan.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2002	2001	2000
Aggregate purchase price	$686,513	$795,850	$680,004
Shares purchased	129,180	72,767	191,758
Employee participants as of March 31	72	123	185

Stock-Based Compensation

We generally recognize no compensation expense with respect to employee stock grants. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income (loss) and net (income) loss per share would have been revised to the pro forma amounts below:

	Year Ended March 31,
	2002	2001	2000
	(in thousands, except per share data)
As reported:
Net income (loss)	$(28,605)	$2,536	$275
Diluted net income (loss) per share	$(2.33)	$0.20	$0.02
Pro forma:
Net income (loss)	$(34,157)	$(528)	$(1,143)
Diluted net income (loss) per share	$(2.78)	$(0.04)	$(0.10)

For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options’ vesting period for stock options granted under the 1995 Plan, the Directors Plan and the Non-Plan Option, and the purchase period for stock purchases under the Purchase Plan.

The pro forma net loss is computed using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. The Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility and estimated time until exercise, which can significantly impact the fair value on the grant date. As a result, the pro forma disclosures are not necessarily indicative of pro forma effects on reported financial results for future years.

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			Purchase Plan
	2002	2001	2000	2002	2001	2000
Expected life years	3.77	3.18	3.43	0.43	0.43	0.25
Volatility	1.05	0.92	1.03	0.86	1.19	1.13
Risk-free interest rate	4.21%	5.79%	6.13%	2.91%	6.37%	5.06%

The weighted-average fair value of stock options granted in fiscal 2002, 2001 and 2000 were $4.57, $17.05 and $5.80 per share, respectively. The weighted-average fair value of the option element of the Purchase Plan stock granted in fiscal 2002, 2001 and 2000 was $2.27, $9.91 and $1.39 per share, respectively.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.    LITIGATION

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. During fiscal 2002, 2001 and 2000, we did not recognize a liability on our balance sheet for any pending threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the amount sought by the plaintiffs is several millions of dollars, and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. As a result, we have not made any accrual for these cases.

The first case involves counterclaims brought by our former CEO, Chan Desaigoudar, after we sued him for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock options. The second case involves a former employee, Tarsaim L. Batra, who has sued the company and three of our former officers, Mr. Desaigoudar, Steve Hencke and Surendra Gupta, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Hencke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Hencke were convicted; however, their convictions were overturned and a retrial was imminent when last month they each entered a guilty plea as to one or more of the counts and are awaiting sentencing.

We believe that we have meritorious defenses to the claims of the opposing parties in both of these cases. Currently, we intend to vigorously pursue our defenses and/or our claims against the opposing parties in these matters. Should we unexpectedly learn facts during discovery which lead us to reasonably estimate a negative outcome to these cases, or should one or both of these cases result in a verdict for the other parties, then we will provide for such liability, as appropriate.

16.    SEGMENT INFORMATION

Our operations are classified into one reportable segment. Substantially all of our operations and long-lived assets reside in the United States although we have sales operations in Europe, Japan, Hong Kong and Taiwan. In fiscal 2002, one distributor and one original equipment manufacturer, represented 14% and 11% of net sales, respectively. In fiscal 2001, no single customer accounted for greater than 10% of net sales. In fiscal 2000, two distributors accounted for 17% and 14% of net sales, respectively. In fiscal 2002, net sales to customers in the United States, Taiwan and Hong Kong were $12.1 million, $6.4 million and $3.4 million, respectively, and accounted for 40%, 21% and 11% of net sales, respectively. In fiscal 2001, net sales to customers in the United States and Taiwan were $30.1 million and $9.1 million, respectively, and accounted for 52% and 16% of net sales, respectively. In fiscal 2000 net sales to customers in the United States, Singapore and Taiwan were $24.8 million, $4.6 million and $4.3 million, respectively and represented 56.8%, 10.5% and 10% of net sales, respectively. Foreign currency transaction gains and losses are not significant.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net sales to geographic regions reported below are based upon the customers’ ship to locations (amounts in thousands):

	Year Ended March 31,
	2002	2001	2000
Net product sales to geographic regions:
United States	$12,083	$30,073	$24,836
Europe	2,100	4,941	3,882
Far East and other	15,761	22,520	15,045

Net product sales	$29,944	$57,534	$43,763

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	Jun. 30	Sept. 30		Dec. 31	Mar. 31
	(in thousands, except per share data)
Fiscal 2002:
Net sales	$6,105	$8,638		$7,045	$8,156
Cost of sales	6,658	8,986		12,676	9,833
Operating income (loss)	(4,165)	(7,948	)(1)	(9,545)	(6,111)
Net income (loss)	(4,291)	(8,261	)(1)	(9,707)	(6,346)
Basic net income (loss) per share	(0.37)	(0.71)		(0.79)	(0.46)
Diluted net income (loss) per share	(0.37)	(0.71)		(0.79)	(0.46)

Fiscal 2001:
Net sales	$14,876	$16,112		$14,507	$12,039
Cost of sales	9,600	10,725		9,076	9,965
Operating income (loss)	1,660	1,630		1,508	(1,399)
Net income (loss)	1,467	1,225		1,310	(1,466)
Basic net income (loss) per share	0.13	0.11		0.12	(0.13)
Diluted net income (loss) per share	0.12	0.10		0.11	(0.13)

(1)	Includes $4.1 million of restructuring and asset impairment charges.

18.    SUBSEQUENT EVENTS (UNAUDITED)

Facility Lease

In May 2002, we signed an operating lease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The lease term is 38 months. Future non-cancelable minimum lease payments under this lease are $271,000 in fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2005.

Financing Agreement

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

restrictions and must maintain a compensating balance of $2.75 million in order to retain the availability of the revolving credit line. Borrowings under the equipment line and the revolving line will bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line will have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines will be collateralized by substantially all of our assets.

ITEM 9.    Disagreements on Accounting and Financial Disclosure.

There were no disagreements with the independent auditors in fiscal 2002, 2001, and 2000.

PART III

ITEM 10.    Directors and Executive Officers of the Registrant.

The information required by this Item is set forth in the 2002 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference.

ITEM 11.    Executive Compensation.

The information required by this Item is set forth in the 2002 Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2002 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Information related to certain relationships and related transactions is set forth in the 2002 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

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

Exhibit Number	Description	Document if Incorporated by Reference
3(i)a	Articles of Incorporation, as amended.	Exhibit 3(i) to the Company’s Annual Report on Form 10K for the fiscal year ended March 31, 1995.
3(i)b	Certificate of Correction of Certificate of Certificate of Amendment of Articles of Incorporation
3(i)c	Certificate of Determination of Series A Participating Preferred Stock	Registration Statement on Form 8-A filed on September 21, 2001.
3(ii)	By-laws, as amended.	Exhibit 3(ii) to the Company’s Annual Report on Form 10K for the fiscal year ended March 31, 1995 and filed herewith.
4.1	1995 Employee Stock Option, Amended as of July 26, 1996, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001	Registration Statement on Form S-8 filed on May 15, 2002.
4.2	1995 Non-Employee Directors’ Stock Option Plan, Amended as of July 26, 1006, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.
4.3	Stock Purchase Agreement dated November 21, 2001 between the Company and Investors.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 filed on February 14, 2002.
4.4	Non-Qualified Stock Option Agreement by and between the Company and David E. Witkowski dated September 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.
4.5	Non-Qualified Stock Option Agreement by and between the Company and Kenneth E. Thornbrugh dated as of January 24, 2002.	Registration Statement on Form S-8 filed on May 15, 2002.
4.6	Offer letter dated March 29, 2001 between the Company and Robert. V. Dickinson, President and CEO of the Company.	Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

Exhibit Number	Description	Document if Incorporated by Reference
4.7	Stock Option Agreement dated April 16, 2001, between the Company and Robert V. Dickinson, President and CEO of the Company.	Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.
10.11	Commitment letter from Comerica Bank.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.
10.12
Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002. (Confidential treatment has been requested with respect certain portions of this agreement.

10.13	Loan and Security Agreement by and between Silicon Valley Bank and the Company, dated June 17, 2002.
23.1	Consent of Ernst & Young, LLP, Independent Auditors

(b)	1. Reports on Form 8-K:

On January 7, 2002, we filed a Form 8-K under Item 5, reporting the affirmation of our December 2002 quarter guidance.

On January 23, 2002, we filed a Form 8-K under Item 5, reporting the selection of a new Vice President Finance and Administration and Chief Financial Officer.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 7, 2002 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2002) are incorporated by reference into Part III.

SCHEDULE 2

CALIFORNIA MICRO DEVICES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2002, 2001, and 2000
(Amounts in Thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Deductions (1)	Balance at End of Year
Year ended March 31, 2002 Allowance for doubtful accounts (deducted from accounts receivable)	$279	$216	$(334)	$161

Year ended March 31, 2001 Allowance for doubtful accounts (deducted from accounts receivable)	$219	$—	$60	$279

Year ended March 31, 2000 Allowance for doubtful accounts (deducted from accounts receivable)	$224	$—	$5	$219

(1)	Represents write-offs net of recovery of receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of June 2002.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/s/ ROBERT V. DICKINSON Robert V. Dickinson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of June 2002.

By:

/s/ ROBERT V. DICKINSON Robert V. Dickinson	President and Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH E. THORNBRUGH Kenneth E. Thornbrugh	Vice President Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ WADE MEYERCORD	Chairman of the Board

Wade Meyercord

/s/ JEFFREY C. KALB	Director

Jeffrey C. Kalb

/s/ J. DANIEL MCCRANIE	Director

J. Daniel McCranie

/s/ EDWARD C. ROSS	Director

Edward C. Ross

/s/ JOHN SPRAGUE	Director

John Sprague

/s/ DONALD WAITE	Director

Donald Waite