Form 10-Q
period 2002-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2002-08-14
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the Period Ended June 30, 2002

or

☐	Transition Report Pursuant To Section 10 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From To

Commission File Number 0-15449

CALIFORNIA MICRO DEVICES CORPORATION
(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 N. McCarthy Blvd. Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 263-3214
(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2002 was 14,166,434.

CALIFORNIA MICRO DEVICES CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Net sales	$9,368	$6,105

Costs and expenses:
Cost of sales	8,148	6,658
Research and development	882	898
Selling, general and administrative	2,660	2,714

Total costs and expenses	11,690	10,270

Operating income (loss)	(2,322)	(4,165)

Other expense, net	241	126

Income (loss) before income taxes	(2,563)	(4,291)

Income taxes	—	—

Net income (loss)	$(2,563)	$(4,291)

Net loss per share— basic and diluted	$(0.18)	$(0.37)

Weighted average common shares outstanding— basic and diluted	13,927	11,474

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	June 30, 2002	March 31, 2002*
	(unaudited)
ASSETS:
Current assets:
Cash, cash equivalents and short-term investments	$4,206	$7,240
Accounts receivable, net	5,288	4,561
Inventories	3,380	2,784
Prepaids and other current assets	753	679

Total current assets	13,627	15,264

Property, plant and equipment, net	10,550	10,853
Restricted cash	1,105	888
Other long-term assets	1,147	1,232

Total assets	$26,429	$28,237

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,551	$5,085
Accrued liabilities	3,380	4,345
Deferred margin on sales to distributors	1,339	1,193
Current maturities of long-term debt and capital lease obligations	1,156	2,256

Total current liabilities	11,426	12,879

Long-term debt and capital lease obligations, less current maturities	8,478	7,069
Other long-term liabilities	321	509

Total liabilities	20,225	20,457

Shareholders’ equity:
Common stock	68,721	67,732
Accumulated other comprehensive income (loss)	—	2
Accumulated deficit	(62,517)	(59,954)

Total shareholders’ equity	6,204	7,780

Total liabilities and shareholders’ equity	$26,429	$28,237

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net (loss)	$(2,563)	$(4,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	707	812
Stock based compensation	72	—
Gain on the sale of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(727)	3,503
Inventories	(596)	843
Prepaid expenses and other current assets	(74)	136
Accounts payable and other current liabilities	(201)	(1,060)
Other long term assets	81	—
Other long term liabilities	(188)	—
Deferred margin on distributor sales	146	12

Net cash used in operating activities	(3,346)	(45)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,661)
Sales of short-term investments	—	3,612
Capital expenditures	(683)	(486)
Net change in restricted cash	(217)	(214)

Net cash (used in) provided by investing activities	(900)	251

Cash flows from financing activities:
Repayments of capital lease obligations	—	(160)
Repayments of long-term debt	(1,895)	(356)
Borrowings of long-term debt	2,190	—
Proceeds from issuance of common stock	917	107

Net cash provided by (used in) financing activities	1,212	(409)

Net decrease in cash and cash equivalents	(3,034)	(203)
Cash and cash equivalents at beginning of period	6,940	2,309

Cash and cash equivalents at end of period	$3,906	$2,106

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

Notes to Condensed Financial Statements
(unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly California Micro Devices Corporation’s (the “Company”, “we”, “us” or “our”) financial position as of June 30, 2002, results of operations for the three months ended June 30, 2002 and 2001, and cash flows for the three months ended June 30, 2002 and 2001. Results for the quarter are not necessarily indicative of fiscal year results.

The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2002.

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

3.  Inventories

The components of inventory consist of the following (amounts in thousands):

	June 30, 2002	March 31, 2002
Raw materials	$542	$355
Work-in-process	1,850	1,602
Finished goods	988	827

	$3,380	$2,784

4.  Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. During the three months ended June 30, 2002 and 2001, we did not recognize a liability on our balance sheet for any pending or threatened litigation, claims, or proceedings.

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

The first case involves counterclaims brought by our former CEO, Chan Desaigoudar, after we sued him for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Tarsaim L. Batra, who has sued the company and three of our former officers, Mr. Desaigoudar, Steve Hencke and Surendra Gupta, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Hencke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Hencke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts and are awaiting sentencing.

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

5.  Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	June 30,
	2002	2001
	(in thousands, except per share amounts)
Basic:
Net loss	$(2,563)	$(4,291)

Weighted average shares	13,927	11,474

Net loss per share—basic	$(0.18)	$(0.37)

Diluted:
Net loss	$(2,563)	$(4,291)

Weighted average shares	13,927	11,474
Dilutive effect of stock options	—	—

	13,927	11,474

Net loss per share—diluted	$(0.18)	$(0.37)

Options to purchase 2,562,056 and 1,391,751 shares of common stock were outstanding during the three months ended June 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as the effect of including such shares would be antidilutive. Warrants to purchase 59,250 shares of common stock outstanding at June 30, 2002 were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive.

6.  Comprehensive Income/(Loss)

Comprehensive income/(loss) is principally comprised of net income (loss) and unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive loss for the three months ended June 30, 2002 and 2001 approximated net loss for the three months ended June 30, 2002 and 2001, respectively.

7.  Income Taxes

For the three-month periods ended June 30, 2002 and 2001, there was no provision for income taxes due to the net loss for the period.

8.  Restructuring & Impairment Charges

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

In connection with outsourcing a significant portion of our wafer manufacturing, we are completing the consolidation of all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value backend manufacturing activities continuing at our Milpitas, CA headquarters. In connection with these actions we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002. The restructuring program includes a workforce reduction and lease termination costs.

The following table summarizes the activity related to the restructuring liability during the quarter ended June 30, 2002:

	Restructuring Liability at March 31, 2002	Cash Payments	Restructuring Liability at June 30, 2002
	(in thousands)
Workforce reduction	$438	$137	$301
Facilities and other	273	—	273

	$711	$137	$574

Workforce reduction

In connection with the restructuring program, we are reducing our headcount by approximately 61 employees, primarily in the manufacturing functions and primarily located at our Milpitas, CA facility. A total of 33 employees had been terminated as of June 30, 2002, and we expect that the majority of the remaining employees will be terminated by the end of the second quarter of fiscal 2003.

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

We expect that the remaining cash expenditures relating to the workforce reduction will be paid in the second and third quarters of fiscal 2003. The remaining cash expenditures relating to facilities and other are expected to be paid no later than the end of the third quarter of fiscal 2003. The restructuring liability is included in accrued liabilities in the balance sheet. We expect to complete the implementation of this restructuring program during the next six months.

9.  Long-Term Debt

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of

$5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million in order to retain the availability of the revolving credit line. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. In June 2002, we borrowed $2.2 million under the equipment line, of which $1.5 million was used to pay off other capital equipment financing facilities in full. As of June 30, 2002, we were in compliance with the covenants related to this Agreement.

As of June 30, 2002, we were not in compliance with the financial covenants related to our industrial revenue bonds. In accordance with the terms of the bonds, our noncompliance would need to continue for at least four consecutive quarters in order for the industrial revenue bonds to be callable. We believe we will be in compliance within the period allowed. Accordingly, we have not reclassified the long-term portion of this debt of $6.5 million, to short-term on our June 30, 2002 balance sheet.

10.  Lease Commitments

In May 2002, we signed an operating lease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The lease term is 38 months. Future non-cancelable minimum lease payments under this lease at June 30, 2002 are $241,000 in the remainder of fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2006.

11.  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. We had not recorded any goodwill or indefinite lived intangible assets prior to March 31, 2002 and accordingly, the adoption of this statement as of April 1, 2002 did not have a material impact on our financial position, results of operations or cash flow.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and is effective for years beginning after December 15, 2001. SFAS 144 provides accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and resolves significant implementation issues that existed with SFAS 121. Adoption of SFAS 144 did not have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 will have a material impact on our financial statements.

12.  Subsequent Event

In July 2002, we amended our existing lease for our wafer fabrication facility in Milpitas, CA, extending the term of the lease to October 31, 2002. Total payments under this agreement through the end of the lease period are $175,000.

ITEM 2.    Management’s Discussion And Analysis of Financial Condition and Results of Operations.

Overview

California Micro Devices Corporation designs, develops and markets application specific integrated passive devices and related analog semiconductors. Our products provide signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions to original equipment manufacturers and contract manufacturers. Through proprietary manufacturing processes, we integrate multiple passive components onto single chips and enhance their functionality with semiconductor functions. Our products are marketed primarily to customers in the mobile electronics, computing, LED lighting, medical and other industries.

In the second quarter of fiscal 2002, our board of directors approved and we began to implement a program to streamline our manufacturing operations and focus our business on high volume products and in markets where we have, or believe we can achieve, a leadership position while leveraging our core technology strengths. Key parts of this strategy include the plan to outsource a significant portion of our wafer manufacturing to independent foundries and to discontinue certain older products.

Results of Operations

Net sales.    Net sales for the three months ended June 30, 2002 were $9.4 million, an increase of $3.3 million or 54% from the three months ended June 30, 2001. Net sales in the mobile, computing and lighting markets increased in the three months ended June 30, 2002 as compared to the same period in fiscal 2002. The largest component of this increase was in the mobile market, in which net sales increased $1.0 million or 302%, to $1.3 million in the quarter ended June 30, 2002. Sales into the lighting market more than trebled during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, with net sales of $1.2 million in the quarter ended June 30, 2002. Net sales in the computing market increased approximately $980,000 or 42% in the three months ended June 30, 2002 as compared to the same period in the prior year. Also contributing to the increase in net sales was the medical market, in which net sales increased $500,000 or 91%, to $1.0 million in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. Decreases in net sales in the communication infrastructure, legacy and other markets, partially offset these increases. Units shipped during the quarter ended June 30, 2002 increased 62% to 32.0 million units from the quarter ended June 30, 2001. Average selling prices for our products based on units shipped decreased approximately 24% for the quarter ended June 30, 2001 from the quarter ended June 30, 2001, primarily as a result of product mix.

Gross Margin.    Gross margin is composed of net sales less cost of sales. Gross margin, as a percentage of net sales, increased to a positive 13% in the quarter ended June 30, 2002 from a negative 9% in the quarter ended June 30, 2001. Gross margin for the quarter ended June 30, 2002, includes a benefit of $470,000 related to the sale of inventory that was fully reserved and charges of approximately $3.5 million related to idle capacity costs, which are expensed as incurred. For the quarter ended June 30, 2001, gross margin included a charge of $1.3 million resulting from a provision for excess/slow moving inventory and $1.4 million of idle capacity costs. Excluding these items, gross margin, as a percentage of net sales, increased from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. This improvement is the result of improved manufacturing efficiencies on increased production volumes, decreased fixed manufacturing costs, and the impact of our wafer fabrication outsourcing strategy that was implemented in fiscal 2002. We expect that gross margin will increase in the future as we continue to outsource our wafer fabrication and, as a result, cost of sales decreases.

Research and Development.    Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks, and other expenses for the development of process technology, new packages and products. Research and development expenses remained relatively constant at $882,000 and $898,000 for the quarters ended June 30, 2002 and 2001, respectively.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. Selling, general, and administrative expenses remained flat at $2.7 million for the quarters ended June

30, 2002 and 2001. Lower compensation and related costs for employees resulting from lower headcount in the quarter ended June 30, 2002 were offset by higher legal costs.

Special Charges.    During fiscal 2002, we recorded restructuring and other special charges of $4.2 million related to our decision to outsource a significant portion of our wafer manufacturing. In connection with this decision, we are completing the consolidation of all of our internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value backend manufacturing activities continuing at our Milpitas, CA headquarters. The $4.2 million of special charges consists of expenses related to a workforce reduction, write-down of certain manufacturing equipment and lease termination costs.

The following table summarizes the activity related to the restructuring liability during the three months ended June 30, 2002:

	Restructuring Liability at March 31, 2002	Cash Payments	Restructuring Liability at June 30, 2002
	(in thousands)
Workforce reduction	$438	$137	$301
Facilities and other	273	—	273

	$711	$137	$574

Workforce reduction

In connection with the restructuring program, we are reducing our headcount by approximately 61 employees, primarily in the manufacturing functions and primarily located at our Milpitas, CA facility. A total of 33 employees had been terminated as of June 30, 2002, and we expect that the majority of the remaining employees will be terminated by the end of the second quarter of fiscal 2003.

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

We expect that the remaining cash expenditures relating to the workforce reduction will be paid in the second and third quarters of fiscal 2003. The remaining cash expenditures relating to facilities and other are expected to be paid no later than the end of the third quarter of fiscal 2003. We expect to complete the implementation of this restructuring program during the next six months.

Other Expense, Net.    Other expense, net, for the quarter ended June 30, 2002 and 2001, were $241,000 and $126,000, respectively. Lower interest income on lower average investment balances and losses in the market value of investments related to our executive deferred compensation plan resulted in the increase in other expense, net for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

Income Taxes.    For the three months ended June 30, 2002 and 2001, there was no provision for income taxes due to the net loss for the period.

Recent Accounting Pronouncements.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. We had not recorded any goodwill or indefinite lived intangible assets prior to March 31, 2002 and accordingly, the adoption of this statement as of April 1, 2002 did not have a material impact on our financial position, results of operations or cash flow.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of” and is effective for years beginning after December 15, 2001. SFAS 144 provides accounting and reporting standards for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and resolves significant implementation issues that existed with SFAS 121. Adoption of SFAS 144 did not have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principle difference between SFAS 146 and EITF 94-3 relates to its requirement for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS 146 will have a material impact on our financial statements.

Critical Accounting Policies and Estimates

We described our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2002.

Our critical accounting policies and estimates are those that relate to financial line items that are key indicators of our financial performance and/or that require significant management judgment. Our critical accounting policies include those regarding (1) revenue recognition, (2) inventory and related reserves, (3) impairment of long-lived assets, and (4) litigation. We believe that we have consistently applied judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented. During the three months ended June 30, 2002, there were no significant changes in the assumptions underlying the judgments and estimates made by management.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of June 30, 2002, was $4.2 million compared to $7.2 million at March 31, 2002. Receivables increased to $5.3 million at June 30, 2002 compared to $4.6 million at March 31, 2002, primarily as a result of increased sales. Receivables days sales outstanding remained constant at 53 days as of June 30, 2002 and March 31, 2002. Inventories increased $596,000 from March 31, 2002 to $3.4 million at June 30, 2002, as a result of increased levels of production in response to customer demand. Capital expenditures for the three months ended June 30, 2002, totaled $683,000, reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up throughout this fiscal year.

Operating activities used $3.3 million of cash in the quarter ended June 30, 2002. The most significant usage of our cash was our net loss before non-cash charges of $1.8 million. Increases in accounts receivable, inventories, prepaids and other current assets and decreases in accounts payable and other long-term liabilities used an additional $1.8 million of cash. These uses of cash were partially offset by a decrease in other long-term assets and an increase in deferred margin on shipments to distributors of $227,000.

We used $0.9 million of cash in investing activities for the three months ended June 30, 2002, which was the result of capital expenditures of $683,000 and an increase in restricted cash related to our long-term debt.

Net cash provided by financing activities of $1.2 million for the three months ended June 30, 2002 is primarily the result of proceeds from the issuance of common stock upon the exercise of employee stock options of $1.0 million.

In June 2002, we entered into a Loan and Security Agreement that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit, each of which cannot individually exceed $3.5 million. The amount available under the agreement is based on the amount of eligible equipment and accounts receivable. Under this agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million in order to retain the availability of the revolving credit line. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for a term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. In June 2002, we borrowed $2.2 million under the equipment line, of which $1.5 million was used to pay off in full borrowings outstanding under our four existing capital equipment financing agreements described below. Future maturities of this debt at June 30, 2002 are $487,000 in the remainder of fiscal 2003, $730,000 in fiscal 2004, $730,000 in fiscal 2005 and $243,000 in fiscal 2006. As of June 30, 2002, we were in compliance with the covenants related to the Loan and Security Agreement.

During fiscal 2000 through fiscal 2002, we entered into four capital equipment financing facilities for a total of $4.0 million. During fiscal 2000 through fiscal 2002, we borrowed $3.0 million under these facilities. Borrowings under three of these facilities bore interest at an annual rate of prime plus 0.75% and borrowings under the remaining facility bore interest at an annual rate of prime plus 0.5%. Principal, in equal installments, and interest were due in monthly installments through February 2004. In June 2002, we terminated these facilities and paid off the related debt in full with the proceeds received from the Loan and Security Agreement described above.

As of June 30, 2002, we were not in compliance with our financial covenants related to our industrial revenue bonds. In accordance with the terms of the industrial revenue bonds, our non-compliance would need to continue for at least four consecutive quarters in order for the industrial revenue bonds to become callable and accordingly, there is no impact on our short-term liquidity due to our present non-compliance. We believe we will be in compliance within the period allowed and therefore, we have continued to classify the bonds as long-term debt rather than short-term debt.

Future maturities of long-term debt and sinking fund payments as of June 30, 2002 are $847,000 in the remainder of fiscal 2003, $1.2 million in fiscal 2004, $1.2 million in fiscal 2005, $493,000 in fiscal 2006, $275,000 in fiscal 2007 and $5.6 million thereafter.

In May 2002, we signed an operating lease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The lease term is 38 months. Future non-cancelable minimum lease payments under this lease are $271,000 in fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2006. In July 2002, we entered into a lease amendment for our wafer fabrication facility in Milpitas, CA, extending the term of the lease to October 31, 2002. Total minimum payments under this agreement through the end of the lease period are $175,000.

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses. Our operating plan for fiscal 2003 forecasts revenue growth and profit improvement, due in part to our focused sales and marketing efforts and in part to gross margin improvement and expense reductions resulting from our manufacturing outsourcing. As part of this operating plan, during the next quarter or two, we may be required to build substantial inventory in advance of firm orders. This would place additional strain on our cash and expose us to risk if the orders do not materialize or are delayed. In order to achieve this plan we may require additional equipment financing beyond the $1.3 million available under our equipment line of credit facility and additional cash for working capital and reserves beyond the $1.5 million available under our revolving line of credit. As a result, if we are unable to increase our credit facilities adequately, we may be required to raise additional equity capital in order to achieve our operating plan. We may not be able to raise such capital on terms we consider reasonable, if at all, in which case, we would need to scale back our operating plan, which could adversely affect revenue growth and profitability. If we do not achieve our operating plan, we will need to further adjust our operations in order to conserve our cash, which will be used to fund operating losses instead of growth. In such event, we may also need to raise additional equity capital in order to continue operations, although such funds may not be available on favorable terms, if at all.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred from our report on Form 10-K for the period ending March 31, 2002.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our expectation that our production of chip scale products will ramp throughout this year, (2) our schedule for closing down our Milpitas plant and the timing of the balance of our remaining manufacturing transition charges, (3) plan for revenue growth and profit improvement due to focused sales and marketing effort and manufacturing outsourcing, (4) our expectation that we have meritous defenses to pending litigation claims,(5) our belief that we will be in compliance with the financial covenants related to our industrial revenue bonds within the one-year period allowed, (6) our expectation that our expenses will decrease and our gross margin will increase as we continue to outsource our wafer fabrication, and the corresponding expectation that cost of sales will decrease, (7) our plan to outsource a significant portion of our wafer manufacturing and to consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value backend manufacturing operations continuing at our Milpitas, CA headquarters, and (8) our requirements and plans for future equity financing . These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2002 ended March 31, 2002. These risks and uncertainties also include whether our marketing and sales focus will enable us to penetrate our selected markets; whether those markets continue to exhibit demand for our products; whether our market focus, which has lead to Motorola, Hewlett Packard, Guidant Corporation and Lumileds each comprising more than 10% of our sales, will increase our customer concentration and leave us vulnerable to problems involving or sourcing decisions of our larger customers; our ability to forecast our cash requirements and cash availability and our ability to stay in compliance with our bank credit line and bond covenants; and the ability of our third party wafer fab vendor to meet in a timely manner our demand for high yield, high quality wafers. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings.

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We are not aware of any pending legal proceedings against us that, individually or in the aggregate, would have a material adverse effect on our business, operating results, or financial condition. See Note 4 of Notes to Condensed Financial Statements.

ITEM 2.    Changes in Securities and Use of Proceeds.

None.

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits

3(ii)	Bylaws, as amended.

10.14	Form of Officer and Director Indemnification Agreement.

(b)  Form 8-K

On May 15, 2002, we filed a Form 8-K under Item 5, reporting financial information for the quarter and fiscal year ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

Date:	August 13, 2002	/s/ KENNETH E. THORNBRUGH
Kenneth E. Thornbrugh Vice President Finance & Administration Chief Financial Officer