Form 10-Q
period 2002-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2002-11-14
CIK 800460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2002

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

The number of shares of the registrant’s Common Stock outstanding as of November 8, 2002 was 14,275,189.

CALIFORNIA MICRO DEVICES CORPORATION

INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net sales	$10,761	$8,638	$20,129	$14,743
Costs and expenses:
Cost of sales	8,436	8,986	16,584	15,644
Research and development	894	1,027	1,776	1,925
Selling, general and administrative	2,507	2,463	5,167	5,177
Special charges		4,110		4,110

Total costs and expenses	11,837	16,586	23,527	26,856

Operating loss	(1,076)	(7,948)	(3,398)	(12,113)
Other expense, net	265	313	506	439

Net loss	$(1,341)	$(8,261)	$(3,904)	$(12,552)

Net loss per share—basic and diluted	$(0.09)	$(0.71)	$(0.28)	$(1.09)

Weighted average common shares outstanding—basic and diluted	14,209	11,575	14,069	11,525

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS
(amounts in thousands, except share data)

	September 30, 2002	March 31, 2002*
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$4,084	$7,240
Accounts receivable, net	5,638	4,561
Inventories	4,390	2,784
Prepaids and other current assets	756	679

Total current assets	14,868	15,264
Property, plant and equipment, net	11,186	10,853
Restricted cash	972	888
Other long-term assets	1,003	1,232

Total assets	$28,029	$28,237

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,094	$—
Accounts payable	5,419	5,085
Accrued liabilities	3,231	4,345
Deferred margin on sales to distributors	1,737	1,193
Current maturities of long-term debt and capital lease obligations	1,601	2,256

Total current liabilities	13,082	12,879
Long-term debt and capital lease obligations, less current maturities	9,240	7,069
Other long-term liabilities	283	509

Total liabilities	22,605	20,457

Shareholders’ equity:
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 14,249,270 as of September 30, 2002 and 13,850,765 as of March 31, 2002	69,282	67,732
Accumulated other comprehensive income (loss)	—	2
Accumulated deficit	(63,858)	(59,954)

Total shareholders’ equity	5,424	7,780

Total liabilities and shareholders’ equity	$28,029	$28,237

*	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net (loss)	$(3,904)	$(12,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of special charges	—	3,395
Write-off of discontinued inventory	—	511
Depreciation and amortization	1,399	1,627
Stock based compensation	71
(Loss) on the sale of fixed assets	(3)
Changes in assets and liabilities:
Accounts receivable	(1,077)	3,437
Inventories	(1,606)	2,180
Prepaid expenses and other current assets	(77)	101
Accounts payable and other current liabilities	(482)	286
Other long term assets	221	14
Other long term liabilities	(226)	—
Deferred margin on distributor sales	544	(253)

Net cash used in operating activities	(5,140)	(1,254)

Cash flows from investing activities:
Purchases of short-term investments	—	(4,772)
Sales of short-term investments	300	5,929
Capital expenditures	(1,945)	(1,180)
Net change in restricted cash	(84)	(69)

Net cash used in investing activities	(1,729)	(92)

Cash flows from financing activities:
Short-term borrowings	1,094	—
Repayments of capital lease obligations	(3)	(165)
Repayments of long-term debt	(2,056)	(687)
Borrowings of long-term debt	3,499	499
Proceeds from issuance of common stock	1,479	751

Net cash provided by (used in) financing activities	4,013	398

Net decrease in cash and cash equivalents	(2,856)	(948)
Cash and cash equivalents at beginning of period	6,940	2,309

Cash and cash equivalents at end of period	4,084	$1,361

Supplemental disclosures of non-cash investing and financing activities:
Assets purchased under capital lease	$76	$—

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

Notes to Condensed Financial Statements
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of September 30, 2002, results of operations for the three and six-month periods ended September 30, 2002 and 2001, and cash flows for the six months ended September 30, 2002 and 2001. Results for the three and six-month periods are not necessarily indicative of fiscal year results.

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

3.    Inventories

The components of inventory consist of the following (amounts in thousands):

	September 30, 2002	March 31, 2002
Raw materials	$563	$355
Work-in-process	2,256	1,602
Finished goods	1,571	827

	$4,390	$2,784

4.    Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of September 30, 2002 and March 31, 2002, we had not recorded any liability on our balance sheet for any pending or threatened litigation, claims, or proceedings.

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

The first case involves counterclaims brought by our former CEO, Chan Desaigoudar, after we sued him for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Tarsaim L. Batra, who has sued the company and three of our former officers, Mr. Desaigoudar, Steve Henke and Surendra Gupta, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Henke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

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

5.    Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss	$(1,341)	$(8,261)	$(3,904)	$(12,552)

Weighted average shares—basic and diluted	14,209	11,575	14,069	11,525

Net loss per share—basic and diluted	$(0.09)	$(0.71)	$(0.28)	$(1.09)

Options to purchase 2,963,222 and 1,672,716 shares of common stock were outstanding during the three and six-month periods ended September 30, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a loss. Warrants to purchase 59,250 shares of common stock outstanding at September 30, 2002 were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive.

6.    Comprehensive Income/(Loss)

Comprehensive loss for the three and six-month periods ended September 30, 2002 was $(1,341,000) and $(3,904,000), respectively, and the comprehensive loss for the three and six month periods ended September 30, 2001 was $(8,267,000) and $(12,563,000), respectively.

7.    Income Taxes

For the three and six-month periods ended September 30, 2002 and 2001, there was no provision for income taxes, due to the net loss for the periods.

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

In connection with outsourcing a significant portion of our wafer manufacturing, we are completing the consolidation of all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value back-end manufacturing activities continuing at our Milpitas, CA headquarters. In connection with these actions we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, of which $4.1 million had been recorded in the second quarter of fiscal 2002. The restructuring charges included $438,000 related to workforce reduction, $322,000 related to facility and other costs, and $3.4 million of asset impairment charges.

The following table summarizes the activity related to the restructuring liability during the six months ended September 30, 2002:

	Restructuring Liability at March 31, 2002	Cash Payments	Restructuring Liability at September 30, 2002
	(in thousands)
Workforce reduction	$438	$163	$275
Facilities and other	273	—	273

	$711	$163	$548

Workforce reduction

In connection with the restructuring program, we reduced our headcount by 61 employees, primarily in the manufacturing functions and primarily at our Milpitas, CA facility. Essentially all of the workforce reductions were accomplished by September 30, 2002; however, the related employee severance, benefits and resulting employer taxes will be paid in our third fiscal quarter.

Facilities and other

The restructuring plan calls for us to vacate our Milpitas facility once all internal wafer fabrication activities have been consolidated into our Tempe, AZ facility. As required by the lease for the Milpitas facility, we are obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility. Fabrication operations at the Milpitas facility ceased as of the end of September 2002 with renovation to be completed by the end of December 2002. We expect that the remaining cash expenditures relating to the facilities and other will be paid in the third quarter of fiscal 2003. The restructuring liability is included in accrued liabilities in the balance sheet.

9.    Short and Long-Term Debt

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million in order to maintain the Agreement. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. During the six months ending September 30, 2002, we have borrowed $4.6 million under the equipment line and revolving line of credit, of which $1.5 million was used to pay off other capital equipment financing facilities in full. Additionally, as of September 30, 2002, $406,000 was available under the revolving line of credit. As of September 30, 2002, we were not in compliance with a tangible net worth financial covenant under our Agreement and were therefore in default. A waiver of this default was granted by the lending institution. We believe we will be in compliance within the period allowed and therefore, we have continued to classify the long-term debt as long-term debt rather than short-term debt.

As of March 31, 2002 and continuing through September 30, 2002, we were not in compliance with the financial covenants related to our industrial revenue bonds. In accordance with the terms of the bonds, our non-compliance would need to continue through June 30, 2004 in order for the industrial revenue bonds to become callable and accordingly, there is no impact on our short-term liquidity due to our present non-compliance. We believe we will be in compliance within the period allowed and therefore, we have continued to classify the bonds as long-term debt rather than short-term debt.

10.    Lease Commitments

In May 2002, we signed an operating sublease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The sublease term is 38 months. Future non-cancelable minimum lease payments under this sublease at September 30, 2002 are $151,000 in the remainder of fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2006. No major lease commitments were entered into between July 2002 through September 2002.

11.    Recent Accounting Pronouncements

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

12.    Major Customers

Due to our business focus on key customers in select markets, four end-customers (Motorola, Hewlett-Packard, Guidant and Lumileds) each comprise approximately 10% or more of our revenues during the three and six-month periods ended September 30, 2002, and collectively comprise approximately 50% of such revenues. During the comparable time periods last year, these customers represented approximately 25% of our revenues in aggregate.

ITEM 2.    Management’s Discussion And Analysis of Financial Condition and Results of Operations.

Overview

California Micro Devices Corporation is a leading supplier of application specific analog semiconductor products for the mobile, computing, and LED lighting, medical, and other markets. Our key products include application specific integrated passive (ASIPTM) devices, including silicon submounts for high brightness LEDs, and power management IC’s. Our products provide critical signal integrity, electromagnetic interference (EMI) filtering, electrostatic discharge (ESD) protection, and power management solutions that enable high growth applications including PCs, wireless communication devices and consumer electronic products. Through proprietary manufacturing processes, we integrate multiple passive components onto single chips and often enhance their functionality with the integration of discrete semiconductor functions to provide single chip solutions for densely populated, high performance electronic systems. Our ASIPs are significantly smaller and provide more functionality than competitive solutions using discrete products. ASIPs replace functional clusters of discrete passive components that are used for signal filtering and termination at buses and I/O ports, wave shaping, clock signal filtering, biasing, and other traditional discrete component functions.

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

Results of Operations

Net sales.    Net sales for the three and six-month periods ended September 30, 2002 were $10.8 million and $20.1 million, respectively, indicating an increase of $2.2 million or 26% and $5.4 million or 37% from the three and six-month periods ended September 30, 2001. Net sales in the mobile, computing, medical and lighting markets increased in the three and six-month periods ended September 30, 2002 as compared to the same periods in 2001, while net sales in the communication infrastructure, legacy and other markets decreased. The table below shows relevant data (in millions of dollars):

					Change
	Net Sales Fiscal 03		Net Sales Fiscal 02		2nd Qtr		1st 6 Months
Market	2nd Qtr	1st 6 Months	2nd Qtr	1st 6 Months	$	%	$	%
Mobile	$3.0	$4.3	$0.4	$0.5	$2.6	650%	$3.8	760%
Computing	3.7	7.1	3.7	6.3	0.0	0%	0.8	13%
Lighting	1.0	2.1	0.7	1.0	0.3	43%	1.1	110%
Medical	1.2	2.2	0.8	1.5	0.4	50%	0.7	47%
Other*	1.9	4.4	3.0	5.4	(1.1)	(37%)	(1.0)	(19%)

Total	$10.8	$20.1	$8.6	$14.7	$2.2	26%	$5.4	37%

*Communication infrastructure, legacy, and other

Units shipped during the three and six-month periods ended September 30, 2002 compared to the same periods in 2001, increased 133% to 47 million units, and 98% to 79 million units respectively. Average selling prices for our products based on units shipped decreased approximately 33% and 29%, respectively, for the three and six-month periods ended September 30, 2002 from the same periods in 2001, primarily as a result of a change in product mix, especially the increase of mobile product sales with an average selling price of $0.12. Due to our business focus on key customers in select markets, four customers (Motorola, Hewlett-Packard, Guidant and Lumileds) each comprise approximately 10%

or more of our revenues during the three and six-month periods ended September 30, 2002, and collectively comprise approximately 50% of such revenues. During the comparable time periods last year, these customers represented approximately 25% of our revenues in aggregate.

Gross Margin.    Gross margin is composed of net sales less cost of sales. Gross margin, as a percentage of net sales, increased to a positive 22% and 18% in the three and six-month periods ended September 30, 2002, respectively from a negative 4% and a negative 6% in the three and six-month periods ended September 30, 2001, respectively. Gross margin for the three and six-month periods ended September 30, 2002, includes a benefit of $533,000 and $1.0 million related to the sale of inventory that was fully reserved in prior periods. For the six-month period ended September 30, 2001, gross margin included a charge of $511,000 for restructuring charges related to discontinued products, and for the six-month period ended September 30, 2002 gross margin included a charge of $440,000 for the manufacturing transition. Idle capacity charges for the three and six-month periods ended September 30, 2002, which were expensed as incurred, were approximately $2.0 million and $5.5 million, respectively, and during the comparable periods last year, the idle capacity charges were $1.8 million and $3.2 million, respectively. The gross margin improvement is the result of improved manufacturing efficiencies on increased production volumes, decreased fixed manufacturing costs, and the impact of our wafer fabrication outsourcing strategy that was implemented in fiscal 2002. Excluding these items, gross margin as a percentage of net sales for the six- month period ended September 30, 2002 increases to 42% and for the six-month period ended September 30, 2001 increases to 19%.

Research and Development.    Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks, and other expenses for the development of process technology, new packages and products. Research and development expenses for the three and six-month periods ended September 30, 2002 were $894,000 and $1.8 million, respectively, and for the same periods ended September 30, 2001, research and development expenses were $1.0 million and $1.9 million, respectively. These reduced expense levels are due to a reduction in internal manufacturing support required for the development of new products partially offset by increased foundry support.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. Selling, general, and administrative expenses remained flat at $2.5 million and $5.2 million for the three and six-month periods ended September 30, 2002 and 2001, respectively. Lower compensation and related costs for employees resulting from lower headcount in the three and six-month periods ended September 30, 2002 were offset by higher legal costs.

Special Charges.    During fiscal 2002, we recorded restructuring and asset impairment charges of $4.2 million related to our decision to outsource a significant portion of our wafer manufacturing. In connection with this decision, we are completing the consolidation of all of our internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value back-end manufacturing activities continuing at our Milpitas, CA headquarters. The $4.2 million of restructuring and impairment charges consisted of expenses related to a workforce reduction of $438,000, write-down of certain manufacturing equipment $3.4 million and lease termination costs $322,000.

The following table summarizes the activity related to the restructuring liability during the six months ended September 30, 2002:

	Restructuring Liability at March 31, 2002	Cash Payments	Restructuring Liability at September 30, 2002
	(in thousands)
Workforce reduction	$438	$163	$275
Facilities and other	273	—	273

	$711	$163	$548

Workforce reduction

In connection with the restructuring program, we reduced our headcount by 61 employees, primarily in the manufacturing functions and primarily at our Milpitas, CA facility. Essentially all of the workforce reductions were accomplished by September 30, 2002; however, the related employee severance, benefits and resulting employer taxes will be paid in our third fiscal quarter.

Facilities and other

The restructuring plan calls for us to relocate from our Milpitas facility once all internal wafer fabrication activities have been consolidated into our Tempe, AZ facility. As required by the lease for the Milpitas facility, we are obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility. Fabrication operations at the Milpitas facility ceased as of the end of September 2002 with renovation to be completed by the end of December 2002. The restructuring liability is included in accrued liabilities in the balance sheet.

Other Expense, Net.    Other expense, net, for the three and six-month periods ending September 30, 2002, were $265,000 and $506,000, respectively, and for the three and six-month periods ended September 30, 2001, $313,000 and $439,000, respectively. For the three month period ended September 30, lower interest income stemming from lower interest rates on lower average investment balances was partially offset by reduced losses in the market value of investments related to our executive deferred compensation plan. For the six month period ended September 30, lower interest income on lower average investment balances was more than offset by reduced losses in the market value of investments related to our executive deferred compensation plan.

Income Taxes.    For the three and six-month periods ended September 30, 2002 and 2001, there was no provision for income taxes due to the net losses for the periods.

Recent Accounting Pronouncements.

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

Our critical accounting policies and estimates are those that relate to financial line items that are key indicators of our financial performance and/or that require significant management judgment. Our critical accounting policies include those regarding (1) revenue recognition, (2) inventory and related reserves, (3) impairment of long-lived assets, and (4) litigation. We believe that we have consistently applied judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented. During the six months ended September 30, 2002, there were no significant changes in the assumptions underlying the judgments and estimates made by management.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of September 30, 2002, was $4.1 million compared to $7.2 million at March 31, 2002. Short-term debt increased to $1.1 million at September 30, 2002 compared to zero short-term debt as of March 31, 2002. Receivables increased $1.0 million to $5.6 million at September 30, 2002 compared to $4.6 million at March 31, 2002, primarily as a result of increased sales. Receivables days sales outstanding were 48 and 55 days as of September 30, 2002 and March 31, 2002, respectively. Inventories increased $1.6 million from March 31, 2002 to $4.4 million at September 30, 2002, as a result of increased levels of production in response to both expected and actual customer demand and to bridge the transition of our production from our Milpitas facility to our Tempe facility. Capital expenditures for the six months ended September 30, 2002, totaled $1.9 million, reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up throughout this fiscal year. Accounts payable and other accrued liabilities decreased by $482,000, along with the transfer of equipment of $298,000 to a vendor, to $8.6 million in the six-month period ending September 30, 2002, compared to $9.4 million at March 31, 2002.

Operating activities used $5.1 million of cash in the six-month period ended September 30, 2002. The most significant usage of our cash was our net loss of $3.9 million. Increases in accounts receivable, inventories, prepaids and other current assets and decreases in accounts payable, and other long-term liabilities used an additional $3.5 million of cash. These uses of cash were partially offset by depreciation and other non-cash charges of $1.5 million and a decrease in other long-term assets and an increase in deferred margin on shipments to distributors of $765,000.

We used $1.7 million of cash in investing activities during the six months ended September 30, 2002, which was the result of capital expenditures of $1.9 million and an increase in restricted cash related to our long-term debt. The sale of short term investments for $300,000 partially offset this cash usage.

Net cash provided by financing activities of $4.0 million for the six months ended September 30, 2002 is the result of short and long-term borrowings in excess of debt repayment of $2.5 million and proceeds from the issuance of common stock related to employee stock compensation plans of $1.5 million.

In June 2002, we entered into a Loan and Security Agreement that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit, each of which cannot individually exceed $3.5 million. The amount available under the agreement is based on the amount of eligible equipment and accounts receivable. Under this agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for a term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. In the six–month period ending September 30, 2002, we borrowed $3.5 million under the equipment line, of which $1.5 million was used to pay off in full borrowings outstanding under our four existing capital equipment financing agreements described below. Future maturities of this debt at September 30, 2002 are $583,000 in the remainder of fiscal 2003, $1.2 million in fiscal 2004, $1.2 million in fiscal 2005 and $442,000 in fiscal 2006. Additionally, we have borrowed $1.1 million on the revolving line of credit. This balance can be repaid at any time, but is due by June 17, 2004. As of September 30, 2002, we were not in compliance with the tangible net worth financial covenant under our Loan and Security Agreement and were therefore in default. A waiver of this default was granted by the lending institution.

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

As of March 31, 2002 and continuing through September 30, 2002, we were not in compliance with the financial covenants related to our industrial revenue bonds. In accordance with the terms of the bonds, our non-compliance would need to continue through June 30, 2004 in order for the industrial revenue bonds to become callable and accordingly, there is no impact on our short-term liquidity due to our present non-compliance. We believe we will be in compliance within the period allowed and therefore, we have continued to classify the bonds as long-term debt rather than short-term debt.

Future maturities of long-term debt and sinking fund payments associated with the industrial revenue bonds, as of September 30, 2002 are $185,000 in the remainder of fiscal 2003, $205,000 in fiscal 2004, $225,000 in fiscal 2005, $250,000 in fiscal 2006, and $5.9 million thereafter.

In May 2002, we signed an operating sublease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The sublease term is 38 months. As of September 30, 2002, future non-cancelable minimum lease payments under this sublease are $151,000 in fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2006. In July 2002, we entered into a lease amendment for our wafer fabrication facility in Milpitas, CA, extending the term of the lease to October 31, 2002. As of September 30, 2002, the total amount due under the wafer fabrication facility lease extension has been paid in full and there are no lease amounts due.

Operating and capital requirements depend on many factors, including the levels at which we maintain manufacturing capacity, revenue, margins, inventory, accounts receivable, accounts payable and operating expenses. Our operating plan for fiscal 2003 forecasts revenue growth and profit improvement, due in part to our focused marketing and sales efforts and in part to gross margin improvement resulting from outsourcing most of our wafer production while reducing fixed internal manufacturing costs. The increase in inventory and receivables associated with our revenue growth during the past several quarters has been financed from cash on hand, short term debt of $1.1 million under our $1.5 million working capital credit line, option exercises, and attention to management of accounts receivable and accounts payable. Consistent with our operating plan we have built substantial inventory in advance of firm orders and may continue to do so. If these orders do not materialize or are delayed, if we are not able to begin to operate profitably, if we cannot collect our receivables on a timely basis, or if our vendors demand shorter payment terms, we may need to further adjust our operations or else secure additional debt or equity financing to ensure adequate working capital, although such funds may not be available on favorable terms, if at all. Furthermore, unless we are able to increase our tangible net worth by at least $148,000 during the third fiscal quarter through a combination of profit, stock option exercises and stock purchases under our employee benefit plans, and equity investment, we will be in default under our Loan and Security Agreement and would require another waiver from the lending institution, which we may not be able to obtain. Should we not obtain such a waiver, the lending institution would be able to call our borrowings under the Loan and Security Agreement which would require us to locate another lender, which we may not be able to do, or otherwise face severe consequences. In the event that demand growth is more rapid than anticipated, in order to take advantage of that growth and increase our revenues, we would need to secure additional equipment and working capital financing or equity which may not be available on favorable terms, if at all. In the event we are unable to do so we would be forced to constrain our revenue growth, adversely affecting profitability improvement.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred from our report on Form 10-K for the period ending March 31, 2002.

ITEM 4.    Controls and Procedures.

The Company's principal executive officer and financial officer have evaluated the Company's disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14c and 15d-14c) within 90 days of the filing of this Form 10-Q and have determined that they are reasonably effective.

There were no significant changes in the Company's internal controls or in other factors that could significantly effect these controls subsequent to the date of their evaluation, which was shortly prior to the release of the Company's earnings statement for the period covered by this Form 10-Q.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our expectation that our production of chip scale products will ramp throughout this year, (2) our schedule for closing down our Milpitas plant and the timing of the balance of our remaining manufacturing transition charges, (3) plan for revenue growth and profit improvement due to focused sales and marketing effort and manufacturing outsourcing, (4) our expectation that we have meritous defenses to pending litigation claims,(5) our belief that we will be in compliance with the financial covenants related to our industrial revenue bonds within the one-year period allowed, (6) our expectation that our expenses will decrease and our gross margin will increase as we continue to outsource our wafer fabrication, and the corresponding expectation that cost of sales as a percent of revenue will decrease, (7) our plan to outsource a significant portion of our wafer manufacturing and to consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value backend manufacturing operations continuing at our Milpitas, CA headquarters, and (8) our requirements and plans for future equity financing . These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2002 ended March 31, 2002. These risks and uncertainties also include whether our marketing and sales focus will enable us to penetrate our selected markets; whether those markets continue to exhibit demand for our productsand whether there is price erosion in such markets, in part due to whether there is competition in such markets; whether our market focus, which has lead to Motorola, Hewlett Packard, Guidant Corporation and Lumileds each comprising more than 10% of our sales, will increase our customer concentration and leave us vulnerable to problems involving or sourcing decisions of our larger customers; our ability to forecast our cash requirements and cash availability and our ability to stay in compliance with our bank credit line and bond covenants or else to obtain a waiver of non-compliance or default; and the ability of our third party wafer fab vendor to meet in a timely manner our demand for high yield, high quality wafers. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings.

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of September 30, 2002 and March 31, 2002, we had not recorded any liability on our balance sheet for any pending or threatened litigation, claims, or proceedings.

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

The first case involves counterclaims brought by our former CEO, Chan Desaigoudar, after we sued him for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Tarsaim L. Batra, who has sued the company and three of our former officers, Mr. Desaigoudar, Steve Henke and Surendra Gupta, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Henke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

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

ITEM 2.    Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on August 7, 2002. At the meeting the following matters were acted upon:

Matter Acted Upon

A.	Election of Directors

	Votes For	Votes Withheld
Robert V. Dickinson	11,237,012	465,249
J. Daniel McCranie	11,235,324	466,937
Wade Meyercord	11,239,167	463,094
Dr. Edward Ross	11,215,475	489,786
Dr. John L. Sprague	11,234,839	467,422
Donald L. Waite	11,236,884	465,377

B.	To ratify the selection of the firm of Ernst & Young LLP as the independent auditors for the fiscal year ending March 31, 2003.

Votes For	11,655,812	Abstain	13,758
Votes Against	32,691	Broker Non-Votes	0

C.	To approve the amendment of the 1995 Employee Stock Option Plan, as subsequently amended, to increase from 3,655,000 to 4,115,000 the number of shares reserved for issuance thereunder (exhibit A).

Votes For	10,056,173	Abstain	792,058
Votes Against	854,030	Broker Non-Votes	0

D.
To approve the amendment of the 1995 Non-Employee Directors’ Stock Option Plan, as subsequently amended, to increase from 390,000 to 450,000 the number of shares reserved for issuance thereunder (exhibit B).

Votes For	10,023,053	Abstain	785,958
Votes Against	893,250	Broker Non-Votes	0

E.	To approve the amendment of the 1995 Employee Stock Purchase Plan, as subsequently amended, to increase from 960,000 to 1,130,000 the number of shares reserved for issuance thereunder (exhibit C).

Votes For	10,623,149	Abstain	795,516
Votes Against	283,596	Broker Non-Votes	0

ITEM 3.    Other Information.

None.

ITEM 4.    Exhibits and Reports on Form 8-K.

(a)		Exhibits.

Exhibit A-1995 EMPLOYEE STOCK OPTION PLAN
Exhibit B-1995 NON-EMPLOYEE DIRECTORS’ STOCK OPTION PLAN Exhibit C-1995 EMPLOYEE STOCK PURCHASE PLAN

(b	)	Reports on Form 8-K. No report on Form 8-K was filed during the quarter for which this report of Form 10-Q is filed.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: November 14, 2002	By:	/s/ Robert V. Dickinson
Robert V. Dickinson, President and CEO

/s/ Kenneth E. Thornbrugh
Kenneth E. Thornbrugh Vice President Finance & Administration (Principal Financial Officer)

CERTIFICATIONS

I, Robert V. Dickinson, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of California Micro Devices Corporation, a California corporation (“registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

By:	/s/ Robert V. Dickinson
Robert V. Dickinson, President and CEO
(Principal Executive Officer)

CERTIFICATIONS

I, Kenneth E. Thornbrugh, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of California Micro Devices Corporation, a California corporation (“registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

By:	/s/ Kenneth E. Thornbrugh
Kenneth E. Thornbrugh, Vice President Finance & Administration
(Principal Financial Officer)