Form 10-K/A
period 2002-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2003-02-07
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

430 N. McCarthy Blvd, Milpitas, CA	95035-5112
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 263-3214

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 31, 2002, was approximately $50.4 million based upon the last sale price of the common stock reported for such date on the Nasdaq National Market System. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2002, the number of shares of the Registrant’s common stock outstanding were 13,905,590.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held August 7, 2002.

Registrant hereby amends Items 10 and 13, of Part III as follows in order to supplement the biographies of three of its officers and to summarize certain details concerning its December, 2001, private placement, as to which the definitive agreement had been included as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, filed with the SEC on February 14, 2002.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Except for the biographies of Messrs. Baker, Thornbrugh, and Witkowski, as set forth below, the information required by this Item is set forth in the 2002 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference.

Kyle Baker has been Vice President of Marketing of the Company since August 2001. Previously, he was Vice President of Marketing of the Optical Storage Division at Cirrus Logic, Inc. in 2001 and was Senior Director of Marketing at Candescent Technologies from 1998 through 2000. He also has held a number of other marketing management positions with Cirrus Logic from 1994 through 1998. Prior to Cirrus Logic, he served in marketing and sales management roles at Western Digital and Procter and Gamble.

Kenneth E. Thornbrugh was hired as Director of Financial Planning of the Company in December 2001 and promoted to Vice President, Financing and Administration, and Chief Financial Officer of the Company in January 2002. Previously, he was Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Corporate Secretary of CyberPlus Corporation, a heathcare software company, from 1997 through 2001. Prior to CyberPlus, he held senior financial management positions with Cirrus Logic, Inc. from 1989 through 1997 and was in financial management at Eaton Corporation from 1971 through 1988.

David E. Witkowski has been Vice President, Sales of the Company since September 2001. From 1999 to 2001, Mr. Witkowski was Vice President of Sales, Asia Pacific/Japan for LynuxWorks Inc. Prior to that, Mr. Witkowski was Vice President of Sales for Cirrus Logic, Inc, a semiconductor manufacturer from 1996 through 1998. Prior to Cirrus Logic, he held senior sales management positions with ATI Technologies and ISD Corp.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During November, 2001, the Company entered into a Stock Purchase Agreement to conduct a private placement of its common stock with twelve investors. Under this agreement, the Company agreed to sell and the investors agreed to purchase an aggregate of 2,000,000 shares of unregistered Company common stock at a per share price of $4.11, for a total offering size of $8,220,000. The Company committed to file a registration statement to later register the resale of the shares should the investors desire to sell their shares in the public market. This registration statement was filed with the SEC on January 2, 2002, and was declared effective by the SEC on May 15, 2002. All of the investors purchased their common stock at the closing on December 3, 2001, on identical terms and conditions which had been negotiated by the Company and the lead investor, Columbus Capital. Needham & Company, Inc. served as placement agent in exchange for cash compensation and 54,750 Company warrants.

Kern Capital Management, LLC, a holder of more than five percent (5%) of the Company’s outstanding shares, purchased 300,000 common shares in the private placement for $1,233,000 cash. Additionally, Company director Donald L. Waite purchased 25,000 common shares for $102,750 cash, Company director J. Daniel McCranie purchased 10,000 common shares for $41,100 cash, and Company director and Chairman of the Board Wade Meyercord purchased 5,000 common shares for $20,550 cash. Messrs. McCranie and Meyercord later paid an additional eight cents per share, or $800 and $400 in the aggregate, respectively, for their shares.

On November 21, 2001, the date that the pricing was determined, the closing price of the Company’s common stock on the NASDAQ National Market was $4.50 per share while on December 3, 2001, the date of closing of the private placement, the closing price was $4.19 per share.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of February, 2003.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/s/ ROBERT V. DICKINSON
ROBERT V. DICKINSON President and Chief Executive Officer

By:	/s/ KENNETH E. THORNBRUGH
KENNETH E. THORNBRUGH Vice President Finance & Administration (Principal Financial Officer)

3

CERTIFICATIONS

I, Robert V. Dickinson, certify that:

1.    I have reviewed this Amendment No. 1 on Form 10-K/A (the “Amendment”) to Annual Report on Form 10-K for the fiscal year ended March 31, 2002, of California Micro Devices Corporation, a California corporation; and

2.    Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date:    February 7, 2003

By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson President and CEO (Principal Executive Officer)

4

CERTIFICATIONS

I, Kenneth E. Thornbrugh, certify that:

1.    I have reviewed this Amendment No. 1 on Form 10-K/A (the “Amendment”) to Annual Report on Form 10-K for the fiscal year ended March 31, 2002, of California Micro Devices Corporation, a California corporation (“registrant”); and

2.    Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date:    February 7, 2003

By:	/s/ KENNETH E. THORNBRUGH
Kenneth E. Thornbrugh Vice President Finance & Administration (Principal Financial Officer)

5