Form 10-Q
period 2002-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2003-02-14
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE
SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2002

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

The number of shares of the registrant’s Common Stock outstanding as of February 13, 2003, was 15,880,926.

CALIFORNIA MICRO DEVICES CORPORATION

ITEM 1.  Financial Statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net sales	$11,284	$7,045	$31,413	$21,788
Costs and expenses:
Cost of sales	8,013	12,676	24,597	28,320
Research and development	923	993	2,699	2,918
Selling, general and administrative	2,452	2,876	7,619	8,053
Special charges	(193)	45	(193)	4,155

Total costs and expenses	11,195	16,590	34,722	43,446

Operating profit (loss)	89	(9,545)	(3,309)	(21,658)
Other expense, net	282	162	788	601

Net loss	$(193)	$(9,707)	$(4,097)	$(22,259)

Net loss per share—basic and diluted	$(0.01)	$(0.79)	$(0.29)	$(1.89)

Weighted average common shares outstanding—basic and diluted	14,871	12,264	14,337	11,771

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31, 2002*	March 31, 2002**
ASSETS:
Current assets:
Cash, cash equivalents and short-term investments	$4,363	$7,240
Accounts receivable, net	5,596	4,561
Inventories	4,188	2,784
Prepaids and other current assets	684	679

Total current assets	14,831	15,264
Property, plant and equipment, net	10,654	10,853
Restricted cash	1,195	888
Other long-term assets	866	1,232

Total assets	$27,546	$28,237

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	2,787	5,085
Accrued liabilities	2,036	4,345
Deferred margin on shipments to distributors	1,831	1,193
Current maturities of long-term debt and capital lease obligations	1,609	2,256

Total current liabilities	8,263	12,879
Long-term debt and capital lease obligations, less current maturities	8,878	7,069
Other long-term liabilities	262	509

Total liabilities	17,403	20,457

Shareholders’ equity:
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 15,817,522 as of December 31, 2002 and 13,850,765 as of March 31, 2002	74,195	67,732
Accumulated other comprehensive income	—	2
Accumulated deficit	(64,052)	(59,954)
Total shareholders’ equity	10,143	7,780

Total liabilities and shareholders’ equity	$27,546	$28,237

*	December 31st unaudited
**	Derived from audited financial statements.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	2002	2001
Cash flows from operating activities:
Net (loss)	$(4,097)	$(22,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of special charges	—	3,395
Write-off of discontinued inventory, net	—	3,783
Provision for distributor discontinued inventory, net	—	1,125
Depreciation and amortization	2,037	2,315
Stock based compensation	71
(Loss) on the sale of fixed assets	(3)
Changes in assets and liabilities:
Accounts receivable	(1,035)	5,052
Inventories	(1,404)	3,679
Prepaid expenses and other current assets	(5)	622
Accounts payable and other current liabilities	(4,309)	309
Other long term assets	354	(8)
Other long term liabilities	(247)	3
Deferred margin on shipments to distributors	638	(447)

Net cash used in operating activities	(8,000)	(2,431)

Cash flows from investing activities:
Purchases of short-term investments	—	(4,772)
Sales of short-term investments	300	7,493
Capital expenditures	(2,049)	(1,559)
Net change in restricted cash	(307)	(288)

Net cash (used in) or provided by investing activities	(2,056)	874

Cash flows from financing activities:
Borrowings of short-term debt	1,094	—
Repayments of short-term debt	(1,094)	—
Repayments of capital lease obligations	(5)	(170)
Repayments of long-term debt	(2,406)	(1,105)
Borrowings of long-term debt	3,499	499
Proceeds from private placement offering of common stock, net	4,768	7,610
Proceeds from issuance of common stock	1,623	900

Net cash provided by financing activities	7,479	7,734

Net (decrease) or increase in cash and cash equivalents	(2,577)	6,177
Cash and cash equivalents at beginning of period	6,940	2,309

Cash and cash equivalents at end of period	$4,363	$8,486

Supplemental disclosures of non-cash investing and financing activities:
Assets purchased under capital lease	$76	$—
Interest paid	$537	$687

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of December 31, 2002, results of operations for the three and nine-month periods ended December 31, 2002 and 2001, and cash flows for the nine-months ended December 31, 2002 and 2001. Results for the three and nine-month periods are not necessarily indicative of fiscal year results.

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

3. Inventories

The components of inventory consist of the following (amounts in thousands):

	December 31, 2002	March 31, 2002
Raw materials	1,111	$355
Work-in-process	1,969	1,602
Finished goods	1,594	827

	$4,188	$2,784

4. Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of December 31, 2002 and March 31, 2002, we had not recorded any liability on our balance sheet for any pending or threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the amount sought by the plaintiffs has been estimated by the Company to be between five and ten million dollars when intangible items are quantified, and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. As a result, we have not made any accrual for these cases.

The first case involves counterclaims brought on August 3, 1995, by our former CEO, Chan Desaigoudar after the company sued him on May 5, 1995, for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Tarsaim L. Batra, who sued the company and three of our former officers, Mr. Desaigoudar, Steve Henke and Surendra Gupta, on September 13, 1993, and April 19, 1994, in two cases which have been consolidated, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs Desaigoudar, Henke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

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

5. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss	$(193)	$(9,707)	$(4,097)	$(22,259)

Weighted average shares—basic and diluted	14,871	12,264	14,337	11,771

Net loss per share—basic and diluted	$(0.01)	$(0.79)	$(0.29)	$(1.89)

Options to purchase 2,905,036 and 2,809,899 shares of common stock were outstanding during the three and nine-month periods ended December 31, 2002, but were not included in the computation of diluted earnings per share because the Company incurred a loss. Options to purchase 1,929,923 and 1,644,871 shares of common stock were outstanding during the three and nine-month periods ended December 31, 2001, but were not included in the computation of diluted earnings per share because the Company incurred a loss. Similarly, warrants to purchase 483,667 and 59,250 shares of common stock outstanding at December 31, 2002 and 2001, respectively, were not included in the diluted earnings per share computation because the Company incurred a loss.

6. Comprehensive Income/(Loss)

Comprehensive income/(loss) is principally comprised of net income (loss) and unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive loss for the three and nine-month periods ended December 31, 2002 and 2001 approximated net loss for the three and nine-month periods ended December 31, 2002 and 2001, respectively.

7. Income Taxes

For the three and nine-month periods ended December 31, 2002 and 2001, there was no provision for income taxes, due to the net loss for the periods.

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

In connection with outsourcing a significant portion of our wafer manufacturing, we completed the consolidation of all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value back-end manufacturing activities continuing at our Milpitas, CA headquarters. In connection with these actions we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, of which $4.1 million had been recorded in the second quarter of fiscal 2002. The restructuring charges included $438,000 related to workforce reduction, $322,000 related to facility and other costs, and $3.4 million of asset impairment charges.

	Restructuring Liability at March 31, 2002	Cash Payments	Adjustments	Restructuring Liability at December 31, 2002
	(in thousands)
Workforce reduction	$438	$332	$106	$—
Facilities and other	273	61	87	125

	$711	$393		$125

Workforce reduction

In connection with the restructuring program, we reduced our headcount by 61 employees, primarily in the manufacturing functions and primarily at our Milpitas, CA facility. Essentially all of the workforce reductions were accomplished by September 30, 2002; and, the related employee severance, benefits and resulting employer taxes were paid in our third fiscal quarter, and all charges have been incurred and all payments have been made. The excess restructuring reserve of $106,000 related to the workforce reduction was reversed in December 2002.

Facilities and other

The restructuring plan called for us to vacate our Milpitas facility once all internal wafer fabrication activities had been consolidated into our Tempe, AZ facility. As required by the lease for the Milpitas facility, we were obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility. Fabrication operations at the Milpitas facility ceased as of the end of September 2002 and renovation was complete by the end of December 2002, and all charges have been incurred and all payments have been made except for $125,000 that will be paid by the end of March 2003. The excess restructuring reserve of $87,000 related to the renovation costs was reversed in December 2002.

9. Short and Long-Term Debt

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million in order to maintain the Agreement. The financial covenants relate to a monthly minimum quick ratio and tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. During the nine-months ending December 31, 2002, we had borrowed $3.5 million under the equipment line and $1.1 million under the revolving line of credit, of which $1.5 million was used to pay off other capital equipment financing facilities in full in the first quarter of fiscal 2003. As of December 31, 2002, $3.5 million remained outstanding on the equipment line of credit and the $1.1 million borrowed on the revolving line of credit had been paid in full. Therefore, $1,500,000 was available under the revolving line of credit as of December 31, 2002. We were in compliance with the financial covenants under our Agreement as of December 31, 2002.

As of March 31, 2002, and continuing through December 31, 2002, we were not in compliance with certain financial covenants related to our industrial revenue bonds. The covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, debt coverage, and not to exceed maximum ratios of total liability to equity and long-term debt to working capital. As of December 31, 2002, we were not in compliance with the long-term debt to working capital ratio covenant. In accordance with the terms of the bonds, our non-compliance would need to continue through June 30, 2004 in order for the industrial revenue bonds to become callable and accordingly, there is no impact on our short-term liquidity due to our present non-compliance. We believe we will be in compliance within the period allowed and therefore, we have continued to classify the bonds as long-term debt rather than short-term debt.

10. Lease Commitments

In May 2002, we signed an operating sublease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The sublease term is through August 31, 2005. Future non-cancelable minimum lease payments under this sublease at December 31, 2002 are $90,400 in the remainder of fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2006. No major lease commitments were entered into between September 2002 and December 2002.

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

On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material financial effect from the adoption of this new standard and will ensure any disclosures are included in their interim filings.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not believe there will be a material effect from the adoption of FIN 45.

12. Major Customers

Due to our business focus on key customers in select markets, three end customers (Motorola, Hewlett-Packard, and Guidant) each comprise approximately 10% or more of our revenues during the three-month period ended December 31, 2002, and four end customers (Motorola, Hewlett-Packard, Guidant and Lumileds) each comprise approximately 10% or more of our revenues during the nine-month period ended December 31, 2002, and collectively comprise approximately 50% of such revenues during each period. During the comparable time periods last year, these customers represented approximately 25% of our revenues in aggregate. In addition to these end customers, a single distributor, Epco, represented 12% and 10%, respectively, of revenue for the three- and nine-months ended December 31, 2002, and was less than 10% in the three- and nine-month periods ended December 31, 2001. When we ship product to distributors, we defer our gross selling price of the product shipped and the related cost of the product shipped until that product is shipped by the distributor to the end user. The entries booked to defer revenue from these shipments and the related cost is reflected on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”. Thus, the “deferred margin on shipments to distributors” represents the “margin” on the products we ship to distributors, or the difference between our revenue and cost of the product for inventory held by the distributors at the end of the accounting period.

13. Equity Financing

In the last week of November 2002, we closed a private placement of our common stock and raised $5.16 million, with net proceeds of $4.8 million. We sold 1,518,585 common shares to 22 investors at $3.40 per share and granted them three-year warrants to purchase 379,651 shares of our common stock at an exercise price per share of $4.36 per share. Of these warrants, 373,401 are immediately exercisable, and 6,250 are exercisable after May 2003. Four of our directors participated in this private placement and purchased a total of 25,000 of the 1,518,585 shares and 6,250 of the 379,651 warrants. As part of this private placement, we agreed to register with the Securities Exchange Commission the 1,518,585 shares sold and the 379,651 shares issuable upon exercise of their warrants. If we are unable to do so on or before February 25, 2003, we are required to issue those investors other than our directors at no charge a total of 29,872 shares and we are required to do so each month thereafter until the registration statement is declared effective.

In addition to cash fees, we issued the placement agents three-year warrants to purchase 44,766 shares of our common stock at an exercise price of $4.36 per share, which are exercisable immediately.

ITEM 2.  Management’s Discussion And Analysis of Financial Condition and Results of Operations.

Overview

California Micro Devices Corporation designs and sells application specific analog semiconductor products for the mobile, computing, lighting, medical, and other markets. We are a leading supplier of application specific integrated passive (ASIPTM) devices, including silicon submounts for high brightness light emitting diodes (often referred to as LEDs), and we also offer a growing portfolio of power management integrated circuits (IC’s). Our products provide critical signal integrity, electromagnetic interference (EMI) filtering, electrostatic discharge (ESD) protection, and power management solutions that enable high growth applications including personal computers, wireless communication devices and consumer electronic products. For our ASIPs, through proprietary manufacturing processes, we integrate multiple passive components onto single chips and, in some cases, enhance their functionality with the integration of discrete semiconductor functions to provide single chip solutions for densely populated, high performance electronic systems. For our power management IC’s, we use primarily industry-standard manufacturing processes for cost effectiveness. Our ASIPs are significantly smaller and provide more functionality than competitive solutions using discrete products. ASIPs replace functional clusters of discrete passive components that are used for ESD protection, signal filtering and termination at buses and input/output ports, wave shaping, clock signal filtering, biasing, and other traditional discrete component functions.

In the second quarter of fiscal 2002, our board of directors approved and we began to implement a program to streamline our manufacturing operations and focus our business on high volume products and in markets where we have, or believe we can achieve, a leadership position while leveraging our core technology strengths. Key parts of this strategy include the plan to become “fab-lite” by outsourcing a significant portion of our wafer manufacturing to independent foundries and to discontinue certain older products.

Results of Operations

Net sales. Net sales for the three and nine-month periods ended December 31, 2002 were $11.3 million and $31.4 million, respectively, indicating an increase of $4.3 million or 61% and $9.6 million or 44% from the three and nine-month periods ended December 31, 2001. Net sales in the mobile, computing, medical and lighting markets increased in the three and nine-month periods ended December 31, 2002 as compared to the same periods in 2001, while net sales in the other markets, which include communication infrastructure and legacy products, decreased. Net sales increased due to increased focus in the mobile market as well as increased orders from our largest customer in the medical market.

Units shipped during the three and nine-month periods ended December 31, 2002 compared to the same periods in 2001, increased 171% to 54 million units, and 122% to 133 million units, respectively. Average selling prices for our products based on units shipped decreased approximately 36% and 33%, respectively, for the three and nine-month periods ended December 31, 2002 from the same periods in 2001, primarily as a result of a change in product mix, especially the increase of mobile product sales with a lower average selling price than other products, and secondarily due to price decreases. Due to our business focus on key customers in select markets, three end customers (Motorola, Hewlett-Packard, and Guidant) each comprise approximately 10% or more of our revenues during the three-month period ended December 31, 2002, and four end customers (Motorola, Hewlett-Packard, Guidant and Lumileds) each comprise approximately 10% or more of our revenues during the nine-month period ended December 31, 2002, and collectively comprise approximately 50% of such revenues. During the comparable time periods last year, these customers represented approximately 25% of our revenues in aggregate.

Gross Margin. Gross margin, as a percentage of net sales, increased to a positive 29% and 22% in the three and nine-month periods ended December 31, 2002, respectively from a negative 80% and a negative 30% in the three and nine-month periods ended December 31, 2001, respectively. Gross margin for the three and nine-month periods ended December 31, 2002, includes the benefit associated with the sale of fully-reserved inventory for which reserves of $300,000 and $1.4 million had been established in prior periods. For the nine-month period ended December 31, 2001, gross margin included a charge of $4.9 million related to the write-off of discontinued products and for the nine-month period ended December 31, 2002 gross margin included expenses of $511,000 for the manufacturing transition. In the second quarter of fiscal 2002, we began to implement a program to become fab-lite by outsourcing much of our manufacturing operations and to focus our business on high volume products and in markets that we have, or believe we can achieve, a leadership position. We concluded that it was not economic to transfer the manufacturing of many of our smaller and older product lines and that these markets were not strategic, being characterized by a large number of customers who purchased products in relatively small volumes. As part of this process, we designated many of its legacy products as “End of Life” (“EOL”) or “Obsolete” in the second and third quarters of fiscal 2002. Based on our forecast of future demand and historical sales rates, and recognizing that minimal sales and marketing resources would be applied both internally and by our distributors for products so designated, much of the existing internal inventory for these legacy products was deemed to be excess or obsolete and accordingly was reserved as well as the cost related to the inventory held by certain of our distributors. We have been scrapping inventory designated as EOL or Obsolete that remains after last-buy opportunities have expired. The manufacturing transition refers to the restructuring charges we incurred in fiscal 2002 as well as certain of the incremental costs incurred related to reducing our internal manufacturing capacity and expanding our use of foundry partners.

Idle capacity charges for the three and nine-month periods ended December 31, 2002, which were expensed as incurred, were approximately $2.3 million and $7.8 million, respectively, and during the comparable periods last year, the idle capacity charges were $2.5 million and $5.7 million, respectively. These idle capacity charges relate to our Tempe facility at which we have determined that we have excess capacity. This excess capacity is expected to continue even if and when our revenues increase because we would choose to meet the bulk of the increased demand with product manufactured at one or more third party foundries. The gross margin improvement in the three and nine-month periods ended December 31, 2002 is the result of decreased fixed manufacturing costs due to closure of the Milpitas manufacturing operation and the impact of our fab-lite wafer fabrication outsourcing strategy that was implemented in fiscal 2002.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks, and other expenses for the development of process technology, new packages and products. Research and development expenses for the three and nine-month periods ended December 31, 2002 were $923,000 and $2.7 million, respectively, and for the same periods ended December 31, 2001, research and development expenses were $1.0 million and $2.9 million, respectively. These reduced expense levels are due to a reduction in internal manufacturing support required for the development of new products partially offset by increased foundry support.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. Selling, general, and administrative expenses were $2.5 million and $7.6 million for the three and nine-month periods ended December 31, 2002, respectively, and for the same periods ended December 31, 2001, selling, general, and administrative expenses were $2.9 million and $8.1 million, respectively. This decrease is a result of lower compensation and related costs for employees due to lower headcount throughout the nine-month period and decreased litigation-related legal costs of $350,000 in the three-month period ended December 31, 2002, which offset increased litigation-related legal costs of $300,000 during the six-month period ended September 30, 2002.

Special Charges. In the second quarter of fiscal 2002, our Board of Directors approved and we began to implement a program to streamline our manufacturing operations and focus our business on product and markets in which we have, or believe we can achieve, a leadership position while leveraging our core technology strengths. Key parts of this strategy include the plan to outsource a significant portion of our wafer manufacturing to an independent foundry and to discontinue certain older products.

In connection with outsourcing a significant portion of our wafer manufacturing, we completed the consolidation of all of our internal wafer fabrication activities into our Tempe, AZ facility with selected high-value back-end manufacturing activities continuing at our Milpitas, CA headquarters. In connection with these actions we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, of which $4.1 million had been recorded in the second quarter of fiscal 2002. The restructuring charges included $438,000 related to workforce reduction, $322,000 related to facility and other costs, and $3.4 million of asset impairment charges.

	Restructuring Liability at March 31, 2002	Cash Payments	Adjustments	Restructuring Liability at December 31, 2002
	(in thousands)
Workforce reduction	$438	$332	$106	$—
Facilities and other	273	61	87	125

	$711	$393		$125

Workforce reduction

In connection with the restructuring program, we reduced our headcount by 61 employees, primarily in the manufacturing functions and primarily at our Milpitas, CA facility. Essentially all of the workforce reductions were accomplished by September 30, 2002; and, the related employee severance, benefits and resulting employer taxes were paid in our third fiscal quarter, and all charges have been incurred and all payments have been made. The excess restructuring reserve of $106,000 related to the workforce reduction was reversed in December 2002.

Facilities and other

The restructuring plan called for us to vacate our Milpitas facility once all internal wafer fabrication activities had been consolidated into our Tempe, AZ facility. As required by the lease for the Milpitas facility, we were obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility. Fabrication operations at the Milpitas facility ceased as of the end of September 2002 and renovation was complete by the end of December 2002, and all charges have been incurred and all payments have been made except for $125,000 that will be paid by the end of March 2003. The excess restructuring reserve of $87,000 related to the renovation costs was reversed in December 2002.

Other Expense, Net. Other expense, net for the three and nine-month periods ending December 31, 2002, was $282,000 and $788,000, respectively, and for the three and nine-month periods ended December 31, 2001, was $162,000 and $601,000, respectively. For the three and the nine-month periods ended December 31, 2002, interest expense was higher due to increased borrowings on our equipment lease facility and working capital lines account and interest income was lower due to the lower average investment account balances and lower interest rates.

Pre-Tax Loss. We reduced our pre-tax loss for the three months ended December 31, 2002, to $193,000 from $9.7 million for the three months ended December 31, 2001, for the factors described above. Similarly, we reduced our pre-tax loss for the nine-months ended December 31, 2002, to $4.1 million from $22.3 million for the nine-months ended December 31, 2001. During each of the past four quarters, we have reduced the amount of our loss. Our loss for the three months ended December 31, 2002, included the benefit of $193,000 we received when we reversed $193,000 of previously taken charges associated with our restructuring program as described in special charges above. In order to assist us in our drive to become and remain profitable in the future, during the fourth quarter of fiscal 2003, and for the indefinite future thereafter, we have reduced by ten percent the compensation of our approximately twenty employees who are at the director-level or above.

Income Taxes. For the three and nine-month periods ended December 31, 2002 and 2001, there was no provision for income taxes due to the net losses for the periods.

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

On December 31, 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 requires accounting policy note disclosures to provide the method of stock option accounting for each year presented in the financial statements and, for each year until all years presented in the financial statements recognize the fair value of stock-based compensation. Also, SFAS No. 148 provides two additional transition methods that eliminate the ramp-up effect resulting from applying the expense recognition provisions of SFAS No. 123. The transition provisions and annual statement disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim statement disclosure requirements are effective for the first interim statement that includes financial information after December 15, 2002. The Company does not believe there will be a material financial effect from the adoption of this new standard and will ensure any disclosures are included in their interim filings.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for financial statements of periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not believe there will be a material effect from the adoption of FIN 45.

Critical Accounting Policies and Estimates

We described our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2002. Our critical accounting policies and estimates are those that relate to financial line items that are key indicators of our financial performance and/or that require significant management judgment. Our critical accounting policies include those regarding (1) revenue recognition, (2) inventory and related reserves, (3) impairment of long-lived assets, and (4) litigation. In regard to revenue recognition, when we ship product to distributors, we defer our gross selling price of the product shipped and the related cost of the product shipped until that product is shipped by the distributor to the end user. The entries booked to defer revenue from these shipments and the related cost is reflected on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”. Thus, the “deferred margin on shipments to distributors” represents the “margin” on the products we ship to distributors, or the difference between our revenue and cost of the product for inventory held by the distributors at the end of the accounting period.

We believe that we have consistently applied judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented. During the nine-months ended December 31, 2002, there were no significant changes in the assumptions underlying the judgments and estimates made by management

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of December 31, 2002, was $4.4 million compared to $7.2 million at March 31, 2002. Receivables increased $1.0 million to $5.6 million at December 31, 2002 compared to $4.6 million at March 31, 2002, primarily as a result of increased sales. Receivables days sales outstanding were 47 and 53 days as of December 31, 2002 and March 31, 2002, respectively. Inventories increased $1.4 million from March 31, 2002 to $4.2 million at December 31, 2002, as a result of increased levels of production in response to both expected and actual customer demand. Capital expenditures for the nine-months ended December 31, 2002, totaled $2.0 million, reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up throughout this fiscal year. Accounts payable and other accrued liabilities decreased by $4.6 million to $4.8 million in the nine-month period ending December 31, 2002, compared to $9.4 million at March 31, 2002. This was primarily due to a reduction of trade payables of $2.3 million, refinancing a short term equipment lease into a 36 month equipment lease facility of $600,000, lower accrued salary and benefits of $400,000, payment of restructure charges of $393,000, reversal of the excess restructure reserve of $193,000, and the disposition of reserved distributor inventory of $500,000.

Operating activities used $8.0 million of cash in the nine-month period ended December 31, 2002. The most significant usage of our cash was our net loss of $4.1 million and the decrease in accounts payable and other current liabilities of $4.3 million. Increases in accounts receivable and inventories used an additional $2.4 million of cash. These uses of cash were partially offset by depreciation and other non-cash charges of $2.1 million and a decrease in other long-term assets and an increase in deferred margin on shipments to distributors of $638,000.

We used $2.1 million of cash in investing activities during the nine-months ended December 31, 2002, which was the result of capital expenditures of $2.0 million and an increase in restricted cash related to our long-term debt. The sale of short-term investments for $300,000 partially offset this cash usage.

Net cash provided by financing activities of $7.5 million for the nine-months ended December 31, 2002 is the result of net proceeds from a private placement offering of $4.8 million, short and long-term borrowings in excess of debt repayment of $1.1 million, and proceeds from the issuance of common stock related to employee stock compensation plans of $1.6 million.

In June 2002, we entered into a Loan and Security Agreement that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit, each of which cannot individually exceed $3.5 million. The amount available under the agreement is based on the amount of eligible equipment and accounts receivable. Under this agreement, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million. The agreement also contains a subjective acceleration clause which enables the bank to declare an event of default and call our loan if it determines that there has been a material adverse change in our business or that its security interest has been impaired. The financial covenants relate to a monthly minimum quick ratio and tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for a term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. In the nine–month period ending December 31, 2002, we borrowed $3.5 million under the equipment line, of which $1.5 million was used to pay off in full borrowings outstanding under our four existing capital equipment financing agreements described below. Future maturities of this debt at December 31, 2002 are $292,000 in the remainder of fiscal 2003, $1.2 million in fiscal 2004, $1.2 million in fiscal 2005 and $442,000 in fiscal 2006. Additionally, we borrowed $1.1 million on the revolving line of credit in the second quarter of fiscal 2003 and repaid the loan in full in the third quarter. During the quarter ended December 31, 2002, we were in violation of the covenants relating to a minimum monthly quick ratio and tangible net worth. However, upon the receipt of the proceeds from the November 2002 private placement, and based upon our operating results during the third fiscal quarter, we were in compliance with these covenants as of December 31, 2002.

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

As of March 31, 2002 and continuing through December 31, 2002, we were not in compliance with certain financial covenants related to our industrial revenue bonds. The covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and to not exceed maximum ratios of total liability to equity and long-term debt to working capital. As of December 31, 2002, we were not in compliance with the long-term debt to working capital ratio covenant. In accordance with the terms of the bonds, our non-compliance would need to continue through June 30, 2004 in order for the industrial revenue bonds to become callable and accordingly, there is no impact on our short-term liquidity due to our present non-compliance. While no assurance can be given, the goal of our market focus and fab-lite manufacturing initiatives is to enhance our revenue and gross margin which, together with continuing tight control over operating expenses, would provide operating results enabling us to become in compliance with the long-term debt to working capital covenant and to maintain compliance with our other covenants. We believe we will be in compliance within the period allowed. Future maturities of long-term debt and sinking fund payments associated with the industrial revenue bonds, as of December 31, 2002 are $185,000 in the remainder of fiscal 2003, $205,000 in fiscal 2004, $225,000 in fiscal 2005, $250,000 in fiscal 2006, and $5.9 million thereafter.

In May 2002, we signed an operating sublease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The sublease term is through August 31, 2005. As of December 31, 2002, future non-cancelable minimum lease payments under this sublease are $90,400 in fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2006. In July 2002, we entered into a lease amendment for our wafer fabrication facility in Milpitas, CA, extending the term of the lease to October 31, 2002. As of December 31, 2002, the total amount due under the wafer fabrication facility lease extension had been paid in full and there are no lease amounts due.

Operating and capital requirements depend on many factors, including the levels at which we maintain manufacturing capacity, revenue, margins, inventory, accounts receivable, accounts payable, and operating expenses. Our operating plan for fiscal 2003 has to date resulted in revenue growth and a lessening of our losses, due in part to our focused marketing and sales efforts and in part to gross margin improvement resulting from higher revenue and outsourcing most of our wafer production while reducing fixed internal manufacturing costs. The increase in inventory and receivables associated with our revenue growth during the past several quarters has been financed from cash on hand, the $4.8 million of net proceeds from our equity private placement, short term debt of $1.1 million under our $1.5 million working capital credit line, option exercises, and attention to management of accounts receivable and accounts payables. Consistent with our operating plan we have built substantial inventory in advance of firm orders and may continue to do so.

We currently believe that our $4.3 million of cash resources as of December 31, 2002, will be adequate to fund our planned operations for the next twelve months, assuming we achieve the results we expect. However, if expected orders and shipments do not materialize or are delayed, if we are not able to begin to operate profitably, if we cannot collect our receivables on a timely basis, or if our vendors demand shorter payment terms, then we may need to further adjust our operations or else secure additional debt or equity financing to ensure adequate working capital, although such funds may not be available on favorable terms, if at all. In the event that demand growth is more rapid than anticipated, then in order to take advantage of that growth and increase our revenues, we may need to secure additional equipment and working capital financing or equity which may not be available on favorable terms, if at all. In the event we are unable to do so we would be forced to constrain our revenue growth, adversely affecting profitability improvement.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

No material changes have occurred from our report on Form 10-K for the period ending March 31, 2002.

ITEM 4.  Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14c and 15d-14c) within 90 days of the filing of this Form 10-Q and have determined that they are reasonably effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, which was shortly prior to the release of the Company’s earnings statement for the period covered by this Form 10-Q.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) plan for revenue growth and profit improvement due to focused sales and marketing effort and manufacturing outsourcing, (2) our expectation that we have meritous defenses to pending litigation claims, (3) our belief that we will be in compliance with the financial covenants related to our industrial revenue bonds within the period allowed, (4) the goal of our market focus and fab-lite manufacturing initiatives being to enhance our revenue and gross margin, (5) our drive to become and remain profitable, and (6) our belief that our cash resources will be adequate to fund our operations for the next twelve months. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2002 ended March 31, 2002, and in our Amendment No. 1 to Form

S-3 filed with the SEC on February 7, 2003, on pages 5 through 16, inclusive. These risks and uncertainties also include whether our marketing and sales focus will enable us to penetrate our selected markets; whether those markets continue to exhibit demand for our products and whether there is price erosion in such markets, in part due to whether there is competition in such markets; whether our market focus, which has lead to Motorola, Hewlett Packard, Guidant Corporation and Lumileds each comprising more than 10% of our sales, will increase our customer concentration and leave us vulnerable to problems involving or sourcing decisions of our larger customers; our ability to forecast our cash requirements and cash availability and our ability to stay in compliance with our bank credit line and bond covenants or else to obtain a waiver of non-compliance or default; and the ability of our third party wafer fab vendor to meet in a timely manner our demand for high yield, high quality wafers. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART II.    OTHER INFORMATION

ITEM 1.  Legal Proceedings.

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of December 31, 2002 and March 31, 2002, we had not recorded any liability on our balance sheet for any pending or threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the amount sought by the plaintiffs has been estimated by the Company to be between five and ten million dollars when intangible items are quantified and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. As a result, we have not made any accrual for these cases.

The first case involves counterclaims brought by our former CEO, Chan Desaigoudar on August 3, 1995, after we sued him on May 5, 1995, for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Tarsaim L. Batra, who has sued the company and three of our former officers, Mr. Desaigoudar, Steve Henke and Surendra Gupta, on September 13, 1993, and April 19, 1994, in two cases which have been consolidated, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Henke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

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

ITEM 2.  Changes in Securities and Use of Proceeds

On November 25 and 26, 2002, we closed a private placement of our common stock and raised $5.16 million, with net proceeds of $4.8 million. We sold 1,518,585 shares of our no par value common stock to 22 investors at $3.40 per share and granted them three-year warrants to purchase 379,651 shares of our common stock at an exercise price per share of $4.36 per share. Of these warrants, 373, 401 are immediately exercisable, and 6,250 are exercisable after May 2003. The investors were institutional accredited investors and their affiliates except for (1) four individuals who were employees of the Company’s placement agents and law firm who purchased an aggregate of 28,000 shares and (2) four directors who purchased an aggregate of 25,000 shares.

The private placement was conducted without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section We agreed to register these shares, and the shares issuable upon exercise of the warrant, with the Securities Exchange Commission and in these regards we filed an S-3 registration statement on December 24, 2002. Should this registration statement not be declared effective on or before February 25, 2003, then we are required to issue those investors other than the directors, at no charge, an aggregate of 29,872 shares and we are required to so each month thereafter that the registration statement has not been declared effective.

In addition to cash fees, on November 26, 2002, we issued the placement agents three-year warrants to purchase 44,766 shares of our no par value common stock at an exercise price of $4.36 per share, which are exercisable immediately. These warrants were sold in reliance upon similar exemptions from registration.

ITEM 3.  Defaults Upon Senior Securities

None

ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are included:

10.14.	License Agreement and its First Amendment with Flip Chip Technologies* +

10.15.	Loan Default Waiver Agreement with Silicon Valley Bank.*

10.16.	Stock and Warrant Purchase Agreement from November, 2002, Private Placement

10.17.	Placement Agency Agreement for November, 2002, Private Placement

* Confidential Treatment has been requested with respect to certain portions of this agreement. + Unless we fail to timely cure any default, this license lasts in perpetuity.

(b) Reports on Form 8-K. The Company filed a Report on Form 8-K on November 27, 2002, which reported under Item 5 the issuance of press releases relating to the Company’s equity private placement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION

(Registrant)

Date: February 13, 2003	By:	/s/ Robert V. Dickinson
Robert V. Dickinson President and CEO

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

Date: February 13, 2003

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

Date: February 13, 2003

By:	/s/ Kenneth E. Thornbrugh
Kenneth E. Thornbrugh, Vice President Finance & Administration
(Principal Financial Officer)