Form 10-K/A
period 2002-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2003-02-25
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held August 7, 2002.

EXPLANATORY NOTE

Registrant hereby amends Item 14 of Part IV to include Exhibit 4.8 which was used for certain management level employees who elected to participate in the Registrant’s deferred compensation plan during the period from April, 1997 through December 31, 2002, at which time such plan and all such agreements were terminated. Registrant also hereby amends Item 14 of Part IV to replace Exhibit Number 10.12 with the attached Exhibit Number 10.12 to reflect changes in those portions of such exhibit which have been redacted in connection with the Registrant’s request for confidential treatment. These changes in the redactions were made in response to comments that the Registrant received from the SEC regarding its confidential treatment request. A complete copy of Exhibit 4.8 and a revised copy of Exhibit 10.12 are attached hereto.

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

Exhibit Number	Description	Document if Incorporated by Reference
3(i)a	Articles of Incorporation, as amended.	Exhibit 3(i) to the Company’s Annual Report on Form 10K for the fiscal year ended March 31, 1995.
3(i)b	Certificate of Correction of Certificate of Certificate of Amendment of Articles of Incorporation
3(i)c	Certificate of Determination of Series A Participating Preferred Stock	Registration Statement on Form 8-A filed on September 21, 2001.
3(ii)	By-laws, as amended.	Exhibit 3(ii) to the Company’s Annual Report on Form 10K for the fiscal year ended March 31, 1995 and filed herewith.
4.1	1995 Employee Stock Option, Amended as of July 26, 1996, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001	Registration Statement on Form S-8 filed on May 15, 2002.
4.2	1995 Non-Employee Directors’ Stock Option Plan, Amended as of July 26, 1006, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.
4.3	Stock Purchase Agreement dated November 21, 2001 between the Company and Investors.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 filed on February 14, 2002.
4.4	Non-Qualified Stock Option Agreement by and between the Company and David E. Witkowski dated September 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.

4.5	Non-Qualified Stock Option Agreement by and between the Company and Kenneth E. Thornbrugh dated as of January 24, 2002.	Registration Statement on Form S-8 filed on May 15, 2002.

4.6		Offer letter dated March 29, 2001 between the Company and Robert. V. Dickinson, President and CEO of the Company.	Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

4.7		Stock Option Agreement dated April 16, 2001, between the Company and Robert V. Dickinson, President and CEO of the Company.	Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

4.8		Form of Executive Deferred Compensation Agreement and 2002 Amendment to Executive Deferred Compensation Agreement.

10.11		Commitment letter from Comerica Bank.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

10.12	**

Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002. (Confidential treatment has been requested with respect certain portions of this agreement.)

10.13	*	Loan and Security Agreement by and between Silicon Valley Bank and the Company, dated June 17, 2002.

23.1	*	Consent of Ernst & Young, LLP, Independent Auditors

*	Previously filed with the Form 10-K for the fiscal year ended March 31, 2002.
**	Confidential treatment has been requested with respect to certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2003.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/s/ Robert V. Dickinson
ROBERT V. DICKINSON President and Chief Executive Officer

By:	/s/ Kenneth E. Thornbrugh
KENNETH E. THORNBRUGH Vice President Finance & Administration (Principal Financial Officer)

CERTIFICATIONS

I, Robert V. Dickinson, certify that:

1.    I have reviewed this Amendment No. 2 on Form 10-K/A (the “Amendment”) to Annual Report on Form 10-K for the fiscal year ended March 31, 2002, of California Micro Devices Corporation, a California corporation; and

2.    Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date:    February 24, 2003

By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson President and CEO (Principal Executive Officer)

CERTIFICATIONS

I, Kenneth E. Thornbrugh, certify that:

1.    I have reviewed this Amendment No. 2 on Form 10-K/A (the “Amendment”) to Annual Report on Form 10-K for the fiscal year ended March 31, 2002, of California Micro Devices Corporation, a California corporation; and

2.    Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date:    February 24, 2003

By:	/s/ KENNETH E. THORNBRUGH
Kenneth E. Thornbrugh Vice President Finance & Administration (Principal Financial Officer)