Form 10-Q/A
period 2002-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2003-02-25
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                  To

Commission File Number 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

430 N. McCarthy Blvd. Milpitas, California	95035-5112
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Registrant hereby amends Item 6 of Part II of its Form 10-Q for the interim period ended December 31, 2002, to replace Exhibit 10.14 with the attached Exhibit 10.14 to reflect changes in the redacted portions of such exhibit in connection with the Registrant’s request for confidential treatment of such exhibit. These changes in the redactions were made in response to comments that the Registrant received from the SEC regarding its confidential treatment request. Registrant also hereby amends Item 6 of Part II of its Form 10-Q for the interim period ended December 31, 2002, to reflect the withdrawal of its request for confidential treatment with respect to Exhibit 10.15. A revised copy of Exhibit 10.14 and a complete copy of Exhibit 10.15 are attached hereto.

PART II.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits.    The following exhibits are included:

10.14.	License Agreement and its First Amendment with Flip Chip Technologies** †

10.15.	Loan Default Waiver Agreement with Silicon Valley Bank.

10.16.	Stock and Warrant Purchase Agreement from November, 2002, Private Placement*

10.17.	Placement Agency Agreement for November, 2002, Private Placement*

*    Filed previously.

**  Confidential Treatment has been requested with respect to certain portions of this agreement.

†    Unless we fail to timely cure any default, this license lasts in perpetuity.

(b)  Reports on Form 8-K.    The Company filed a Report on Form 8-K on November 27, 2002, which reported under Item 5 the issuance of press releases relating to the Company’s equity private placement.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February 2003.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson President and Chief Executive Office

By:	/s/ KENNETH E. THORNBRUGH
Kenneth E. Thornbrugh Vice President Finance & Administration (Principal Financial Officer)

CERTIFICATIONS

I, Robert V. Dickinson, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, of California Micro Devices Corporation, a California corporation; and

2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date: February 24, 2003

By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson President and CEO (Principal Executive Officer)

CERTIFICATIONS

I, Kenneth E. Thornbrugh, certify that:

1. I have reviewed this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002, of California Micro Devices Corporation, a California corporation (“registrant”); and

2. Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment.

Date: February 24, 2003

By:	/s/ KENNETH E. THORNBRUGH
Kenneth E. Thornbrugh Vice President Finance & Administration (Principal Financial Officer)

5