Form 10-Q/A
period 2002-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2003-03-24
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-Q/A

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the Period Ended June 30, 2002

or

☐	Transition Report Pursuant To Section 10 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From ____________ To ____________

Commission File Number 0-15449

CALIFORNIA MICRO DEVICES CORPORATION
(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 N. McCarthy Blvd., Milpitas, California	95035-5112
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

California Micro Devices Corporation is hereby amending Item 6 of Part II of its Form 10-Q for its fiscal quarter ended June 30, 2002, to correct clerical errors in Exhibit 3(ii), its Bylaws, as amended. A corrected copy of Exhibit 3(ii) is attached hereto.

PART II.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

3(ii)	Bylaws, as amended

10.14	Form of Officer and Director Indemnification Agreement. *

(b)    Form 8-K

On May 15, 2002, we filed a Form 8-K under Item 5, reporting financial information for the quarter and fiscal year ended March 31, 2002.

*	Previously filed

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: March 12, 2003	/s/ KENNETH E. THORNBRUGH
Kenneth E. Thornbrugh
Vice President Finance & Administration Chief Financial Officer

CERTIFICATIONS

I, Robert V. Dickinson, certify that:

1.    I have reviewed this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 (the “Amendment”) of California Micro Devices Corporation, a California corporation; and

2.    Based on my knowledge, the Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the date the Amendment is filed.

Date: March 12, 2003

By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson President and CEO (Principal Executive Officer)

CERTIFICATIONS

I, Kenneth E. Thornbrugh, certify that:

1.    I have reviewed this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002 of California Micro Devices Corporation, a California corporation; and

2.    Based on my knowledge, the Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the date the Amendment is filed.

Date: March 12, 2003

By:	/s/ KENNETH E. THORNBRUGH
Kenneth E. Thornbrugh Vice President Finance & Administration (Principal Financial Officer)