Form 10-K
period 2003-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2003-06-30
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

430 North McCarthy Blvd #100, Milpitas, CA	95035-5112
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(408) 263-3214

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $38.0 million based on the closing price for the common stock on the Nasdaq National Market on such date.

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

As of May 30, 2003, the number of shares of the Registrant’s common stock outstanding were 15,887,606.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held August 8, 2003.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our concentrating on major worldwide electronic system manufacturers have greater long-term business potential despite a longer design-in cycle, (2) international sales will continue to represent a majority of our sales for the foreseeable future, (3) chip scale packages will represent an increasing portion of our business, (4) we will continue transferring our testing and shipping operations to foreign subcontractors, (5) our plan to outsource an increasing portion of our wafer fabrication to third party foundries, (6) our ability to reduce our spending levels and the sufficiency of our cash reserves to meet our capital requirements, (7) our belief that we have sufficient financial resources for the next 12 months, (8) our ability and projections to become profitable, (9) expected revenue levels, (10) our expected gross margin improvement, (11) our belief that we have meritorious defenses to pending litigation claims, (12) our belief that application specific integrated passive devices offer a lower cost solution to customers, and (13) market acceptance of our services and products and the development of new services. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that product demand combined with moderate price erosion will cause our revenues to increase, that our gross margin will increase, and that our third party vendors will be able to make products without yield issues to satisfy product demand, as well as other risk factors detailed in this report, especially under the caption “Risk Factors” under Item 1. Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CAMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

PART I

ITEM 1.    Business.

Introduction

We design and sell application specific analog semiconductor products primarily for the Mobile and Computing markets as well as for other markets such as the LED (light emitting diode) Lighting market. We also design, sell and manufacture thin film resistor networks for the Medical market. We are a leading supplier of application specific integrated passive (ASIP™) devices and we also offer a growing portfolio of active analog semiconductors including power management and USB (Universal Serial Bus) transceiver devices. Our products provide critical signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions needed in high volume applications including personal computers, wireless communication devices and consumer electronic products. Our ASIP devices, built using proprietary manufacturing processes, integrate multiple passive components onto single chips, and in some cases enhance their functionality with the integration of active semiconductor elements, to provide single-chip solutions for densely populated, high-performance electronic systems. Our devices are significantly smaller and provide more functionality than traditional solutions using functional clusters of discrete products. With our active analog semiconductor portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by optimizing them for specific applications. We also selectively design second source products that provide entry to new applications, complement other products in our portfolio or enhance existing customer relationships. Our active analog semiconductor solutions use industry standard manufacturing processes for cost effectiveness.

We focus our expertise on providing high volume, cost effective, general customer solutions for mobile electronics such as wireless handsets, personal digital assistants (PDA) and other portable electronic devices and for notebook and desktop computer systems, computer peripherals, digital set top boxes and other consumer electronics applications. Our end-customers include original equipment manufacturers such as Acer, Cisco, Guidant Corporation, Hewlett-Packard, Kyocera Wireless, Lumileds, Motorola, Philips, Sony and Trigem , and original design manufacturers including Arima, Compal, and Quanta and contract manufacturers, including Celestica, Foxconn, and Solectron Corporation.

We were incorporated in California in 1980 and have been a public company since 1986.

Industry Background

Application Specific Integrated Passives.    Passive components—which include resistors, capacitors and diodes—are used in virtually all electronic products. Resistors impede the flow of electrical current and dissipate electrical energy as heat. They are used to divide voltage, pull-up/pull-down voltage levels, terminate interconnections and control current. Capacitors store electrical charges and pass alternating current while blocking direct current. Capacitors are used to filter noise and shape waveforms. Diodes block the flow of current in one direction and limit voltage to specific values. Historically, passive components have been discrete devices that perform one specific function per device. Individually and in combination, resistors, capacitors and diodes are used to filter, condition, shape, bias, clamp, and terminate the electrical signals used and transmitted by active components such as microprocessors, application specific integrated circuits, dynamic random access memories, and analog integrated circuits.

The demand for discrete and integrated passive components is being driven by both the increasing number of components per system and the increasing number of systems produced. For example, the number of passive components in a personal computer increased from a few hundred in the 486 generation to over one thousand in the Pentium IV. Similar trends are occurring in mobile phones, where multiple frequency bands, increased functionality and higher clock speeds are driving the number of passive components from approximately three hundred in low-end GSM handsets to nearly one thousand in the latest 3G handset designs featuring integrated cameras, audio/video capability and wireless LAN functionality.

Active Analog Semiconductors.    Active analog semiconductors are also widely used in electronic products and serve a variety of functions within these systems including power management and transceivers for external data interfaces. We address specialty power management solutions typically needed in computing and mobile electronic products including low-dropout (LDO) voltage regulators, supply voltage supervisors and power switches. LDO voltage regulators convert a supply voltage rail to specific voltages required by application specific standard products such as personal computer chipsets, system memory devices, audio and video decoders, and USB transceivers. Supply voltage supervisors provide critical power monitoring and power sequencing control functions for CPU chipsets and other major system components. Power switches select between multiple voltage inputs to provide the specific output required by an application at a particular point in time. Computing and mobile electronic products may need several of these devices in a single design. Within the market for wireless handsets, the emergence of new 2.5G and 3G architectures with greater data bandwidth capabilities has led to an increased acceptance of USB data ports. We have recently introduced a family of USB transceiver products for mobile electronic applications. These devices provide a USB compliant interface between host and peripheral systems and include an internal level translator that permits USB signals to connect directly to CPUs and baseband chipsets that use different supply voltages.

The demand for specialty power management solutions is increasing. The continued trend toward price/performance segmentation in the computing market has led to the development and introduction of a variety of CPU, chipset and system memory architectures each possessing unique power requirements. The emergence of new interfaces such as USB 2.0, gigabit Ethernet, wireless LAN, and digital video also have driven new power management requirements.

Market Opportunities and Requirements

Some of the highest unit volume segments of the electronic products market are:

•	Mobile market including wireless handsets, PDAs and other portable electronic devices;

•	Computing market including notebook and desktop computers, computer peripherals, digital set-top boxes and game consoles;

•	High-brightness LED lighting market including liquid crystal display backlighting, electronic signs, automotive headlamp and interior lighting, traffic lights and other commercial and consumer lighting applications.

The technical advances in these market segments have allowed electronic product manufacturers to address the demands of consumers by designing products with the following characteristics which, in turn has placed more stringent demands on the components used in these products:

Reduced Size and Weight.    Consumer demand for smaller, more portable products has created a need to reduce the size of components used in their manufacture and minimize the required space between components. For example, notebook computers and wireless handsets have continued to get smaller and lighter while the functionality of these products has increased dramatically.

Increased Performance and Functionality.    The continuing trend toward faster bus speeds and higher levels of integration in personal computers and wireless handsets is served by semiconductors produced in increasingly finer submicron process geometries. These new processors are much more sensitive to electrostatic discharge (ESD), electromagnetic interference (EMI), noisy data lines and fluctuations in power supply creating the need for even more passive components to protect them and provide for proper operation. Furthermore, these new processors require multiple power supply voltages that must be derived from the main supply.

Shorter Time to Market.    The rapid changes in technology and intense competition have dramatically shortened product life cycles and required manufacturers to seek shorter time to market. Products such as personal computers and wireless handsets are replaced by newer versions as frequently as every six to nine months, requiring new products with new functions to quickly ramp into high volume production.

Lower Total Cost.    Manufacturers of electronic systems are facing intense price competition and are seeking ways of lowering the overall cost of their products. In addition to reducing bill of material component costs, increasing attention is being paid to reducing manufacturing costs, inventory costs and overhead associated with the procurement process. Lowering the cost of electronic systems is fundamental to increasing their affordability and allowing them to be applied to new tasks, which allows more people access to better and faster technology.

Our Solution

We meet the needs of electronic system manufacturers through our innovative approach of replacing multiple discrete passive components with integrated semiconductor devices and our patented technique of combining these integrated passive components with active semiconductor elements. Our proprietary process technology allows us to combine the functions of multiple resistors, capacitors and diodes into a single semiconductor device which we refer to as an Application-Specific Integrated Passive (ASIP) device. We also design and manufacture active analog semiconductors that include power management and USB transceiver solutions as well as low voltage, low power operational amplifiers that we enhance by adding passive devices. We believe our products provide the following key benefits to our customers:

Smaller Size for Miniaturization and Portability.    The integration of multiple passive components into a single ASIP device reduces the printed circuit board area required for the passive components compared to discrete passive components. When this is combined with the small size of a chip scale package (CSP), the savings in area can be as much as 90%. Discrete passive components typically consume a significant part of the space in an electronic system, limiting either the ability to reduce product size or to incorporate additional features. For example, in a typical mobile phone, as much as two thirds of the printed circuit board area is consumed by passive components.

Increased Performance at Higher Frequencies.    Our family of electromagnetic interference filter products continues to operate properly at up to ten times the frequency limit of filters using traditional discrete components and can suppress electromagnetic interference and or radio frequency interference noise by as much as ten times more effectively than filters using thick film components. The operating frequency range of our ASIP devices is further extended when combined with our chip scale technology.

Improved Electrostatic Discharge Protection.    We produce a family of application specific, general customer electrostatic discharge protection devices that combine electrostatic discharge protection with passive and active functions. For example, the CSPEMI306A ASIP device, in a chip scale package, replaces 30 discrete components and provides robust electrostatic discharge protection as well as electromagnetic interference filtering for dataports on wireless handsets and PDAs. We continue to enhance these products to meet increasingly stringent industry requirements for electrostatic discharge protection. Our PicoGuard™ line of low capacitance electrostatic discharge protection devices are the only available solutions that are optimized for providing electrostatic discharge protection for high-speed data bus architectures such as USB 2.0 and IEE1394. The PicoGuard CM1210 features the industry’s lowest levels of output capacitance per channel for a semiconductor solution providing IEC61000-4-2 levels of electrostatic discharge protection. We also combine our electrostatic discharge protection device with resistors and capacitors to make a line of products that combine very high-performance filters for electromagnetic interference reduction and electrostatic discharge protection.

Shorter Time to Market.    We design application specific, general customer solutions that assist design engineers in their efforts to bring products to market more quickly. These solutions eliminate the need for engineers to design, layout and test their own solution using numerous discrete components. For example, our PACVGA200 is a single component that integrates a total of 34 discrete active and passive elements to provide a complete, ready to use solution for level translation of monitor control signals, electrostatic discharge protection and termination for personal computer monitor ports.

Lower Total Cost Solutions.    Our ASIP devices offer a lower total cost solution for our customers compared with traditional solutions using discrete passive components. If the cost of assembly, testing, repair and rework, warranty, and the overhead associated with procuring and stocking in inventory multiple discrete passives from multiple vendors are taken into account, the total cost of an ASIP device can be less than that of the traditional solution even when the price of the ASIP device is higher than the price of the discrete components it replaces. As noted above, our CSPEMI306A device replaces 30 discrete components with a single low cost chip scale device. Many of our power management devices also feature a higher level of integration and contribute to a lower overall system cost. The CM3112 LDO with power sequencing support for the Pentium IV processor features the most complete level of integration of any such device available, eliminating the need for any additional external capacitors.

Lower Power Consumption and Enhanced Power Management.    We have developed a product family using low power Complementary Metal Oxide Semiconductor (CMOS) technology to address the problems associated with smart power management techniques and power regulation. These devices include very low drop out (LDO) voltage regulators for personal computers and mobile electronics as well as a number of power management devices with additional integrated functionality and enhanced performance. Our CMPWR161 low current LDO provides a regulated voltage input to leading audio codecs with enhanced noise filtering to optimize audio quality.

Our Strategy

Our strategy is to utilize our strengths in manufacturing process technology, product definition and architecture, analog design and chip scale packaging to develop highly integrated, application specific general customer solutions for the Mobile, Computing and LED Lighting markets. Our products include ASIP devices, which replace multiple discrete passive components with a single semiconductor device, as well as active analog semiconductor products providing power management and USB transceiver functions. Our products provide our customers superior value through enhanced performance and functionality, reduced form factor and lower total implementation costs. Our strategy includes the following key elements:

Focus on High Volume Application Specific Solutions.    We focus on manufacturers of products in high unit volume markets such as wireless handsets, notebook and desktop personal computers and peripherals, digital set top boxes and consumer electronics which have a growing need for higher density and higher performance passive components and advanced power management solutions. We work with customers to identify application specific product requirements that address existing and emerging general customer needs that will rapidly generate high unit volume demand. Additionally, we work to educate our customers that our ASIP devices provide a lower total cost solution than discrete passive components when all of the relevant costs related to manufacturing and support are considered.

Leverage Our ASIP Process Technology.    We intend to continue to use our process technology expertise in combination with our analog semiconductor design skills to create value added devices for our customers. With our ASIP devices, we provide higher levels of integration than traditional discrete passive components. In addition, our ability to combine passive and active functions in a single semiconductor device allows us to develop unique new power management, micro power amplifier and electrostatic discharge protection products.

Move to a Fab-lite Manufacturing Model That Combines High Volumes With Lower Costs.    We have adopted a fab-lite manufacturing model that involves the use of one or more foundry partners to provide the wafer capacity needed for our products targeted at high volume markets such as personal computers and wireless handsets. We still maintain an internal manufacturing facility in Tempe, Arizona for building wafers requiring proprietary manufacturing processes and for wafer level bumping.

Make Extensive Use of Chip Scale Packaging Technology.    Our products for the Mobile market make extensive use of chip scale packaging technology. The advantages of chip scale packaging include smaller size, since the packaged part is essentially the size of the die, and lower parasitic impedance. This allows us to develop products with a more compact form factor and better electrical performance. We license Ultra CSP™ (a registered trademark of Kulicke and Soffa) chip scale manufacturing technology from Kulicke and Soffa.

Focus Sales Activity on Strategic Accounts in our Target Markets.    We have adopted a strategic customer model as a basis for structuring our sales organization. Our account focus in each target market is directed at market and technology leaders. We have assigned senior direct sales personnel to cover these strategic accounts and work in concert with manufacturing sales representatives and distributors to provide comprehensive sales and technical support.

To support our sales and product definition efforts most effectively, our internal marketing organization is aligned with our focus on the Mobile and Computing markets and is staffed with people who have in-depth knowledge of those markets and related applications.

Our Competitive Advantages

We believe that we have the following competitive advantages that will assist us in implementing solutions to satisfy our customers’ needs:

Application Specific Product Definition.    Our product development and marketing efforts are based on an application specific approach to defining high value ASIP and active analog semiconductor solutions. Discrete passives are typically sold as commodity components that can be designed by an end customer to serve a particular requirement such as electromagnetic interference filtering, electrostatic discharge protection or termination of data lines. Historically, it has been up to the end customer to understand the application requirement, design the solution and select the proper components. Our product strategy is based upon identifying application specific, passive function requirements that are common across multiple high volume platforms within our core markets. We then design a highly integrated ASIP solution and market the device to multiple customers. This approach offers significant advantages to the customer including: improved design ease, reduced solution form factor, improved reliability, and lower total implementation cost. We also apply this approach to the definition of our active analog semiconductor products.

Focus on Product Innovation.    In defining our ASIPs and active semiconductor products, we seek opportunities to differentiate our solutions by providing innovative solutions that offer customers significant value compared to discrete and generic devices. The CMPWR161 low voltage dropout regulator for notebook computers is an excellent example. In addition to providing the necessary voltage regulation to the audio subsystem IC, the device filters noise on the power lines, resulting in higher audio quality in the audio frequency band.

Process Technology.    We have developed and continue to enhance process technologies optimized for our ASIP devices. For example, by modifying our standard dual rail clamp electrostatic discharge process, we have been able to produce a new class of electrostatic discharge ASIPs that feature an industry leading ultralow capacitance level. The PicoGuard™ products produced from this process are ideal solutions for high-speed data applications such as USB 2.0 and IEEE1394 Firewire interfaces.

Responsiveness to Customer Needs.    Our application specific design approach allows us to work closely with our customers in defining new product specifications and features. As a result, we often are first to market with new ASIP and active analog semiconductor solutions. Responsiveness and quick turnaround time on new products is an important differentiating characteristic that attracts customers to work with California Micro Devices for their new product requirements. We also strive to be responsive to customer delivery requirements including short term changes in demand.

Products

Our products consist of application specific integrated passive products and active analog semiconductor products and generally range in price from $0.08 to $0.50 per unit, with some specialized or special purpose products priced up to $11.00 per unit.

We concentrate our product development efforts on the Mobile and Computing markets. Additionally, we participate in the Medical Electronics and LED Lighting markets. Our product development activities in the Medical market are principally limited to one customer, Guidant Corporation. Within the LED Lighting market, we are currently serving one customer, Lumileds. Products for the Communications Infrastructure market have historically been significant, but are not expected to provide a major contribution to our growth in the future.

In the Mobile market, we offer ASIP products that provide critical signal integrity, EMI filtering and ESD protection. We also offer active analog semiconductors that provide power management and USB transceiver solutions for wireless handsets, PDAs and other portable electronic devices. Our unique design architecture, involving the integration of thin-film and CMOS processes on a single wafer, permits a high level of functional integration in our ASIP products. This, combined with our chip scale packaging technology, permits us to develop and market products for mobile applications offering significant value to our customers including the advantages of small size, light weight, reduced power consumption and lower system cost.

In the Computing market, we offer ASIP products that provide signal termination, ESD protection and EMI filtering. We also offer active analog semiconductors that provide power management solutions for desktop and notebook personal computers and peripherals, game consoles, and settop boxes. Our integrated products offer customers significant value and provides benefits such as the reduction of bill of material part count, increased procurement efficiencies, improved inventory management, increased manufacturing throughput and increased reliability which all equate to a lower cost of ownership for the application.

Application Specific Integrated Passive Products.    Our ASIP products are application specific, high volume general customer products. They represent complete solutions to the electronic problems of termination, filtering, and electrostatic discharge protection that plague many system designers.

•	Our electrostatic discharge protection devices are typically used to protect connector interfaces and other external elements. These devices are often combined with signal termination and filtering functions.

•	We have a family of products for the VGA port on personal computers. These devices combine buffer amplifiers, electrostatic discharge protection, level-shifting functions, and termination and biasing resistors for handling the multiplicity of needs on the video port of computers.

Active Analog Semiconductor Products.    We produce CMOS analog circuits, utilizing feature sizes of 0.8 microns or greater. We have developed and introduced semiconductor products focused on two areas: power management solutions, and USB transceivers.

•	Our power management devices are single chip solutions that implement the power management techniques for notebook and desktop motherboards, network interface cards, and mobile electronics.

•	Our USB transceiver devices provide a USB-compliant interface between host and peripheral systems and features an internal level translator that permits USB signals to correctly interface with core chipsets such as microprocessors and baseband chipsets that run at a variety of different voltages.

The following table provides information regarding our representative products and families by application:

Application	Product Name	Product Type	Typical Markets
I/O Port Protectors	SZ1284, VGA200, CSPEMI20x, CSPEMI306, CSPEMI400	ASIP	Computers, Wireless Handsets, Personal Digital Assistants, Set Top Boxes

Electromagnetic Interference Filters	RC032A	ASIP	Computers, Wireless Handsets

LED Submounts	FCDN501, FCDN511, FCDN512	ASIP	High-Brightness LED

Electrostatic Discharge Protection	PACDN006, CM1210, PACDN04x, CSPESD304	ASIP	Mobile Phones, Personal Digital Assistants, Computers, Set Top Boxes

Power Management	CMPWR330, CMPWR280, CM3102, CM3112, CM3006, CM3107, CM3003	Active Analog	Network Interface Cards, Computers, Wireless Handsets

USB	CM2400-01	Active Analog	Wireless Handsets, PDAs, Digital Still Cameras

Medical	XRN1568, XRN1544, XRN1565	Thin Film Resistor Networks	Implantable Cardiac Devices, Defibrillators

Customers

Our sales focus is on end customers and their applications. We service our end customers, as well as a few original design manufacturers (ODMs) and contract electronics manufacturers (CEMs), through the direct sales channel. Our authorized distributors primarily re-sell our products to ODMs and some of our lower volume end customers. In fiscal 2003 approximately 58% of our revenues came from the sale of our products directly to end customers, ODMs, and CEMs and 42% came from the sale of our products through distributors. In fiscal 2003, we had direct sales to two end customers and one of our distributors who each represented more than 10% of our revenue. They were Motorola (18%), Guidant (11%), and a distributor, Epco Technology Co (12%).

Sales and Marketing

We concentrate our sales and marketing efforts on leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who are considered market leaders in our core markets, and where we believe we have the greatest opportunities and ability to influence the industry.

Our products are primarily specified through contact with customers’ engineering departments, as well as their procurement and manufacturing personnel. Most of the systems into which our products are designed have short life cycles. As a result, in order to maintain and grow revenue, we require a significant number of new design wins on an ongoing basis so that our products are incorporated into next generation systems of our customers.

We work with existing and potential customers to identify passive and semiconductor component needs that our capabilities address, and seek to have customers design our solutions into their products. We target high volume, application specific, general customer products.

Our sales channels consist of a small direct sales force and a larger network of independent regional sales representatives and distributors managed by our sales force. Our direct sales force is headquartered in Milpitas, California with regional sales offices in the United States, Europe, and Asia. Major mobile electronic customers are primarily buying our devices direct. Additionally, our LED lighting and medical businesses are primarily conducted through a direct channel.

International sales, based on the location where we shipped the product, accounted for 64%, 60%, and 48% of product sales for fiscal years ended March 31, 2003, 2002, and 2001 respectively. Many of those products were designed by United States based original equipment manufacturers and subcontracted to overseas assemblers. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a majority of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Manufacturing

Our manufacturing processes are complex and require production in a highly controlled, clean environment suitable for fine tolerances. We currently own and operate a wafer fabrication facility in Tempe, Arizona that is ISO 9002 certified. During fiscal 2003, we have consolidated our internal wafer fabrication into our Tempe facility and closed our Milpitas wafer fabrication facility. The Tempe facility has a 16,000 square foot clean room and is equipped for five-inch wafer fabrication of both thin-film passive components and semiconductor products. Our Tempe facility also provides device plating and chip scale packaging processes. In fiscal 2002, we implemented a plan to outsource a significant portion of our wafer fabrication activities to third party independent foundry partners. Our first wafer foundry partner, ASMC, is currently running several of our processes and manufacturing various of our products in material volumes. Our goal is to partner with other foundries in Asia in the future and to outsource an increasing amount of our manufacturing so that most of our products are manufactured by our foundry partners. We use third party independent assembly and test partners to perform all of the packaging, testing and preparation of the product for shipment except for certain products that are shipped to the customers in wafer form and in the case of our chip scale packaged products which are partially processed in our Tempe facility or an independent vendor and then transferred to our assembly and test vendors for final processing in preparation for shipment to customers.

In Tempe, we manufacture wafers, plate wafers and perform the ball drop chip scale packaging process on certain of our products using industry standard semiconductor wafer fabrication, testing and packaging equipment.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and expand their capabilities and performance. We have design activity in Milpitas, California and Austin, Texas. On March 31, 2003, we had 17 engineers in our research and development department.

For the fiscal years ended March 31, 2003, 2002, and 2001, we spent $3.7 million, $3.9 million, and $3.4 million, respectively, on research and development activities.

Intellectual Property

We have been granted approximately 29 U.S. and 3 foreign patents related to our thin-film and semiconductor technologies. We have also established domestic and international trademarks for our ASIP, Signal Integrity Guardian (SIG) and PicoGuard families of devices.

We rely on trade secrets, close customer relationships, and being designed into our customers’ products to protect our market position. Our policy is to apply for patent protection for our unique products and manufacturing processes where such protection is warranted. Our patents are generally of lesser importance to us due in part to the variety of our products versus the limited scope of our patents, the limited lifespan of certain of our products and the ability of our competitors to design around our patents. Process technologies are more often designated as trade secrets. With respect to mask works, our policy is to selectively register and then also to rely upon copyright protection. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights.

We have acquired a non-exclusive, non-assignable license with respect to manufacturing flip chip, or “bumped” die, from Flip Chip Technologies, a division of Kulicke and Soffa. Under the terms of this license, we can utilize certain of Flip Chip’s Ultra CSP technologies. We have the right to manufacture bumped die in one facility, currently designated as Tempe. We can move our license to a third party vendor provided that the vendor is under the direction and control of us and that we insure that the disclosure of confidential information is controlled. In the event that we would move our license location we have the right to produce product in two locations for a period of six months to insure the continuity of supply to our customers.

Competition

Competition is based on a number of factors, including price, product performance, solution form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the core markets we serve. Within the ASIP product families for the Computing and Mobile electronic markets, we compete with some ASIP-like devices from On Semiconductor, Philips Electronics N.V. Ltd., Semtech and STMicroelectronics N.V. Often we are still competing with traditional solutions of discrete passive devices from Murata, Samsung, Vishay and others. In the semiconductor area, our competitors include Fairchild Semiconductor, Linear Technology, Maxim, Micrel, National Semiconductor, Richtek, Semtech, STMicroelectronics N.V. and Texas Instruments.

Backlog

At March 31, 2003 and 2002, our backlog amounted to $12.9 million and $7.3 million, respectively. Our backlog represents orders received from customers for delivery within six months of the date that the order is entered. Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily indicative of actual sales for any succeeding period because our customers can make changes to their orders at little or no cost to them. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

Environmental

We are subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals during our manufacturing processes and believe that we are in substantial compliance with all such applicable environmental regulations. Industrial waste generated at our facilities is either processed prior to discharge or stored in barrels with double containment methods until removed by an independent contractor. We have obtained all necessary permits for such discharges and storage. We do not anticipate that the cost of environmental compliance will change significantly in the next couple of years from the recent past.

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred the matter to the State Department of Toxic Substances Control (DTSC) for follow-up. A walk-through of the facility occurred in May 2003 with DTSC, during which the agency indicated that a request for additional samples could follow. On June 26, 2003 we received correspondence from DTSC requesting further investigation to assess the presence of hazardous waste constituents, including metals, volatile organics, semi-volatile organics, corrosives, cyanides and petroleum hydrocarbons in soil and groundwater at the site. Based on the results of such further investigation, remedial action could be required. The extent of any remedial action that may be required is not known at this time. An estimate of the costs cannot be determined until we receive further information from DTSC and no assurances in this regard can be provided until we receive further information.

Employees

As of March 31, 2003, we had 205 full-time and part-time employees, including 33 in sales and marketing, 17 in engineering and research and development activities, 140 in manufacturing, and 15 in administration. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

RISK FACTORS

Investing in CAMD common stock involves a high degree of risk. You should read and consider carefully the following factors before making an investment decision.

We incurred quarterly losses beginning with the quarter ended March 31, 2001, and we may be unable to ever regain or sustain profitability.

We have experienced losses for each quarter beginning with the quarter ended March 31, 2001. For fiscal 2002, our net loss was $28.6 million and for fiscal 2003, our net loss was $6.5 million. Our accumulated deficit at March 31, 2003 was $66.4 million. Although the magnitude of our losses has decreased during the last fiscal year, our loss for the fourth quarter of fiscal 2003 was greater than our loss for the first three quarters combined, indicating that we have no clear trend toward reducing our losses. Many factors will affect our ability to become profitable or sustain profitability such as continued demand for our products by our key customers, lack of price erosion, efficiency of our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage our operating expenses.

Unless we reduce our cash usage below the level of the past few quarters or raise additional cash, we will have to cut our expenses to the detriment of our business.

Our cash and short-term investments position as of March 31, 2003, was $4.5 million, which was down $2.7 million from $7.2 million as of March 31, 2002. During fiscal 2003, we used approximately $7.9 million in operations which was up from the approximately $4.4 million we used in operations during fiscal 2002. During fiscal 2003, our use of cash in operations was partially offset by our financing activities that included the net proceeds of $4.6 million from the private placement of common stock in December 2002. If we continue to utilize cash in our operations in fiscal 2004 at the same rate as we did during fiscal 2003, we would run out of cash in less than a year. During the past twelve months, we have been restructuring our business, both within sales and marketing to better focus on the business we wish to obtain and within manufacturing to transition to a “fab-lite” model by outsourcing much of our manufacturing. We have taken these steps to reduce the level of revenues we need to generate to achieve operating cash flow break-even and at the same time to increase our revenues in key markets. If we are not successful in the next quarter or two, then we may have to cut additional expenses in order to conserve our cash or raise additional financing, of which there can be no assurance of success. Even if we are successful in reducing our cash usage, we may raise additional equity financing in order to provide ourselves with a cash reserve and funds to expand operations or to pay off our industrial revenue bond whose 10.5% interest rate is higher than the interest rate we currently pay on our other debt.

Unless we become and remain in compliance with all of our loan covenants, certain of our loans may become immediately due, which will require us to find alternate sources of debt or other financing.

We have been in violation of certain covenants contained in our Loan and Security Agreement with Silicon Valley Bank which governs our $5 million equipment line and revolving line of credit. We were in violation of certain of our covenants as of March 31, 2003 and it is highly possible that we will not be in compliance with certain of our covenants for the first two quarters of fiscal 2004. The Bank has subsequently provided a waiver to the March 31, 2003 covenants, has modified the future covenants and extended the term of the agreement to July 31, 2003. The bank agreed to further modify the loan agreement such that if we fail in the future to comply with either of the financial covenants defined in the agreement, as amended, the credit facilities will immediately convert to an asset based lending facility. The Borrowing Base, as defined within the agreement, must be adequate to support all outstanding obligations with any excess being immediately repaid. Even if we are not in violation of these covenants, the Bank can declare us in default of our agreement if it determines that there has been a material adverse change in our business, operations, or condition (financial or otherwise); a material impairment of the prospect of repayment of any portion of our obligations to the Bank; or a material impairment of the value or priority of the Bank’s security interests in our collateral. The determination of what constitutes a

“material adverse change” or “material impairment” is based upon the Bank’s judgment. Any future failure to meet such covenants and a decision by the Bank not to waive any such failure, or a determination by the Bank that there has been such a “material adverse change” or “material impairment”, could be accompanied by a decision not to lend us additional monies or to call our loans, in which case we would be obligated to repay our entire indebtedness to the Bank. Presently, our Borrowing Base is sufficient to support all outstanding obligations therefore we have continued to classify as long term on our balance sheet all obligations scheduled to be repaid beyond 12 months. However, there can be no assurance that the Borrowing Base will remain sufficient and we may be required to repay all or part of our outstanding indebtedness to the Bank. As of March 31, 2003, our indebtedness to Silicon Valley Bank was $2.8 million.

We have been in violation of one or more of the covenants under our Industrial Revenue Bonds continuously since the latter part of fiscal 2002 and all of fiscal 2003. As of March 31, 2003, we were in violation of three of the six covenants. As a result of our violations, we retained a management consulting firm during fiscal 2003, as required by the bond agreement, that recommended a plan which would make us compliant within six quarters (by September 30, 2004). The plan has been accepted by the Trustee of the debt. Our violations resulted primarily from our 2002 restructuring and from our operating losses during the past several quarters. If we remain in violation of any one of these covenants continuously through September 30, 2004, then we are in default and these bonds become callable. While we believe that we will become compliant with the various covenants as our operations continue to improve, no assurance can be given. As of March 31, 2003, our indebtedness under these bonds was $6.5 million. We also have restricted cash of $880,000 related to these bonds as of March 31, 2003.

We may require financing in order to be able to acquire the equipment necessary to expand our chip scale packaging capability. We may not be able to obtain such financing which could limit our revenue growth, particularly in the mobile market.

In order to materially expand our chip scale packaging capability, we would require additional tape and reel equipment. We may require financing in order to be able to acquire such equipment. There can be no assurances that we will be able to acquire such financing on reasonable terms if at all. If we are unable to finance such equipment acquisition and as a result we are unable to acquire such equipment, then we may not be able to manufacture enough product using chip scale packaging to satisfy the demand for such product, if such demand were to increase, of which there can be no assurance. As a result, our revenue growth, particularly in the mobile market, would be limited.

Our operating results may fluctuate significantly because of a number of factors, many of which are beyond our control.

Our operating results may fluctuate significantly. Some of the factors that affect our quarterly and annual operating results, many of which are difficult to control or predict, are:

•	the reduction, rescheduling or cancellation of orders by customers;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	many of our orders are placed with short lead-time for delivery, so we may not be able to predict or schedule our manufacturing evenly;

•	fluctuations in the manufacturing output, yields, and inventory levels of our suppliers;

•	changes in the mix of products that our customers purchase;

•	our ability to manage distributor inventory to avoid excess returns;

•	our ability to introduce new products on a timely basis;

•	the announcement or introduction of products by our competitors;

•	the availability of third-party wafer fabrication and assembly capacity and raw materials;

•	competitive pressures on selling prices;

•	market acceptance of our products;

•	general conditions in the mobile electronics, computing, LED lighting and other markets and industries; and

•	general economic conditions.

We currently rely heavily upon a few customers for a large percentage of our sales. Our revenue would suffer materially were we to lose one of these customers.

In fiscal 2003, our two largest end-user customers (Motorola and Guidant) have comprised a significant portion of our revenue, with our largest customer (Motorola) representing eighteen percent of our fiscal 2003 revenue. These customers usually provide minimal lead-time prior to the release of their purchase orders, and have non-binding commitments to purchase our products in the future. If these customers decide to reduce their demand for our products, our business would be adversely affected. There can be no assurance that these customers will continue to purchase our products in the quantities forecasted, or at all.

In fiscal 2003, one of our distributors (Epco Technology Corporation) represented over twelve percent of our revenue. If we were to lose Epco as a distributor we may not be able to obtain another distributor to represent us or a new distributor may not have the same relationships with the current end customers to maintain the current level of revenue. Additionally the time and resources involved with the changeover and training could have potentially adverse impacts on our business.

We currently rely heavily upon a few target markets for the bulk of our sales. If we are unable to further penetrate the markets for mobile electronics, computing, and LED lighting, our revenues could stop growing and may decline. Additionally, our revenues may also decline if we are unable to maintain our current market share for the medical devices market.

The bulk of our revenues in recent periods have been, and are expected to continue to be, derived from sales to manufacturers of mobile electronics, personal computers, LED lighting and medical devices. In order for us to be successful, we must continue to penetrate these markets, or, in the case of medical devices, maintain our current market penetration. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets.

Our current dependence on our foundry partner and a small number of assembly/test subcontractors and our planned future dependence upon a limited number of such partners and subcontractors exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Due to the low volume of our products, we believe it is impractical for us to spread our use of foundry partners and assembly/test subcontractors over more than a few partners and subcontractors without significant increases in our costs. Currently, in addition to our Tempe, Arizona facility, we have only one foundry partner and rely on two primary assembly/test subcontractors. Several of our products are now sourced only in our Tempe, Arizona facility or at our foundry partner near Shanghai, China. Our plan is to add one or more additional foundry partners to reduce our dependence and increase our flexibility, although no assurance can be given that we will be successful. Furthermore, as to many of our products, due to their low volumes, we may still choose to rely on only one supplier for their manufacture and assembly/test. Although to date we have not experienced any material disruptions with respect to our suppliers, if the operations of one or more of our suppliers should be disrupted, or if such supplier should choose not to devote capacity to our products in a timely manner, our business may be adversely impacted as we may be unable to manufacture certain products in a timely basis. In addition, the volatility of the semiconductor industry has occasionally resulted in shortages of wafer fabrication capacity and assembly/test subcontractor capacity and other disruption of supplies. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result, we face significant risks including:

•	reduced control over delivery schedules and quality;

•	longer lead times;

•	the impact of regional and global illnesses such as severe acute respiratory syndrome infections (SARS);

•	the potential lack of adequate capacity during periods of excess industry demand;

•	difficulties selecting and integrating new subcontractors;

•	limited warranties on products supplied to us;

•	potential increases in prices due to capacity shortages, currency exchange fluctuations and other factors; and

•	potential misappropriation of our intellectual property.

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

In addition, our competitors or customers may offer new products based on new technologies, industry standards or end-user or customer requirements, including products that have the potential to replace or provide lower cost or higher performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable. In addition, our competitors and customers may introduce products that integrate the functions performed by our integrated circuits on a single integrated circuit, or combine our integrated passives onto the integrated circuit, thus eliminating the need for our products. Furthermore, our customer relationships do not generally involve long-term binding commitments, making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depends upon our past performance for the customer, the lead-time to qualify a new supplier for a particular product, and interpersonal relationships and trust.

Because our markets are highly fragmented, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include On Semiconductor, Philips Electronics N.V. Ltd., Semtech, and STMicroelectronics, N.V. Our integrated passives also compete with discrete passives from competitors such as Murata, Samsung, and Vishay. For our other semiconductor products, our competitors include Fairchild Semiconductor, Linear Technology, Maxim, Micrel, National Semiconductor, On Semiconductor, Semtech, STMicroelectronics, N.V. and Texas Instruments. Many of our competitors are greater than us in size and have substantially greater financial, technical, marketing, distribution, and other resources than we do and have their own facilities for the production of semiconductor components.

Our competitors can reverse-engineer our most successful products and become second sources for our customers, which could decrease our revenues.

Many of our most successful products are not covered by patents and can be reverse engineered. Thus, our competitors can become second sources for these products for our customers or our customers’ competitors which could decrease our unit sales or at least reduce the upside unit sale potential and also could lead to price-based competition which could result in lower prices for our products and lower revenues. One of our most effective barriers to entry is the lead-time advantage we achieve with our customers in working with them before their products are ready for market and our close relationships with them combined with the time it would take our competitors’ products to become qualified by our customers. Nonetheless, we are currently seeing certain of our competitors announce products which are for the most part a copy of some of our most successful products and we expect our revenues to be adversely affected as a result.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters is located, Austin, Texas where one of our design centers is located, and in the Tempe, Arizona area, where our factory is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Any growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. During fiscal 2002 we established a new management team with the hiring of a new CEO, CFO and Vice Presidents of Sales and Marketing, to work along with our continuing Vice Presidents of Engineering and Operations. The CFO we hired in fiscal 2002 has left the company and we have hired a new CFO in April 2003 and our Vice President of Operations retired in May 2003. The loss of services and/or changes in the top management team or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cost additional expense, potentially reduce the efficiency of our operations and could harm our business.

The cyclicality of the semiconductor industry could result in pricing pressures for our products that could lower our net sales and operating margins and harm our profitability.

We are impacted by external forces which affect the broader semiconductor industry. The semiconductor industry in general has historically experienced significant downturns and wide fluctuations in supply and demand. The industry has also experienced significant fluctuations in anticipation of changes in general economic conditions. This has caused significant variances in product demand, production capacity and rapid erosion of average selling prices. Industry-wide fluctuations in the future could result in pricing pressure on our products and lower demand for our products that could decrease our operating margins and net sales.

We are outsourcing an increasing portion of our wafer fabrication and are seeking additional foundry capacity. We may encounter difficulties in expanding our outsourcing of capacity.

We have adopted a fab-lite manufacturing model that involves the use of foundry partners to provide a majority of our wafer capacity, while still maintaining our own wafer fab for the production of products requiring proprietary manufacturing processes which cannot be easily outsourced. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed cost issues when volume is light, provide us with capacity in case of short-term demand increases, provide us with access to newer production facilities and equipment, and provide us with additional manufacturing sources should unforeseen problems arise in our facility. Accordingly, we have outsourced a significant portion of our wafer manufacturing overseas in Asia and are seeking additional foundry capacity to reduce our usage of our Tempe, Arizona, facility. As we add foundry capacity, we may encounter difficulties in outsourcing as the third party contract manufacturers must learn how to run our processes in their facilities. As a result, we may experience unexpected delays or technical issues as we increase the portion of our manufacturing that is outsourced. It would be difficult if not impossible to reverse our outsourcing. If we experience manufacturing difficulties, then we will not have product to sell to our customers.

We do some of our own wafer fabrication and do not have alternate sources for some of our processes.

We currently operate our own semiconductor and thin-film wafer manufacturing facility in Tempe, Arizona and perform selected back-end manufacturing in our headquarters facility in Milpitas, California. Much of our equipment has been utilized for a long time, and can be subject to unscheduled downtime. For some of our processes, our Tempe, Arizona facility is the only fab in which we can run these processes, which means that any disruption at our Tempe, Arizona facility would preclude our manufacturing certain products. Other significant risks associated with our wafer manufacturing include:

•	the lack of assured wafer supply, chemicals, or other materials, and control over delivery schedules;

•	the unavailability of, or delays in the ability to hire and train, sufficient manufacturing personnel;

•	our ability to achieve and maintain satisfactory yields and productivity; and

•	the availability of spare parts and maintenance service for aging equipment.

We could experience a substantial delay or interruption in the shipment of our products or an increase in our costs due to many reasons, including:

•	a sudden, unanticipated demand for our products;

•	a manufacturing disruption experienced by our wafer fabrication facility;

•	errors in fabrication or defects in raw materials;

•	the time required, or the inability to identify or qualify alternative manufacturing sources for existing or new products in the case of disruption;

•	failure of our suppliers to obtain the raw materials and equipment used in the production of our integrated circuits and integrated passives; or

•	unavailability of sufficient capacity to expand chip scale production.

During the third quarter of fiscal 2003, after the completion of the transfer of a number of our high-volume products to ASMC and the transfer of products from the Milpitas fab that has ceased operations, the percentage of our revenues derived from products which can be manufactured solely in Tempe was approximately 30%, although this percentage is expected to decrease next year. Thus, materially adverse manufacturing issues at our Tempe facility could significantly reduce our revenue. For example, during the third and fourth quarters of fiscal 2003, we incurred start-up issues with the newly transferred product manufacturing capability for certain of our products. This caused us to be unable to timely manufacture some products for which we had shippable orders. This in turn resulted in our revenues for the third and fourth quarters of fiscal 2003 being lower than projected.

Our reliance upon foreign suppliers exposes us to risks associated with international operations.

We use manufacturing, assembly and test subcontractors in Asia, primarily in the People’s Republic of China, Thailand and India, for most of our products. We intend to continue transferring our testing and shipping operations to foreign subcontractors. Our dependence on these subcontractors involves the following substantial risks:

•	political and economic instability;

•	changes in our cost structure due to changes in local currency values versus the US dollar;

•	potential difficulty in enforcing agreements and recovering damages for their breach;

•	disruption to air transportation from Asia; and

•	changes in tax laws, tariffs and freight rates.

These risks may lead to delayed product delivery or increased costs, which would harm our profitability and customer relationships. In addition, we maintain significant inventory of die at our foreign subcontractors that could be at risk.

We also dropship product from these foreign subcontractors directly to customers. This has the effect of both saving freight charges and reducing the delivery cycle time. However, it increases our exposure to disruptions in operations not under our direct control and has required us to enhance our computer and information systems to coordinate this remote activity.

Our reliance on foreign customers could cause fluctuations in our operating results.

International sales accounted for 64% of net sales in fiscal 2003, 60% of net sales in fiscal 2002, and 48% of net sales in fiscal 2001. International sales include sales to a US-based customer if the product is delivered outside the US for use outside the US. International sales may account for an increasing portion of our revenues, which would subject us to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	the impact of regional and global illnesses such as Severe Acute Respiratory Syndrome infections (SARS);

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary and branch operations;

•	difficulties in managing distributors;

•	difficulties in obtaining foreign governmental approvals, if such approvals should become required for any of our products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

In addition, because sales of our products have been, to date, denominated in United States dollars, increases in the value of the United States dollar could increase the relative price of our products so that they become more expensive to customers in the local currency of a particular country. Furthermore, because some of our customer purchase orders and agreements are influenced, if not governed, by foreign laws, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

If our distributors or sales representatives experience financial difficulty or otherwise are unwilling to promote our products, our business could be harmed.

We sell many of our products through distributors and sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products or may sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the electronics industry. We believe that our success will continue to depend upon these distributors and sales representatives. If our distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Due to the volatility of demand for our products, our inventory may from time-to-time be in excess of our needs, which could cause write-downs of our inventory or of inventory held by our distributors.

Generally our products are sold pursuant to short-term releases of customer purchase orders and some orders must be filled on an expedited basis. In addition, many of our products are specific to individual customers. We typically plan our production and our inventory levels, and the inventory levels of our distributors, based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Therefore, we often order materials and at least partially fabricate product in anticipation of customer requirements. In order to achieve efficiencies in manufacturing, we may also order and process materials in advance of anticipated customer demand. Furthermore, in order to timely respond to customer demand, due to long manufacturing lead times, we may also make or have made product in advance of orders to keep in our inventory and we may encourage our distributors to order and stock product in advance of orders which is subject to their right to return it to us.

In the last two years, there has been a trend toward vendor-managed inventory among some large customers. In such situations, we do not recognize revenue until the customer withdraws inventory from stock or otherwise becomes obligated to retain our product. This imposes the burden upon us of carrying additional inventory that is stored on our customers’ premises and is subject in certain instances to return to our premises if not used by the customer.

We value our inventories on a part-by-part basis to appropriately consider excess inventory levels and obsolete inventory primarily based on forecasted customer demand and on backlog, and to consider reductions in sales price. Customer demand is highly volatile and is difficult to forecast. Based on this and the fact that many of our products are specific to individual customers, backlog is subject to revisions and cancellations and anticipated demand is constantly changing, which may result in carrying more inventory than we need in order to meet our customers’ orders, in which case we will incur charges to write down the excess inventory to its net realizable value, if any.

Our backlog may not result in future revenue. Also, our backlog at the start of a quarter typically comprises between sixty-five percent and eighty percent of our revenue for that quarter which limits our ability to forecast in the near term.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily indicative of actual sales for any succeeding period. One of the most significant examples of this situation, in our recent past, occurred when approximately 14% and 21% of the orders in our backlog as of December 31, 2001, and March 31, 2001, respectively, were subsequently cancelled during the following twelve months. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business. Much of our revenue is based upon orders placed with us that have short lead-time until delivery or sales by our distributors to their customers (we do not recognize revenue on sales to our distributors until the distributor sells the product to its customers). As a result, our ability to forecast our future revenues and our need for short-term manufacturing capacity is limited. Thus, we may not be able to react quickly enough to increases or decreases in customer orders relative to our expectation based upon past performance.

A majority of our orders are not subject to long-term contracts and many are placed with short lead-times, making us susceptible to fluctuations in short-term revenues, to inventory risk if we make product in advance of orders, and to being unable to timely fulfill customer orders if we do not make product in advance of orders.

Generally, our orders are not subject to long-term contracts and many orders are placed with short lead-times or are cancelable on relatively short notice. The timing of these releases for production as well as custom design work is not under our control. Because of the short life cycles involved with our customers’ products, the order pattern from individual customers can be erratic with inventory accumulation and de-accumulation during phases of the life cycle for our customers’ products. As a result, we may experience quarterly fluctuations in revenue and operating results. We face the risk of inventory write-offs if we make product in advance of orders. However, if we do not make product in advance of orders, we may be unable to fulfill certain of the demand due to having insufficient inventory on hand and at our distributors to fill unexpected orders and due to the time required to make the product which may be in excess of the time certain customers will wait for the product.

The majority of our operating expenses cannot be reduced quickly in response to revenue shortfalls without impairing our ability to effectively conduct business.

The majority of our operating expenses are labor-related which cannot be reduced quickly without impairing our ability to effectively conduct business while much of the remainder of our operating costs such as rent are relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

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

Deficiencies in our internal controls could cause us to have material errors in our financial statements which could cause us to have to restate them. Such a restatement could cause continued drain on our resources to address and correct internal control deficiencies and could have adverse consequences on our stock price, potentially limiting our access to financial markets.

We have in the past year had issues with certain of our internal control processes and we are particularly vulnerable to difficulties at this time for the following reasons. Many of our record-keeping processes are manual or involve software which has not been upgraded and for which we have no adequate backup if the software fails. We have had a high turnover in the finance department, due in part to the relocation of several functions from Tempe to Milpitas while the employees performing such functions were unwilling to relocate. As a result, we have lost much “institutional” knowledge. We also have replaced chief financial officers twice within the past 18 months. In addition, while preparing our financial statements for the 2003 fiscal year, both our internal staff and our outside accountants found errors in the primary financial processes, which were caused by weaknesses in the internal control system. These weaknesses resulted in errors in the fiscal 2003 interim results for the three, six and nine month periods but were identified and corrected during the year-end fiscal 2003 financial statement preparation. The interim period results have been restated. We have instituted additional processes and procedures to mitigate the weaknesses identified and to provide reasonable assurance that our internal control objectives are met. We are devoting substantial effort and resources to improving our internal controls, which will be a continuing focus of our company during fiscal 2004. However, there can be no assurance that we have identified and corrected all such weaknesses within the internal control processes or that errors will not occur in future periods.

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

To the limited extent that we are able to seek patent protection for our products or processes, our pending patent applications or any future applications may not be approved, and any issued patents may not provide us with competitive advantages and may be challenged by third parties. If challenged, our patents may be found to be invalid or unenforceable, and the patents of others may have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes, or design around any patents that may be issued to us.

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

We have litigation pending against us in which the opposing parties are seeking amounts which we estimate could be as much as between five and ten million dollars when intangible items are quantified.

In addition to the typical litigation most businesses face, we have two cases pending in which the amount sought from us by former employees is material to our operations. One case involves Chan Desaigoudar, our former Chairman of the Board and CEO, whose employment was terminated in 1994 amid allegations of securities fraud and insider trading. Mr. Desaigoudar ultimately settled a case brought by the class of affected securities holders by forfeiting CAMD stock he owned worth several millions of dollars and he plead guilty during 2002 to criminal charges of insider trading and was sentenced to 30 months in prison and restitution in excess of one half million dollars. Mr. Desaigoudar has alleged wrongful termination by us and has asked for damages and reinstatement of his stock options. The other case involves Tarsaim Batra, our former Vice President, whose employment was terminated in 1993. Mr. Batra has alleged that his termination was wrongful and has sought reinstatement of his stock options and damages. We believe the probability of losing these cases is small. Although several years old, both cases have been stayed by courts until fairly recently, and as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. However, should circumstances change or we lose a verdict, we could face a liability which we estimate could range from zero, if we prevail in the litigation, to between five and ten million dollars when intangible items are quantified. The high end of the range represents the maximum damage alleged by the plaintiffs in these cases.

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

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high-technology companies, particularly semiconductor companies, that have often been unrelated or disproportionate to the operating performance of the companies. These fluctuations, as well as general economic and market conditions may harm the market price of our common stock. Furthermore, our trading volume is often small, meaning that a few trades have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizable position in our stock may have difficulty doing so except over an extended period or privately at a discount.

Our shareholder rights plan, together with anti-takeover provision of our certificate of incorporation and of the California General Corporation Law may delay, defer or prevent a change of control.

Our board of directors recently adopted a shareholder rights plan to encourage third parties interested in acquiring us to work with and obtain the support of our board of directors. The effect of the rights plan is that any person who does not obtain the support of our board of directors for its proposed acquisition of us would suffer immediate dilution upon achieving ownership of more than fifteen percent of our stock. Under the rights plan, we have issued rights to purchase shares of our preferred stock which are redeemable by us prior to a triggering event for a nominal amount at any time and which accompany each of our outstanding common shares. These rights are triggered if a third party acquires more than fifteen percent of our stock without board of director approval. If triggered, these rights entitle our shareholders, other than the third party causing the rights to be triggered, to purchase shares of the company’s preferred stock at what is expected to be a relatively low price. In addition, these rights may be exchanged for common stock under certain circumstances if permitted by the board of directors.

In addition, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights of those shares without any further vote or action by our shareholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future, including the preferred shares covered by the shareholder rights plan. The issuance of preferred stock may delay, defer or prevent a change in control. The terms of the preferred stock that might be issued could potentially make more difficult or expensive our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction. California Corporation law requires an affirmative vote of all classes of stock voting independently in order to approve a change in control. In addition, the issuance of preferred stock could have a dilutive effect on our shareholders.

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

We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with applicable requirements, we could be subject to substantial liability for cleanup efforts, property damage, personal injury and fines or suspension or cessation of our operations. Restrictions on our ability to expand or continue to operate our present locations in California could be imposed upon us or we could be required to install and operate costly remediation equipment or incur other significant expenses. In these regards, during the closure of our Milpitas facility, one sample showed an elevated level of nickel and the State Department of Toxic Substances Control has identified other constituents for further investigation. The possible outcomes of such further investigation range from “no further action required” to cleanup of soils and groundwater, depending upon the extent and magnitude of the contamination. Based on the information available at this time, we cannot estimate the cost of any remediation that may be required.

Earthquakes, other natural disasters, and shortages may damage our business.

Our California facilities and some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, which could limit the supply of our products and harm our business.

Additionally, our facility in Tempe, Arizona is located in a desert region of the southwestern United States. Disruption of water supplies or other infrastructure support could limit the supply of our products and harm our business.

We have occasionally experienced power interruptions at our Tempe facility and the risks of power shortages in California and Arizona have been reported.

Although we have not experienced any material disruption to our business to date, we cannot assume that if power interruptions or shortages occur in the future, they will not adversely affect our business.

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

From time to time, the government, courts, and financial accounting boards issue new laws or accounting regulations, or modify or re-interpret existing ones. We cannot guarantee that there will not be future changes in laws, interpretations, or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally. For example, proposals to account for employee stock option grants as an expense could have the result of our not using options as widely for our employees which could impact our ability to hire and retain key employees.

ITEM 2.    Properties.

We currently lease approximately 26,000 square feet of office and light manufacturing space in Milpitas, California, pursuant to an agreement that we entered into in May 2002 to be used as our headquarters. The lease term is for 38 months and provides for a current monthly rent payment of $36,028 plus operating expenses. Total future minimum lease payments over the term of the lease are $1.1 million.

We own five acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room for wafer fabrication, wafer plating and chip scale packaging. In addition, we rent office facilities for our domestic and international sales offices.

We believe that our existing facilities are adequate for our current and foreseeable future needs.

We estimate that our wafer fabrication capacity utilization was approximately 30% in Tempe during the fourth quarter of fiscal 2003. As a result of our decision to outsource a significant portion of our wafer manufacturing, we do not expect to have significant increases in capacity utilization at our Tempe facilities in future periods.

ITEM 3.    Legal Proceedings.

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of March 31, 2003 and March 31, 2002, we had not recorded any significant liabilities on our balance sheet for any pending or threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the upper range of amounts sought by the plaintiffs has been estimated by the Company to be between five and ten million dollars when intangible items are quantified and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. As a result, we have not made any substantial accrual for these cases.

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

We believe that we have meritorious defenses to the claims of the opposing parties in both of these cases. Currently, we intend to vigorously pursue our defenses and/or our claims against the opposing parties in these matters. Should we unexpectedly learn facts during discovery which lead us to reasonably estimate a negative outcome to these cases, or should one or both of these cases result in a verdict or settlement for the other parties, then we will provide for such liability, as appropriate.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.     Market for the Registrant’s Common Stock and Related Shareholder Matters.

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the Nasdaq Stock Market:

	Common Stock
Fiscal 2003	Q1	Q2	Q3	Q4
High	$5.90	$6.90	$5.15	$5.00
Low	$4.30	$4.35	$3.77	$3.37

Fiscal 2002	Q1	Q2	Q3	Q4
High	$7.26	$8.65	$6.34	$5.25
Low	$4.15	$3.04	$3.46	$4.35

Certain debt covenants restrict the payment of dividends. No dividends were paid in fiscal 2003, 2002, or 2001. We expect to continue that policy in the foreseeable future. As of April 30, 2003 there were approximately 1,875 holders of record of our common shares and a substantially greater number of beneficial owners.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of March 31, 2003:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,291,945	$6.97	594,694
Equity compensation plans not approved by security holders(2)	1,133,667	$5.21	—
Total	3,425,612	$6.39	594,694

(1)	Number of securities available for future issuance includes 216,393 shares of common stock available for issuance under our Employee Stock Purchase Plan, 284,620 under our 1995 Employee Stock Option Plan and 93,681 under our 1995 Director Stock Option Plan. See Note 14 of our Notes to Financial Statements for a description of our equity compensation plans.
(2)	Includes options to purchase 650,000 shares of common stock to executive officers and warrants to purchase 59,250 and 44,766 warrant shares of common stock to the placement agent in our December 2001 and November 2002 private placements and 6,250 warrants issued to the Board of Directors in our November 2002 private placement. Also includes 373,401 warrant shares granted to the investors in the November 2002 private placement. See Note 14 of our Notes to Financial Statements for a description of our equity compensation plans which do not require the approval of, and have not been approved by, our shareholders.

ITEM 6.    Selected Financial Data.

The following selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2003		2002		2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$42,184		$29,944		$57,534	$43,763	$33,617
Income (loss) before income taxes	$(6,491	)(2)	$(28,605	)(1)	$2,588	$275	$(2,771)
Net income (loss)	$(6,491	)(2)	$(28,605	)(1)	$2,536	$275	$(2,771)
Net income (loss) per share:
Basic	$(0.44)		$(2.33)		$0.23	$0.03	$(0.28)
Diluted	$(0.44)		$(2.33)		$0.20	$0.02	$(0.28)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,513		$7,240		$6,597	$6,559	$4,933
Working capital	$4,721		$2,385		$20,203	$18,417	$12,382
Total assets	$25,405		$28,237		$44,269	$39,086	$33,644
Long-term obligations	$8,308		$7,578		$9,480	$8,135	$8,422
Total shareholders’ equity	$7,795		$7,780		$27,160	$22,960	$19,170

(1)	Includes $4.2 million of restructuring and asset impairment charges. See Note 7 of Notes to Financial Statements.
(2)	Includes reversal of approximately $0.2 million related to restructuring. See Note 7 of Notes to Financial Statements.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our concentrating on major worldwide electronic system manufacturers have greater long-term business potential despite a longer design-in cycle, (2) international sales will continue to represent a majority portion of our sales for the foreseeable future, (3) chip scale packages will represent an increasing portion of our business, (4) we will continue transferring our testing and shipping operations to foreign subcontractors, (5) our plan to outsource an increasing portion of our wafer fabrication to third party foundries, (6) our ability to reduce our spending levels and the sufficiency of our cash reserves to meet our capital requirements, (7) our belief that we have sufficient financial resources for the next 12 months, (8) our ability and projections to become profitable, (9) expected revenue levels, (10) our expected gross margin improvement, (11) our belief that we have meritorious defenses to pending litigation claims, (12) our belief that application specific integrated passive devices offer a lower cost solution to customers, and (13) market acceptance of our services and products and the development of new services. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that product demand combined with moderate price erosion will cause our revenues to increase, that our gross margin will increase, and that our third party vendors will be able to make products without yield issues to satisfy product demand, as well as other risk factors detailed in this report, especially under the caption “Risk Factors” under Item 1. Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this discussion, “CAMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

In the following discussion, fiscal 2003, 2002, and 2001 refer to the year ended March 31, 2003, 2002, and 2001, respectively.

Overview

California Micro Devices Corporation designs and markets application specific integrated passive devices and complementary analog semiconductors for the mobile, computing, lighting, medical and other markets. Our products provide signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions to original equipment manufacturers and contract manufacturers. Through proprietary manufacturing processes, we integrate multiple passive components onto single chips and enhance their functionality with discrete semiconductor functions.

In the second quarter of fiscal 2002, we initiated a program to streamline our manufacturing operations and focus our business on high volume products and in markets that we have, or believe we can achieve, a leadership position while leveraging our core technology strengths. Key parts of this strategy include the plan to outsource a significant portion of our wafer manufacturing to independent foundries and to discontinue certain older products. During fiscal 2003, we completed the program.

In connection with outsourcing a significant portion of our wafer manufacturing, we have consolidated all of our internal wafer fabrication and our internal chip scale packaging activities into our Tempe, Arizona facility. In connection with these actions we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, which is reflected in operating expenses as “Special Charges.” During fiscal 2003, we determined that our actual costs to implement the program would be $0.2 million less than our original estimate. Therefore, we recorded a reduction in operating expenses in the third quarter of fiscal 2003 as “Special Charges.” The restructuring program included a workforce reduction and lease termination costs.

Results of Operations

Net sales.    Net sales for fiscal 2003 were $42.2 million compared to net sales for fiscal 2002 of $29.9 million, an increase of $12.3 million, or 41.1%. The largest component of this increase was in the mobile market followed by higher sales in the computing and medical markets. Net sales in the mobile market, computing and medical markets increased to $10.6 million, $15.3 million and $4.9 million in fiscal 2003 from approximately $1.6 million, $13.0 million, and $3.5 million respectively in fiscal 2002. Sales in the lighting market increased slightly to $2.6 million in fiscal 2003 from $2.2 million in fiscal 2002 while net sales in our communications, legacy and mature products in total decreased to $8.9 million in fiscal 2003 from $9.7 million in fiscal 2002. We had expected a decrease in our communications, legacy and mature products as we have notified our customers that we will no longer support many of these products. The customers for the affected products have been provided with end of life purchase opportunities. Units shipped during fiscal 2003 increased to approximately 191 million units from 87 million in fiscal 2002. Our increased revenue resulted primarily from larger unit sales, which resulted in part from increased sales of current products and in part from sales of newly introduced products. Our average unit price dropped by approximately 33% during fiscal 2003 versus fiscal 2002 which was predominately the result of faster growth in our lower price products and to a lesser extent to price decreases.

Net sales for fiscal 2002 were $29.9 million as compared to net sales in fiscal 2001 of $57.5 million, a decrease of $27.6 million, or 48.0%. The majority of the decrease was in the communications infrastructure and computing markets which were adversely effected by the technology recession. These had been our largest markets. Units shipped decreased 27% in fiscal 2002 compared to the year earlier.

Cost of Sales.    Cost of sales in fiscal 2003 was $34.1 million compared to $38.2 million in fiscal 2002 and $39.4 million in fiscal 2001. Cost of sales decreased by $4.1 million in fiscal 2003 compared to fiscal 2002 while the level of net sales increased by $12.3 million. Cost of sales has been impacted by three elements, which are the charges related to our “end of life” (EOL) or obsolete program, benefits of selling previously reserved material, and the costs of producing the products. During fiscal 2002, we initiated a plan to focus our business on high volume products and in markets where we believe we can achieve a leadership position. We concluded that it was not economical to continue the manufacturing of many of our smaller and older product lines. As part of this process, we designated many of these products as EOL or obsolete during fiscal 2002. The last phase of EOL or obsolete product designation, for the current program, occurred in the fourth quarter of fiscal 2003. Based on our forecast of future demand and historical sales rates, and recognizing that minimal sales and marketing resources would be applied both internally and by our distributors for products so designated, much of the existing internal inventory for these legacy products was deemed to be excess or obsolete and accordingly was reserved, as well as the cost related to the inventory held by certain of our distributors. During fiscal 2002, we incurred charges of $5.2 million related to reserving discontinued inventory on hand and at distributors. During fiscal 2003, we incurred charges of $0.7 million related to reserving EOL and obsolete inventory. We intend to scrap inventory designated as EOL or obsolete that remains after last buy opportunities have expired. During fiscal 2003 and 2002 cost of sales included a benefit associated with the sale of fully reserved inventory for which reserves of approximately $1.7 million and $1.4 million had been established in prior periods. There are a large number of older products which are purchased on an irregular basis from a broad number of customers which makes it difficult to accurately predict specific demand for these products when establishing excess and obsolete reserve requirements. Cost of sales, excluding the impact of our end of life and obsolete product reserves and the benefits of selling previously reserved material, was $35.1 million in fiscal 2003 compared to $34.4 million in fiscal 2002 for an increase of $0.7 million. The small increase in cost of sales, excluding these items, relative to the increase in net sales of $12.3 million is the result of streamlining our internal manufacturing operations and our fab-lite manufacturing strategy. The impact of our strategy is expected to be positive in the future but we do not expect the impact to be as significant as we experienced in fiscal 2003 with the initial restructuring and transfers.

The decrease in cost of sales from fiscal 2001 to fiscal 2002 was in part the result of decreased manufacturing efficiencies and lower production volumes as sales decreased in 2002 offset by the impact of our end of life and obsolete product reserves described above.

Our strategy is to outsource the majority of our wafer fabrication except for those products which do not have commercial foundry processes available. After the completion of the end of life buys in fiscal 2004, we will be fabricating primarily medical product wafers in our Tempe, Arizona facility. Even after consolidating our internal manufacturing operations, we expect to continue to operate at less than full capacity even if and when our net sales increase because we would choose to meet the bulk of the increased demand with products manufactured at one or more of our third party foundries. Capacity variances related to the under-utilization are expensed to cost of sales in the period incurred.

Gross Margin.    Gross margin is comprised of net sales less costs of sales. Gross margin was $8.1 million in fiscal 2003, a gross margin loss of $8.2 million in fiscal 2002 and gross margin of $18.2 million in fiscal 2001. Gross margin, as a percentage of revenues, was a positive 19.3% in fiscal 2003 compared to a negative 27.4% in fiscal 2002 and a positive 31.6% in fiscal 2001. The gross margin dollar and percentage increase in fiscal 2003 compared to fiscal 2002 was in part the result of increased revenue, consolidating our internal manufacturing operations, our fab subcontractor strategy and the reduction in inventory charges related to our “end of life” (EOL) or obsolete program as described above in cost of sales. The decrease in gross margin from fiscal 2001 to fiscal 2002 was in part the result of decreased manufacturing efficiencies on lower production volumes as sales decreased in 2002 and also the impact of our end of life and obsolete product reserves.

Research and Development.    Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks, and other expenses for the development of process technology, new packages and products. Research and development expenses were $3.7 million in fiscal 2003, $3.9 million in fiscal 2002 and $3.4 million in fiscal 2001. The increase in research and development costs from fiscal 2001 to fiscal 2002 was primarily associated with our new design center in Austin, Texas. Our research and development expenses in fiscal 2003 were 8.8% of net sales compared to 12.9% in fiscal 2002 and 5.9% in fiscal 2001. The percentage was higher in fiscal 2002 as the company continued to invest in new products while the net sales level declined.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. Selling, general and administrative expenses were $10.0 million in fiscal 2003, $11.5 million in fiscal 2002, and $11.4 million in fiscal 2001. The decrease in fiscal 2003 over fiscal 2002 was primarily the result of lower compensation related expenses. The increase in fiscal 2002 over fiscal 2001 was the result of higher legal and professional fees, almost entirely offset by lower compensation and sales commissions on lower revenues. Even though our revenue increased substantially in fiscal 2003, thereby increasing our sales commissions, we were able to reduce our overall selling, general, and administrative expenses by 13% in fiscal 2003. As a result, our selling, general, and administrative expenses were reduced from 38.5% of net sales in fiscal 2002 to 23.7% in fiscal 2003 while these expenses were 19.8% in fiscal 2001 on a higher level of net sales.

Special Charges.    During fiscal 2003, we completed our restructuring program, which was initiated during fiscal 2002. The cost to implement the program was slightly less than originally projected and as a result we recognized a benefit related to the reversal of the remaining liability of $0.2 million during fiscal 2003. During fiscal 2002, we recorded restructuring and asset impairment charges of $4.2 million related to our decision to outsource a significant portion of our wafer manufacturing. In connection with this decision, we have consolidated all of our internal wafer fabrication activities and our internal chip scale packaging activities into our Tempe, Arizona facility.

The $4.2 million of special charges in fiscal 2002 consisted of expenses related to a workforce reduction, write-down of certain manufacturing equipment and lease termination costs.

A rollforward of the restructuring and asset impairment charges incurred during the year ended March 31, 2002 through March 31, 2003 is as follows:

(in thousands)	Total Charge March 31, 2002	Non-cash Charges	Cash Payments March 31, 2002	Restructuring Liability at March 31, 2002	Cash Payments	Reversal of Amounts Related to Restructuring	Restructuring Liability at March 31, 2003
Workforce reduction	$438	$—	$—	$438	$(332)	$(106)	$—
Impairment of equipment	3,395	3,395	—	—	—	—	—
Facilities and other	322	—	49	273	(186)	(87)	—

Total	$4,155	$3,395	$49	$711	$(518)	$(193)	$—

Workforce reduction

In connection with the restructuring program, we reduced our headcount by approximately 65 employees, primarily in the manufacturing functions and primarily located at our Milpitas, California facility. The estimated workforce reduction resulted in a $438,000 charge in fiscal year 2002 relating to severance and fringe benefits of which $106,000 was reversed in fiscal 2003. All employees affected by the workforce reduction were informed of the plan in enough detail so that they could determine their type and amount of severance benefit in fiscal year 2002. Approximately 15 employees had been terminated as of March 31, 2002, with their severance and benefits paid in April 2002, the remaining employees were terminated in fiscal 2003. As of March 31, 2003, there are no payments remaining under this program.

Impairment of equipment

As part of our restructuring program, we have outsourced a significant portion of our wafer fabrication activities and have consolidated our internal wafer fabrication activities into our Tempe, Arizona facility. With the outsourcing of a significant portion of our wafer fabrication activities, the number and volume of products generated from the equipment located at our Tempe facility have been significantly reduced. As a result of these circumstances, we performed an analysis to determine if the manufacturing equipment at our Tempe, Arizona facility was impaired. Based on the analysis performed, which was based on our estimates of future undiscounted cash flows, we determined that these assets were impaired and wrote-down the value of the assets to their estimated fair value, resulting in a charge of $3.4 million in fiscal 2002. Fair value was estimated as the amount for which the assets could be purchased in an arms-length transaction based on an independent appraisal. We did not have any impairment charges in fiscal 2003.

Facilities and other

During fiscal 2003 we closed our Milpitas facility and outsourced other requirements to our foundry partner. As required by the lease for the Milpitas facility, we were obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $0.3 million in estimated renovation costs related to the Milpitas facility in fiscal 2002. Of the total restructuring liability pertaining to facilities, $87,000 was reversed in fiscal 2003.

The expected annual cash savings anticipated from the restructuring plan relates primarily to savings in employee compensation and facilities costs. These savings have been offset in part by the prices we now pay for wafers to our foundry partner for products transferred to ASMC and also by the increased costs of personnel in Tempe to manufacture products transferred from Milpitas to Tempe. As a result, the net cash savings to date resulting directly from the restructuring plan have not been significant.

Interest Expense

Interest expense was $1.0 million, $0.9 million, and $1.0 million in fiscal 2003, 2002, and 2001 respectively. The increase in interest expense from fiscal 2002 to fiscal 2003 was primarily due to an increase in our borrowings against our equipment line of credit, used to finance a portion of our capital expenditures, to refinance prior borrowings under the Comerica credit line and to a lesser extent the use of our revolving credit line during the year. The decrease in interest expense from fiscal 2001 to 2002 is primarily due to the expiration of capital leases in fiscal 2002.

Interest (Income) and Other (Income) Expense, Net.    Interest (income) and other (income) expense, net was $17,000 in fiscal 2003, $(104,000) in fiscal 2002, and $(171,000) in fiscal 2001. Interest income decreased to $79,000 due to lower average cash balances and lower interest rates and was offset by other expense of $96,000. The decrease in fiscal 2002 from fiscal 2001 is primarily the result of lower interest income on lower average investment balances, offset in part by lower other expenses in fiscal 2002. Fiscal 2001 also included a $250,000 charge related to the write-off of costs associated with a cancelled public offering of our common stock.

Income Taxes.    In fiscal 2003 and 2002, there was no provision for income taxes due to the net loss incurred for the period. In fiscal 2001, we recorded a federal and state alternative minimum tax provision of

$52,000 after taking into consideration the use of net operating loss carryforwards. We have provided a valuation allowance against total deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of the carry forwards. See Note 11 of Notes to Financial Statements.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS No. 143 will have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. SFAS No. 146 nullifies EITF Issue No. 94-3, and had to be applied beginning January 1, 2003. The adoption of SFAS No. 146 has not had a material effect on our financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 will significantly change current practice in the accounting for and disclosure of guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 has not had a material effect on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. The Company does not have any investments in variable interest entities and therefore the adoption of the provisions of FIN 46 did not have a material impact on its results of operations and financial position in 2003.

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

Revenue recognition

Our revenue recognition policy is described in Note 2 of Notes to Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed and determinable, and collection is reasonably assured.

Revenue from product sales to end user customers, or to distributors that do not receive price concessions and do not have return rights, is recognized upon title transfer and shipment, assuming all other revenue recognition criteria are met. Reserves for sales returns and allowances from end user customers are estimated primarily based on historical experience and are provided for at the time of shipment.

Revenue from product shipments to distributors with agreements allowing for either price concessions or for product returns is recognized at the time the distributor sells the product to OEMs or other end users at which time the sales price becomes fixed. Revenue is not recognized upon initial shipment to the distributors since, due to various forms of price concessions, the sales price is not substantially fixed or determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Pursuant to our agreements with our distributors, custom, older or end-of-life products are sold with no right of return and are not eligible for price concessions. In these cases, revenue is recognized upon shipment to the distributor assuming all other revenue recognition criteria are met.

At the time of shipment to distributors, we defer our gross selling price of the product shipped and the related cost of the product shipped and reflect such net amounts on our balance sheet as a current liability entitled deferred margin on shipments to distributors. Thus, deferred margin on shipments to distributors represents the margin on the products we ship to distributors, or the difference between our revenue and cost of the product for inventory held by the distributors at the end of the accounting period.

The aspect of our revenue recognition policy that involves significant judgment and estimates is the following:

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

Forecast of customer demand—we provide reserves for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand to management’s forecast of customer demand for the next

12 months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. Because a significant portion of our sales are through distributors and many parts may have small sales volume, the customer demand forecast process is not inclusive of all parts. Therefore, historical trends may also be used in estimating the excess and obsolete inventory reserves. We review our reserve for excess and obsolete inventory on a quarterly basis considering all known facts and circumstances and adjust our forecast of customer demand accordingly. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. In fiscal 2003, we recognized a benefit of approximately $1.7 million relating to the sale or consumption of inventory that had been previously reserved. To the extent that our forecast of customer demand materially differs from actual demand, our estimates used in determining cost of sales and gross margin could be positively or negatively impacted.

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

In fiscal 2002, we determined that the carrying value of certain of our owned manufacturing equipment was no longer recoverable based on estimates of future cash flows. Our estimate of the future cash flows generated from this equipment decreased significantly in 2002 due to the completion of our plan to outsource a significant portion of our wafer fabrication activities to an independent foundry. As a result, we recognized an impairment charge of approximately $3.4 million in the second quarter of 2002. Estimates of future cash flows used to test the asset for recoverability were based on current operating projections extended to the useful life of the asset group. We have estimated the fair value of the equipment based on a market prices for purchases of similar equipment. If the estimate of the cash flows were to increase by 10% the assets would still not be recoverable.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of March 31, 2003, and March 31, 2002, we had not recorded any significant liability on our balance sheet for any pending or threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the upper range of amounts sought by the plaintiffs has been estimated by the Company to be between five and ten million dollars when intangible items are quantified and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence.

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

We believe that we have meritorious defenses to the claims of the opposing parties in both of these cases. Currently, we intend to vigorously pursue our defenses and/or our claims against the opposing parties in these matters. Should we unexpectedly learn facts during discovery which lead us to reasonably estimate a negative outcome to these cases, or should one or both of these cases result in a verdict or settlement for the other parties, then we will provide for such liability, as appropriate.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of March 31, 2003 were $4.5 million, as compared to $7.2 million at March 31, 2002. Receivables increased to $5.3 million at March 31, 2003 compared to $4.6 million a year earlier, primarily as a result of higher sales. Receivables days sales outstanding were 48 days at March 31, 2003 as compared to 53 days at March 31, 2002. Inventories increased from $2.8 million at March 31, 2002 to $3.6 million at March 31, 2003, in part due to an increase in finished goods inventory in response to the increased sales activity. Capital expenditures totaled $1.8 million in fiscal 2003 as compared to $2.9 million in fiscal 2002 reflecting our continued investment in new equipment to support our production of chip scale products.

Operating activities used $7.9 million of cash in fiscal 2003. The most significant usage of cash was our net loss before non-cash charges of $3.1 million. Increases in receivables, deferred margin on shipment to distributors, and inventories and decreases in accounts payable and other current liabilities used an additional $5.1 million in cash. These uses of cash were partially offset by decreases in long-term assets and decreases in other long-term liabilities, which provided a net additional $0.3 million of cash. Cash used by operating activities in fiscal 2002 of $4.4 million was primarily due to our net loss before non-cash charges of $16.9 million. Increases in long term assets and decreases in other long term liabilities used an additional $0.1 million of cash. These uses of cash were partially offset by decreases in accounts receivable, inventories, prepaid expenses and other current assets and increases in accounts payable and deferred margin on shipments to distributors, which provided $12.6 million of cash for operations.

We used cash of $1.5 million for investing activities in fiscal 2003 as compared to providing cash of $1.1 million in fiscal 2002 and $5.9 million used in fiscal 2001. Cash used in investing activities in fiscal 2003 was principally the result of an increase in capital expenditures of $1.8 million offset by the sale of short term investments of $0.3 million. Cash provided by investing activities in fiscal 2002 was the result of net proceeds from the sale of short term investments of $4.0 million, partially offset by cash used to purchase capital equipment.

Net cash provided by financing activities in fiscal 2003 was $7.0 million and was primarily the result of proceeds from the sale of our common stock of $6.4 million. In fiscal 2003, we sold 1.5 million shares of our common stock and issued 424,417 warrants to purchase shares of our common stock to several institutional investors and certain of our directors for gross proceeds of $5.2 million, offset by cash offering expenses of $564,000. In addition we received $1.8 million from the issuance of common stock under our employee benefit plans and $4.8 million from long term borrowings offset by repayments of long term borrowings of $4.3 million. Net cash provided by financing activities in fiscal 2002 was $7.9 million and was primarily the result of proceeds from the sale of our common stock of $9.1 million. In fiscal 2002, we sold 2,000,000 shares of our common stock to several institutional investors and certain of our directors for gross proceeds of $8.2 million, offset by cash offering expenses of $609,000. In addition, we received $1.5 million from the issuance of common stock under our employee benefits plans and $499,000 from long term borrowings. In June 2002, we entered into a

Loan and Security Agreement that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit, neither of which can individually exceed $3.5 million. The amount available under the agreement is based on the amount of eligible equipment and accounts receivable. Under this agreement, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of cash with the bank of $2.75 million. The agreement also contains a subjective acceleration clause, which enables the bank to declare an event of default and call our loan if it determines that there has been a material adverse change in our business or that its security interest has been impaired. The financial covenants relate to a monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. Principal, in equal installments, and interest are due monthly for a term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. At March 31, 2003, we had $2.8 million outstanding under the equipment line, of which $1.5 million was used to pay off in full borrowings outstanding under our four existing capital equipment financing agreements described below. Future maturities of this debt at March 31, 2003 are $1.2 million in fiscal 2004, $1.2 million in fiscal 2005 and $442,000 in fiscal 2006. At March 31, 2003 we have additional funds available under this agreement of approximately $2.2 million as a line of credit secured by equipment and accounts receivable. At March 31, 2003, we were in violation of the covenants relating to a minimum monthly quick ratio and tangible net worth. It is highly possible that we will not be in compliance with certain of our covenants for the first two quarters of fiscal 2004. The Bank has subsequently provided a waiver to the March 31, 2003 covenants, has modified the future covenants and extended the term of the agreement to July 31, 2003. On June 26, 2003, the bank agreed to further modify the loan agreement such that if we fail in the future to comply with either of the financial covenants defined in the agreement, as amended, the credit facilities will convert to an asset based lending facility. The Borrowing Base, as defined within the agreement, must be adequate to support all outstanding obligations with any excess being immediately repaid. Presently, our Borrowing Base is sufficient to support all outstanding obligations therefore we have continued to classify as long term on our balance sheet all obligations scheduled to be repaid beyond twelve months. However, there can be no assurance that the Borrowing Base will remain sufficient and we may be required to repay all or part of our outstanding indebtedness to the Bank earlier than scheduled.

During fiscal 2000, we entered into two capital equipment financing facilities aggregating $1.5 million. The terms of these facilities allowed us to borrow at prime plus 0.75%. During fiscal 2000 and 2001, we borrowed the full amounts available under these facilities. During fiscal 2003, we terminated these facilities and paid off this debt in full with the proceeds received under the Loan and Security agreement described above.

In July 2000, we secured an additional $2.0 million equipment financing facility with interest at prime plus 0.5%. During fiscal 2001 we borrowed $997,000 against this $2.0 million facility. During fiscal 2003 we terminated this facility and paid off this debt in full with the proceeds received under the Loan and Security agreement described above.

In fiscal 2002, we entered into a credit agreement allowing us to borrow up to $500,000 at an annual interest rate of prime plus 0.75%, collateralized by our equipment and other assets. In fiscal 2002, we borrowed $499,000 against this agreement. During fiscal 2003 we terminated this facility and paid off this debt in full with the proceeds from the Loan and Security agreement described above.

Additionally, as of March 31, 2002 and continuing through March 31, 2003 we were not in compliance with certain covenants related to our industrial revenue bonds. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liability to equity and long term debt to working capital. As of March 31, 2003 we were not in compliance with the long term debt to working capital ratio covenant, the minimum stockholder equity requirement and the debt coverage ratio covenant. In accordance with the terms of the industrial revenue bonds, the Company has retained a management consulting firm who has prepared a report to the Issuer and the

Trustee making recommendations and establishing a progress schedule over a period not to exceed six successive quarters after the date of issuance of such report, to correct all deficiencies with the covenants. The report of the management consulting firm was completed and filed with the Issuer and the Trustee within 120 days of the end of the fourth consecutive quarter in which the Company was not in compliance with the requirements set forth in the loan agreement. By retaining a management consulting firm and submitting the required remediation report, the Company has complied with the terms of the industrial revenue bonds. The report has been accepted by the Trustee. Accordingly, we have not reclassified the long term portion of this debt of $6.5 million, to short term on our balance sheet at March 31, 2003. While no assurance can be given, the goal of our market focus and fab-lite manufacturing initiatives is to enhance our revenue and gross margin which together with our continuing tight control over operating expenses, would provide operating results enabling us to become compliant and to maintain compliance with the required covenants. In the event that the Company is not in compliance with the financial covenants within the required six successive quarters ending September 2004, the bonds would become due.

Future scheduled maturities of long-term debt and sinking fund requirements at March 31, 2003 are $1.6 million in fiscal 2004, $1.7 million in fiscal 2005, $710,000 in fiscal 2006, $283,000 in fiscal 2007, $300,000 in fiscal 2008 and $5.3 million thereafter.

We lease certain of our facilities and sales offices under non-cancelable operating leases, expiring from fiscal 2004 to fiscal 2007. In May 2002, we entered into a new facility lease for office and light manufacturing space in Milpitas, CA. Future minimum lease payments under these leases are $475,000 in fiscal 2004, $498,000 in fiscal 2005, $241,000 in fiscal 2006 and $9,000 in fiscal 2007. The Company has approximately $800,000 of non-cancelable purchase commitments to vendors at March 31, 2003.

	Payments due by period (in thousands)
Contractual Obligations	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	$9,844	$1,626	$2,363	$575	$5,280
Capital Lease Obligations	67	20	39	8	0
Operating Lease Obligations	1,223	475	739	9	0
Purchase Obligations	800	800	0	0	0

Total	$11,934	$2,921	$3,141	$592	$5,280

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses. During 2003 we substantially completed implementation of our restructuring program aimed at streamlining our manufacturing operations, bringing our costs more in line with the current revenue levels.

Our operating plan for fiscal 2004 forecasts revenue growth and profit improvement, due in part to our focused sales and marketing efforts and in part to gross margin improvement and expense reductions resulting from additional streamlining of our internal manufacturing and from our manufacturing outsourcing. Should we achieve that plan, we may require additional equipment financing which we may not be able to obtain on terms we consider reasonable and we may wish to raise additional equity capital to provide us with cash reserves and to fund future growth. If we do not achieve the operating plan, we will need to further adjust our operations in order to conserve our cash, which will be used to fund operating losses instead of growth. In such event, we may also need to raise additional equity capital, although such funds may not be available on favorable terms, if at all.

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

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2003 we did not hold investments in debt or equity securities. We have owned and may own financial instruments in the future that are sensitive to market risks and subject to fluctuations in interest rates as part of our investment portfolio. We do not own derivative financial instruments.

In prior years our investment portfolio did includes debt instruments that were primarily United Stated Treasury and municipal bonds, high-grade corporate bonds, and money market funds of less than one year in duration. These investments were subject to interest rate risk, and could decline in value if interest rates increase. Our prior year investment portfolio consisted of certain commercial paper that was also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that we had a material exposure to interest rate risk.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt obligations and the fair value of each as of March 31, 2003 and 2002. Our long-term debt securities mature between two years and fifteen years from March 31, 2003 and March 31, 2002. The fair value of our long-term debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

	Periods of Maturity						Fair Value as of March 31, 2003
In thousands	2004	2005	2006	2007	Thereafter	Total
Liabilities:
Long-term debt obligations	$1,646	$1,693	$710	$283	$5,579	$9,911	$9,422
Weighted average interest rate	8.1%	8.1%	8.5%	10.5%	10.5%	9.5%

	Periods of Maturity						Fair Value as of March 31, 2002
In thousands	2003	2004	2005	2006	Thereafter	Total
Liabilities:
Long-term debt obligations	$1,546	$1,169	$505	$250	$5,855	$9,325	$9,325
Weighted average interest rate	6.9%	7.3%	10.0%	10.5%	10.5%	9.5%

ITEM 8.    Financial Statements and Supplementary Data.

Index to Financial Statements and Schedules

Page Number
Financial Statements:

Report of Ernst & Young LLP, Independent Auditors	40

Balance Sheets	41

March 31, 2003 and March 31, 2002

Statements of Operations	42

Years ended March 31, 2003, March 31, 2002, and March 31, 2001

Statements of Shareholders’ Equity	43

Years ended March 31, 2003, March 31, 2002, and March 31, 2001

Statements of Cash Flows	44

Years ended March 31, 2003, March 31, 2002, and March 31, 2001

Notes to Financial Statements	45

Financial Statement Schedule:

Schedule II Valuation and Qualifying Accounts	69

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

California Micro Devices Corporation

We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

May 8, 2003

except for the third paragraph of Note 9, as to which the date is

June 26, 2003

CALIFORNIA MICRO DEVICES CORPORATION

BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2003	March 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$4,513	$6,940
Short-term investments	—	300
Accounts receivable, less allowance for doubtful accounts of $159 and $161, in 2003 and 2002, respectively	5,281	4,561
Inventories	3,577	2,784
Prepaids and other current assets	652	679

Total current assets	14,023	15,264
Property, plant & equipment, net	10,087	10,853
Restricted cash	880	888
Other long term assets	415	1,232

Total assets	$25,405	$28,237

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,195	$5,085
Accrued liabilities	2,631	3,852
Accrued underwriter fees	—	493
Deferred margin on shipments to distributors	1,873	1,193
Current maturities of long-term debt and capital lease obligations	1,603	2,256

Total current liabilities	9,302	12,879
Long-term debt and capital lease, less current maturities	8,308	7,069
Other long-term liabilities	—	509

Total liabilities	17,610	20,457

Commitments and contingencies

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 15,881,176 as of March 31, 2003 and 13,850,765 as of March 31, 2002	74,240	67,732
Accumulated deficit	(66,445)	(59,954)
Accumulated other comprehensive income	—	2

Total shareholders’ equity	7,795	7,780

Total liabilities and shareholders’ equity	$25,405	$28,237

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended March 31,
	2003	2002	2001
Net sales	$42,184	$29,944	$57,534
Cost and expenses:
Cost of sales	34,051	38,153	39,366
Research and development	3,719	3,884	3,405
Selling, general and administrative	10,033	11,521	11,364
Special charges	(193)	4,155	—

Total costs and expenses	47,610	57,713	54,135

Operating (loss) income	(5,426)	(27,769)	3,399
Interest expense	1,048	940	982
Interest and other (income) expense, net	17	(104)	(171)

(Loss) income before income taxes	(6,491)	(28,605)	2,588
Provision for income taxes	—	—	52

Net (loss) income	$(6,491)	$(28,605)	$2,536

Net (loss) income per share—basic	$(0.44)	$(2.33)	$0.23

Weighted average common shares and share equivalents outstanding—basic	14,717	12,272	11,243

Net (loss) income per share—diluted	$(0.44)	$(2.33)	$0.20

Weighted average common shares and share equivalents outstanding—diluted	14,717	12,272	12,384

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at March 31, 2000	11,038	$56,836	$(33,885)	$9	$22,960
Exercise of stock options	359	1,077	—	—	1,077
Issuance through employee stock purchase plan of common stock	73	796	—	—	796
Repurchases of common stock	(40)	(315)	—	—	(315)
Stock issued related to contingent stock award	30	115	—	—	115
Components of comprehensive income:
Net income	—	—	2,536	—	2,536
Unrealized loss on available-for-sale securities	—	—	—	(9)	(9)

Comprehensive income					2,527

Balance at March 31, 2001	11,460	58,509	(31,349)	—	27,160
Exercise of stock options	262	845	—	—	845
Issuance through employee stock purchase plan of common stock	129	687	—	—	687
Issuance of common stock and warrants in private placement, net of issuance costs	2,000	7,611	—	—	7,611
Stock-based compensation		80			80
Components of comprehensive loss:
Net loss	—	—	(28,605)	—	(28,605)
Unrealized gain on available-for-sale securities	—	—	—	2	2

Comprehensive loss					(28,603)

Balance at March 31, 2002	13,851	67,732	(59,954)	2	7,780
Exercise of stock options	387	1,358	—	—	1,358
Issuance through employee stock purchase plan of common stock	124	483	—	—	483
Issuance of common stock and warrants in private placement, net of issuance costs	1,519	4,600	—	—	4,600
Stock-based compensation		67			67
Components of comprehensive loss:
Net loss	—	—	(6,491)	—	(6,491)
Unrealized loss on available-for-sale securities	—	—	—	(2)	(2)

Comprehensive loss					(6,493)

Balance at March 31, 2003	15,881	$74,240	$(66,445)	$—	$7,795

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended March 31,
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(6,491)	$(28,605)	$2,536
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Non-cash portion of special charges	—	3,395	—
Provision for discontinued inventory	670	4,115	—
Provision for discontinued inventory at distributors	—	1,125	—
Depreciation and amortization	2,632	3,026	2,947
Stock based compensation	67	80	115
Changes in assets and liabilities:
Accounts receivable	(720)	3,507	807
Inventories	(1,463)	4,817	(1,722)
Prepaid expenses and other current assets	27	772	(471)
Accounts payable and other current liabilities	(3,604)	3,042	(1,398)
Other long term assets	801	(97)	(28)
Other long term liabilities	(509)	(24)	(82)
Deferred margin on shipments to distributors	680	421	256

Net cash (used in) provided by operating activities	(7,910)	(4,426)	2,960

Cash flows from investing activities:
Purchases of short-term investments	—	(2,285)	(11,561)
Sales of short-term investments	298	6,275	12,334
Capital expenditures	(1,770)	(2,886)	(6,666)
Net change in restricted cash	8	26	(12)

Net cash (used in) provided by investing activities	(1,464)	1,130	(5,905)

Cash flows from financing activities:
Repayments of capital lease obligations	(13)	(185)	(411)
Repayments of long-term debt	(4,291)	(1,530)	(614)
Borrowings of long-term debt	4,810	499	3,231
Proceeds from private placement of common stock, net	4,600	7,611	—
Proceeds from employee stock compensation plans	1,841	1,532	1,558

Net cash provided by financing activities	6,947	7,927	3,764

Net (decrease) increase in cash and cash equivalents	(2,427)	4,631	819
Cash and cash equivalents at beginning of period	6,940	2,309	1,490

Cash and cash equivalents at end of period	$4,513	$6,940	$2,309

Supplemental disclosures of cash flow information:
Interest paid	$991	$955	$969

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    THE COMPANY

California Micro Devices Corporation designs and markets application specific integrated passive devices and complementary analog semiconductors for the mobile, computing, lighting, medical and other markets. Our products provide signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions to original equipment manufacturers and contract manufacturers. Through proprietary manufacturing processes, we integrate multiple passive components onto single chips and enhance their functionality with discrete semiconductor functions.

Our products are marketed primarily to customers in the mobile electronics, computing, LED lighting, medical and other industries.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the accompanying financial statements, fiscal 2003, 2002, and 2001 refer to the twelve months ended March 31, 2003, 2002, and 2001, respectively. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2003 presentation. The charges taken for discontinued inventories in the statement of cash flows are now stated at gross values rather than net in the prior year.

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

Available-for-sale securities are stated at fair market value, with unrealized gains and losses, net of tax, reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method. Realized gains and losses and declines in value judged to be other than temporary, if incurred, are included in interest income and other (net).

Inventories and Related Reserves

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected future undiscounted cash flows from the use of the asset over its remaining useful economic life is less than the carrying value of the asset. The amount of impairment loss will be measured as the difference between the carrying value of the assets and their estimated fair values. No impairment was recorded during fiscal 2003. See footnote 7 for additional information regarding asset impairment in fiscal 2002.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to end user customers, or to distributors that do not receive price concessions and do not have return rights, is recognized upon shipment and title transfer, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of the customer. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash. Reserves for sales returns and allowances from end user customers are estimated based on historical experience and are provided for at the time of shipment. At the end of each reporting period, the sufficiency of the reserve for sales returns and allowances is also assessed based on a comparison to authorized returns for which a credit memo has not been issued.

Revenue from product sales to distributors with agreements allowing for either price concessions or for product returns is recognized at the time the distributor sells the product to original equipment manufacturers or other end users at which time the sales price becomes fixed. Revenue is not recognized upon initial shipment to the distributor since, due to various forms of price concessions, the sales price is not substantially fixed or

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

determinable at that time. Additionally, these distributors have contractual rights to return products, up to a specified amount for a given period of time. Pursuant to our agreements with our distributors, custom, older or end-of-life products are sold with no right of return and are not eligible for price concessions. In these cases, revenue is recognized upon shipment to the distributor, assuming all other revenue recognition criteria are met.

At the time of shipment to distributors, we defer our gross selling price of the product shipped and the related cost of the product shipped and reflect such net amounts on our balance sheet as a current liability entitled deferred margin on shipments to distributors. Thus, deferred margin on shipments to distributors represents the margin on the products we ship to distributors, or the difference between our revenue and cost of the product for inventory held by the distributors at the end of the accounting period.

Other

We expense all research and development and advertising costs as incurred. Advertising expense was immaterial for fiscal years 2003, 2002 and 2001.

We expense all shipping costs related to shipments to customers as incurred. Shipping costs are recognized in cost of goods sold.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company provides an allowance for specific customer accounts where collection is doubtful and also provides a general allowance for other accounts based on historical collection and write-off experience.

Net (Loss) Income Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Basic:
Net (loss) income	$(6,491)	$(28,605)	$2,536

Weighted average shares	14,717	12,272	11,243

Net (loss) income per share—basic	$(0.44)	$(2.33)	$0.23

Diluted:
Net (loss) income	$(6,491)	$(28,605)	$2,536

Weighted average shares	14,717	12,272	11,243
dilutive effect of stock options	—	—	1,141

	14,717	12,272	12,384

Net (loss) income per share—diluted	$(0.44)	$(2.33)	$0.20

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Options to purchase 2,942,000, 2,790,000 and 231,000 shares of common stock outstanding at March 31, 2003, 2002 and 2001, respectively, were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive. Warrants to purchase 483,667 and 59,250 shares of common stock outstanding at March 31, 2003 and 2002, respectively, were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive.

Stock-Based Compensation

As allowed under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” we account for our employee stock plans in accordance with the provisions of Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and have adopted the disclosure only provisions of SFAS 123. Stock-based awards to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Fair value for these awards is calculated using the Black-Scholes option-pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, estimated time until exercise of the option, and our dividend yield. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience. As a result, the pro forma disclosures are not necessarily indicative of pro forma effects on reported financial results for future years.

We generally recognize no compensation expense with respect to employee stock grants. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net (loss) income and net (loss) income loss per share would have been revised to the pro forma amounts below. For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options’ vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

	Year Ended March 31,
	2003	2002 (restated)	2001
	(in thousands, except per share data)
Net (loss) income
As reported	$(6,491)	$(28,605)	$2,536
Add: Stock-based employee compensation expense included in reported results	67	80	—
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,663)	(4,676)	(3,064)

Pro forma net loss	$(10,087)	$(33,201)	$(528)

Basic net (loss) income per share
As reported	$(0.44)	$(2.33)	$0.23
Proforma	$(0.69)	$(2.71)	$(0.04)
Diluted net (loss) income per share
As reported	$(0.44)	$(2.33)	$0.20
Pro forma	$(0.69)	$(2.71)	$(0.04)

The pro forma net loss and basic and diluted pro forma loss per share information for the year ended March 31, 2002 in the table above have been restated to reflect the correction of a clerical error. The restatement

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

decreased pro forma net loss by approximately $1.0 million, and decreased the pro forma basic and diluted net loss per share by $.07.

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			Purchase Plan
	2003	2002	2001	2003	2002	2001
Expected life years	3.89	3.77	3.18	0.49	0.43	0.43
Volatility	1.02	1.05	0.92	0.51	0.86	1.19
Risk-free interest rate	3.02%	4.21%	5.79%	1.82%	2.91%	6.37%

The weighted-average fair value of stock options granted in fiscal 2003, 2002 and 2001 were $3.69, $4.57 and $17.05 per share, respectively. The weighted-average fair value of the option element of the 1995 Employee Stock Purchase Plan stock granted in fiscal 2003, 2002 and 2001 was $1.43, $2.27 and $9.91 per share, respectively. See Note 14.

Comprehensive Income

Accumulated other comprehensive income presented in the accompanying balance sheets at March 31, 2002 consists of the accumulated net unrealized gains on available-for-sale securities. There is no accumulated other comprehensive income at March 31, 2003.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not expect that the adoption of SFAS No. 143 will have a material effect on our financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than when the exit or disposal plan is approved. SFAS No. 146 nullifies EITF Issue No. 94-3, and had to be applied beginning January 1, 2003. The adoption of SFAS No. 146 has not had a material effect on our financial condition or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” or FIN 45. FIN 45 will

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

significantly change current practice in the accounting for and disclosure of guarantees. FIN 45 requires certain guarantees to be recorded at fair value, which is different from the current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, “Accounting for Contingencies.” FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from the current practice. FIN 45 disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on our results of operations and financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 has not had a material effect on our financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. The Company does not have any investments in variable interest entities and therefore the adoption of the provisions of FIN 46 did not have a material impact on its results of operations and financial position in 2003.

3.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities at March 31, 2003 and March 31, 2002, respectively:

	March 31,
	2003	2002
	(in thousands)
Cash and cash equivalents:
Cash	$995	$1,615
Money market funds	3,518	4,657
Commercial paper	—	668

Total cash and cash equivalents	$4,513	$6,940

Short-term investments:
U.S. Treasury and municipal bonds	$—	$300

Total short-term investments	$—	$300

At March 31, 2003, the Company had no short-term investments. Gross realized gains and losses on the sales of securities are reported as other income and were not significant for all years presented. Gross unrealized gains and losses on available-for-sale securities at March 31, 2003 and 2002 were not material.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

4.    CONCENTRATIONS OF CREDIT RISK

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade accounts receivable.

We primarily use one financial institution for our banking activities and maintain available cash in our short term money markets funds.

A significant portion of our sales are to customers whose activities are related to computer and computer peripherals, wireless communications, medical, and LED lighting industries, including many who are located in foreign countries. We generally extend credit to these customers and, therefore, the aforementioned industries and economic influences of customers’ geographic locations affect collection of accounts receivable. However, we monitor extensions of credit and require collateral, such as letters of credit, whenever deemed necessary. We maintain a reserve for potentially uncollectable accounts receivable based on our assessment of collectibility and historical experience.

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

Two manufacturers represented 29% and one distributor represented 12% of our fiscal 2003 revenue. Loss of any of these customers could have a substantial negative effect on our revenues and results of operations.

Manufacturing

Our manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, process changes, as well as other factors that can affect yields.

Subcontractors

Beginning in fiscal 2002, we implemented a strategy to outsource the wafer fabrication of a substantial portion of our products to ASMC, an outside foundry, located in China. As a result of this strategy, we are subject to certain risks including reduced control over delivery schedules, quality assurance, manufacturing yields and production costs, lack of guaranteed production capacity or product supply and lack of availability of, or delayed access to, key process technologies. We also use independent subcontractors, primarily in Thailand, for assembly, packaging and testing of most of our product. The common industry practice of using independent

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

subcontractors to manufacture, test, package and assemble products is subject to risks resulting from unfavorable economic conditions, political strife, prolonged work stoppages, natural or man-made disasters, or power shortages in these countries, or other factors, and may adversely affect the ability of our independent subcontractors to manufacture, test, package and assemble our products.

Liquidity

Cash and cash equivalents at March 31, 2003 were $4.5 million. In fiscal 2002, we began to implement a restructuring program aimed at streamlining our manufacturing operations, bringing our costs more in line with the current revenue levels and restoring profitability. We believe these actions and other actions we may take will continue to reduce our operating costs during fiscal 2004 and that we will have sufficient financial resources to fund our operations for at least the next 12 months. However, there can be no assurance that such steps will be successful. If we are not successful, then we may have to cut expenses in order to conserve our cash or raise additional financing, of which there can be no assurance of success.

6.    BALANCE SHEET COMPONENTS

	March 31,
	2003	2002
	(in thousands)
Inventories:
Raw materials	$348	$355
Work-in-process	1,166	1,602
Finished goods	2,063	827

	$3,577	$2,784

Property, plant and equipment:
Land	$137	$137
Building	3,030	3,030
Machinery, equipment and tooling	27,054	25,252
Leasehold improvements	1,883	1,835
Furniture and fixtures	371	371

	32,475	30,625
Less: accumulated depreciation	(22,388)	(19,772)

	$10,087	$10,853

Accrued liabilities:
Accrued salaries and benefits	$916	$1,224
Restructuring accrual	—	711
Other accrued liabilities	1,715	1,917

	$2,631	$3,852

7.     RESTRUCTURING AND ASSET IMPAIRMENT

During fiscal 2003, we completed the restructuring program approved by the Board of Directors in the second quarter of 2002, in which we streamlined our manufacturing operations and now focus our business on products and markets in which we have, or believe we can achieve, a leadership position while leveraging our core technology strengths. Key parts of this strategy include the plan to outsource a significant portion of our wafer manufacturing to an independent foundry and to discontinue certain older products.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In connection with outsourcing a significant portion of our wafer manufacturing, we have consolidated all of our internal wafer fabrication activities and chip scale packaging activities into our Tempe, Arizona facility with selected high-value backend manufacturing activities continuing at our Milpitas, California headquarters. In connection with these actions, we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, which was reflected in operating expenses as “Special Charges”. The restructuring program included workforce reduction and lease termination costs. At the end of the third quarter of fiscal 2003, we determined that our original estimate of restructuring costs exceeded the actual amount required to complete the plan. Therefore, we reversed the remaining restructuring liability of approximately $193,000 as a benefit to operations. There is no restructuring liability remaining at March 31, 2003.

A roll forward of the restructuring and asset impairment charges incurred during the year ended March 31, 2002 through March 31, 2003 is as follows:

(in thousands)	Total Charge March 31, 2002	Non-cash Charges	Cash Payments March 31, 2002	Restructuring Liability at March 31, 2002	Cash Payments	Reversal of Amounts Related to Restructuring	Restructuring Liability at March 31, 2003
Workforce reduction	$438	$—	$—	$438	$(332)	$(106)	$—
Impairment of equipment	3,395	3,395	—	—	—	—	—
Facilities and other	322	—	49	273	(186)	(87)	—

Total	$4,155	$3,395	$49	$711	$(518)	$(193)	$—

Workforce reduction

In connection with the restructuring program, we reduced our headcount by approximately 65 employees, primarily in the manufacturing functions and primarily located at our Milpitas, California facility. The workforce reduction resulted in a $438,000 charge in fiscal year 2002 relating to severance and fringe benefits of which $106,000 was reversed in fiscal 2003. All employees affected by the workforce reduction were informed of the plan in enough detail so that they could determine their type and amount of benefit. Approximately 15 employees had been terminated as of March 31, 2002, with their severance and benefits paid in April 2002, and the majority of the remaining employees were terminated by the end of the second quarter of fiscal 2003.

Impairment of equipment

As part of our restructuring program, we are outsourcing a significant portion of our wafer fabrication activities and have consolidated our internal wafer fabrication activities and chip scale packaging activities into our Tempe, Arizona facility with selected high-value backend manufacturing activities continuing at our Milpitas, California headquarters. With the outsourcing of a significant portion of our wafer fabrication activities, the number and volume of products generated from the equipment located at our Tempe facility have been significantly reduced. As a result of these circumstances in fiscal 2002, we performed an analysis to determine if the manufacturing equipment at our Tempe, Arizona facility was impaired. Based on the analysis performed, which was based on our estimates of future undiscounted cash flows, we determined that these assets were impaired and wrote-down the recorded value of the assets to their estimated fair value, resulting in a charge of $3.4 million in fiscal 2002. Fair value was estimated as the amount for which the assets could be purchased in an arms-length transaction.

Facilities and other

The restructuring plan called for us to relocate from our Milpitas facility once all internal wafer fabrication activities had been consolidated into our Tempe, Arizona facility. As required by the lease for the Milpitas

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

facility, we were obligated to restore the Milpitas facility to its pre-lease condition. Accordingly, we recorded $251,000 in estimated renovation costs related to the Milpitas facility in fiscal 2002. Of the total restructuring liability pertaining to facilities, $87,000 was reversed in fiscal 2003.

Cash expenditures relating to the workforce reduction were paid in fiscal 2003. The restructuring liability is included in accrued liabilities in the balance sheet as of March 31, 2002. The restructuring program is complete and no liability remains as of the end of March 31, 2003.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The carrying and estimated fair values of our long-term debt are follows (in thousands):

	March 31,
	2003		2002
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt obligations	9,911	9,422	9,325	9,325

The fair value of our long-term debt obligations is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

9.    LONG-TERM DEBT

Long-term debt consists of the following (amounts in thousands):

	March 31, 2003	March 31, 2002
Industrial revenue bonds at 10.5%, due through March 2018	$6,535	$6,720
Equipment financing facilities due through February 2004	—	1,786
Equipment financing facilities due through September 2005	2,775	—
Equipment financing agreement due through March 2005	534	819
Capital lease agreements	67	—

	$9,911	$9,325
Less current maturities	1,603	2,256

	$8,308	$7,069

Our industrial revenue bonds are collateralized by a lien on all of our land and buildings in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds, and require certain minimum annual sinking fund payments ranging from $185,000 in fiscal 2003 to $780,000 in fiscal 2018. We have the right to prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts without penalty. At March 31, 2003 and 2002, restricted cash of $880,000 and $888,000, respectively, was held in sinking fund trust accounts. Of these amounts, $800,000 is to be used for principal and interest payments in the event of

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

default by the Company, and the balance is used for semi-annual interest and principal payments. As of March 31, 2003, $6,535,000 was outstanding under this agreement. These bonds are subject to certain covenants, including a restriction on the payment of dividends. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liabilities to equity and long-term debt to working capital. As of March 31, 2002 and continuing through March 31, 2003, we were not in compliance with the long-term debt to working capital ratio covenant, shareholders equity, and debt coverage. We have not been in compliance with these covenants since December 31, 2001. In accordance with the terms of the industrial revenue bond, the Company has retained a management consulting firm acceptable to the Trustee who has prepared a report to the Issuer and the Trustee making recommendations and establishing a progress schedule over a period not to exceed six successive quarters after the date of issuance of such report, to correct all deficiencies. The report of such management consulting firm was completed and filed with the Issuer and the Trustee in March 2003 (within 120 days of the end of the fourth quarter in which the Company was not in compliance with the requirements) as set forth in the loan agreement and has been accepted by the Trustee. In accordance with the terms of the bonds, our non-compliance would need to continue through September 30, 2004 in order for the industrial revenue bonds to become callable and accordingly, there is no impact on our short-term liquidity due to our current non-compliance. We have begun to implement the recommendations of the management consulting firm. We believe we will be in compliance with all financial covenants within the period allowed and therefore, we have not reclassified the long-term portion of this debt of $6.5 million to short-term on our balance sheet at March 31, 2003.

As of March 31, 2002, we had $1,786,000 outstanding under equipment financing facilities due through February 2004. These borrowings bore interest at 9.9% per year, respectively, and principal and interest payments were due in monthly installments through February 2004. During fiscal 2003, the Company used its facilities under the Loan and Security Agreement described below to repay this debt in full.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of March 31, 2003, the equipment line of credit rate was 7.25%. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. During the twelve-months ending March 31, 2003, we had borrowed $3.5 million under the equipment line and $1.3 million under the revolving line of credit, of which $1.5 million was used to pay off other capital equipment financing facilities in full in the first quarter of fiscal 2003. As of March 31, 2003, $2.8 million remained outstanding on the equipment line of credit and the $1.3 million borrowed on the revolving line of credit had been paid in full. Therefore, $2.2 million was available under the equipment line of credit and the revolving line of credit as of March 31, 2003. We were in not compliance with the tangible net worth ratio under our Agreement as of March 31, 2003. It is highly possible that we will not be in compliance with certain of our covenants for the first two quarters of fiscal 2004. The Bank has subsequently provided a waiver to the March 31, 2003 covenants, has modified the future covenants and extended the term of the agreement to July 31, 2003. On June 26, 2003, the bank agreed to further modify the loan agreement such that if we fail in the future to comply with either of the financial covenants defined in the agreement, as amended,

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

the credit facilities will convert to an asset based lending facility. The Borrowing Base, as defined within the agreement, must be adequate to support all outstanding obligations with any excess being immediately repaid. Presently, our Borrowing Base is sufficient to support all outstanding obligations therefore we have continued to classify as long term on our balance sheet, all obligations scheduled to be repaid beyond twelve months. However, there can be no assurance that the Borrowing Base will remain sufficient and we may be required to repay all or part of our outstanding indebtedness to the Bank earlier than scheduled.

In March 2001, we entered into a equipment Financing Agreement (“Agreement”) with Epic Funding Corporation which allows us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of March 31, 2003 was approximately $534,000.

During fiscal 2003, we entered into new capital leases to finance some equipment purchases. The total outstanding capital lease obligations were $67,000 at March 31, 2003, due in monthly installments with interest rates ranging from 10.4% to 12.6%. Fixed assets purchased under capital leases and the associated accumulated depreciation were not material as of March 31, 2003 and 2002.

Future maturities of long-term debt, including sinking fund requirements and capital lease obligations at March 31, 2003 are as follows (amounts in thousands):

2004	$1,646
2005	1,693
2006	710
2007	283
2008	300
Thereafter	5,279

$9,911

10.    COMMITMENTS

Operating Leases

We lease certain manufacturing facilities and sales offices under operating leases expiring from fiscal 2004 to fiscal 2007. Future minimum lease payments under non-cancelable operating lease agreements having an initial term in excess of one year at March 31, 2003 are as follows:

(in thousands)
2004	$475
2005	498
2006	241
2007	9

$1,223

Rent expense was $719,000, $485,000 and $459,000 in fiscal 2003, 2002 and 2001, respectively. Rent expense was net of sublease income of $176,000 in fiscal 2001. There was no sublease income in fiscal 2003 and 2002.

As of March 31, 2003 the Company had approximately $800,000 in non-cancelable assembly purchase contract commitments.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

11.    INCOME TAXES

The Company’s provision for income taxes consists of the following (amounts in thousands):

	Year Ended March 31,
	2003	2002	2001
Current:
Federal	$—	$—	$51
State	—	—	1

Provision for Income Taxes	$—	$—	$52

A reconciliation of the Company’s effective tax rate to the federal statutory rate is as follows:

	Year Ended March 31,
	2003	2002	2001
Federal statutory tax rate	34%	34%	34%
Losses with no current benefit	(34)%	(34)%	0%
Utilization of loss carry forward	—	—	(32)%

Effective income tax rate	0%	0%	2%

Deferred income taxes reflect the tax effects of net operating loss and credit carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	March 31,
	2003	2002
	( in thousands)
Deferred Tax Assets:
Net operating loss carryforwards	$23,079	$20,003
Tax credits carry forwards	407	476
Inventory reserve	3,165	3,932
Other non-deductible accruals and reserves	3,135	3,124

Total Deferred Tax Assets	29,786	27,535
Valuation Allowance	(28,752)	(26,884)

Net Deferred Tax Assets	1,034	651
Deferred Tax Liabilities:
Tax over book depreciation	1,034	651

Total Net Deferred Tax Assets	$—	$—

Statement of Financial Accounting Standards No. 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against total deferred tax assets. The Company will continue to evaluate its ability to realize the deferred tax assets on a quarterly basis. The valuation allowance increased by $1,868,000 during the year ended March 31, 2003, and increased by $11,584,000 during the year ended March 31, 2002.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Approximately $3.4 million of the valuation allowance for deferred tax assets relates to stock option deductions, which when recognized will be directly allocated to common stock.

At March 31, 2002, we had federal and state net operating loss carry forwards of approximately $65.0 million and $14.0 million, respectively, which expire in the years 2004 through 2023 and federal and state research and development tax credits of approximately $240,000 each. The federal research and development tax credits expire in the years 2008 through 2021, while the state tax credits carry forward indefinitely.

Utilization of the Companies net operating loss may be subject to substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

12.    INTEREST INCOME AND OTHER, NET

Interest income and other, net, consists of (amounts in thousands):

	Year Ended March 31,
	2003	2002	2001
Interest income	$79	$244	$559
Other income (expense)	(96)	(140)	(388)

	$(17)	$104	$171

Interest income reflects the amounts earned from investments in cash equivalents and short-term securities.

13.    CAPITAL STOCK

Common Stock

In November 2002, in a private placement, we entered into stock and warrant purchase agreements pursuant to which we (1) sold 1,519,000 shares of no par value common stock at $3.40 per share and (2) granted 424,417 warrants to purchase shares of common stock with an exercise price of $4.36 per share, raising gross proceeds of $5.2 million. Offering expenses of approximately $564,000 were offset against the proceeds for net cash proceeds of $4.6 million. The warrants are immediately exercisable and expire three years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model with the following assumptions—volatility of .573, expected life of 3 years, risk free interest rate of 2.32%, no dividend yield—was approximately $577,000, or $1.36 per share, and was recorded as common stock on the balance sheet. The issuance of these shares and these warrants did not require shareholder approval.

In December 2001, in a private placement, we sold 2,000,000 shares of our no par value common stock at $4.11 per share, yielding gross cash proceeds of $8.2 million. Cash offering expenses of approximately $609,000 were offset against the proceeds for net cash proceeds of $7.6 million. In addition to cash expenses, we issued the placement agent warrants to purchase up to 59,250 shares of our common stock at an exercise price of $4.11 per share. The warrants are immediately exercisable and expire five years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model with the following assumptions—volatility of .95, expected life of 5 years, risk free interest rate of 5.83%, no dividend yield—was approximately $187,000, or $3.16 per share, and was recorded as common stock on the balance sheet. The issuance of these shares and this warrant did not require shareholder approval.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 is designated Series A Participating Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2003 and 2002.

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

14.    EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION

401(K) Savings Plan

We maintain a 401(k) Savings Plan covering substantially all of our employees. Under the plan and through December 31, 2002, eligible employees contributed to the plan with the Company matching at a rate of 50% of the participants’ contributions not in excess of 6% of compensation. Participants’ contributions are fully vested at all times. The Company’s contributions vest incrementally over a two-year period. During fiscal 2003, 2002, and 2001, we expensed $207,000, $295,000, and $305,000, respectively, relating to our contributions under the plan. As of January 1, 2003, the Company discontinued it’s policy regarding future matching of the participant’s contributions.

Nonqualified Deferred Compensation Plan

In April 1997, we implemented a nonqualified deferred compensation plan for the benefit of eligible employees. This plan was designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets that were earmarked to pay benefits under the plan were held by a rabbi trust. The diversified assets held by the rabbi trust were classified as trading securities and were recorded at fair market value with changes recorded to other income and expense. The assets were classified within other long-term assets on the balance sheet. Changes in the liability related to the rabbi trust account were recorded as adjustments to compensation expense. In fiscal 2003, we recorded a benefit to compensation expense of $90,000 due to the decrease in the market value of the trust assets, with the same amount being recorded as a loss in other (income) expense. In fiscal 2002, we recognized compensation expense of $25,000 as a result of an increase in the market value of the trust assets, with the same amount being recorded as securities gains included in interest income. In fiscal 2001,

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

we recorded a benefit to compensation expense of $82,000 due to the decrease in the market value of the trust assets, with the same amount being recorded as a loss in other (income) expense. Additionally, during 2001, we expensed $2,000 relating to our contributions under the plan. We did not make any contributions under the plan in fiscal 2003 or 2002. The balances held by the rabbi trust were classified as long-term liabilities. The balance in this account was zero at March 31, 2003 and $509,000 at March 31, 2002, respectively. As of January 1, 2003 the Nonqualified Deferred Compensation plan was terminated. As of March 31, 2003 all monies in the trust assets have been refunded back to the participants.

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

Under our 1995 Plan, options may be granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant for shares issued under an incentive stock option agreement. In fiscal 2003, the number of shares authorized for issuance under the 1995 Plan was increased by 460,000 shares bringing the total authorized shares under the 1995 Plan to 4,115,000. At March 31, 2003, 284,620 shares remained available for future grant.

The Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. In fiscal 2003, the number of shares authorized for issuance under the Directors Plan was increased by 60,000 shares bringing the total authorized shares under the Directors Plan to 450,000. As of March 31, 2003, 93,681 shares remained available for future grant.

Generally, options under the plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans except for the 1981 Employee Incentive Stock Option Plan (the “1981 Plan”) expire within 20 years of date of adoption. No options may be granted during any period of suspension or after termination of any plan. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity and related information, including Non-Plan Options (in thousands, except per share data):

	Shareholder Approved Plans		Non-Shareholder Approved Plan		All Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at March 31, 2000	1,952	$4.27	—	$—	1,952	$4.27
Granted	671	$17.05	—	$—	671	$17.05
Exercised	(370)	$3.63	—	$—	(370)	$3.63
Canceled	(197)	$14.64	—	$—	(197)	$14.64

Balance at March 31, 2001	2,056	$7.56	—	$—	2,056	$7.56
Granted	730	$6.87	650	$5.86	1,380	$6.40
Exercised	(252)	$3.36	—	$—	(252)	$3.36
Canceled	(394)	$11.40	—	$—	(394)	$11.40

Balance at March 31, 2002	2,140	$7.11	650	$5.86	2,790	$6.82
Granted	761	$5.31	—	$—	761	$5.31
Exercised	(387)	$3.51	—	$—	(387)	$3.51
Canceled	(222)	$8.71	—	$—	(222)	$8.71

Balance at March 31, 2003	2,292	$6.97	650	$5.86	2,942	$6.73

The following table summarizes information about options outstanding at March 31, 2003:

	Options Outstanding		Options Exercisable
Range of Exercises Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(thousands)			(thousands)
$2.25–$2.88	172	4.02	$2.81	171	$2.81
$2.97–$3.50	156	5.47	$3.22	139	$3.23
$3.93–$3.93	46	1.87	$3.93	46	$3.93
$3.94–$5.88	828	9.04	$4.86	100	$4.91
$6.40–$6.40	450	8.04	$6.40	197	$6.40
$6.44–$6.50	187	6.76	$6.44	174	$6.44
$6.70–$6.70	271	8.39	$6.70	112	$6.70
$6.84–$8.05	453	8.47	$7.44	129	$7.71
$8.19–$12.50	272	6.09	$10.77	183	$10.48
$17.94–$22.56	107	7.34	$22.35	55	$22.26

$2.25–$22.56	2,942	7.67	$6.73	1,306	$6.79

In September 1999, the Company entered into a stock based incentive program with a non-employee consultant located in Europe for up to 30,000 shares of restricted Company common stock based upon achievement of certain incentives over an 18-month period. The consultant achieved those incentives in fiscal year 2000 and 2001 and the shares were issued in 2001. In connection with this agreement, the Company recorded a non-cash compensation expense of $115,000 for fiscal 2001.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan as Amended June 15, 1999, (the “Purchase Plan”) is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 1,130,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on February 9, 2005, or earlier at the discretion of the Company’s Board of Directors. As of March 31, 2003, 216,393 shares were available for future issuance under the Purchase Plan.

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2003	2002	2001
Aggregate purchase price	$483,000	$687,000	$796,000
Shares purchased	124,473	129,180	72,767
Employee participants as of March 31	54	72	123

15.    LITIGATION

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of March 31, 2003 and March 31, 2002, we had not recorded any significant liability on our balance sheet for any pending or threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the amount sought by the plaintiffs has been estimated by the Company to be between five and ten million dollars when intangible items are quantified and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. As a result, we have not made any substantial accrual for these cases.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

We believe that we have meritorious defenses to the claims of the opposing parties in both of these cases. Currently, we intend to vigorously pursue our defenses and/or our claims against the opposing parties in these matters. Should we unexpectedly learn facts during discovery which lead us to reasonably estimate a negative outcome to these cases, or should one or both of these cases result in a verdict or settlement for the other parties, then we will provide for such liability, as appropriate.

16.    SEGMENT INFORMATION

Our operations are classified into one reportable segment. Substantially all of our operations and a significant portion of our long-lived assets reside in the United States although we have sales operations in Europe, Japan, Hong Kong and Taiwan. In fiscal 2003, approximately $2.6 million of our net assets resided in the Far East region. In fiscal 2003, two original equipment manufacturers and one distributor represented 18%, 11% and 12% respectively of our fiscal 2003 net sales. In fiscal 2002, one distributor and one original equipment manufacturer, represented 14% and 11% of net sales, respectively. In fiscal 2001, no single customer accounted for greater than 10% of net sales. In fiscal 2003, net sales to customers in the United States, Taiwan, China and Hong Kong were $14.1 million, $7.0 million, $4.9 million and $4.3 million respectively and accounted for 34%, 17%, 12% and 10% of net sales respectively. In fiscal 2002, net sales to customers in the United States, Taiwan and Hong Kong were $12.1 million, $6.4 million and $3.4 million, respectively, and accounted for 40%, 21% and 11% of net sales, respectively. In fiscal 2001 net sales to customers in the United States and Taiwan were $30.1 million and $9.1 million, respectively, and accounted for 52% and 16% of net sales, respectively

Net sales to geographic regions reported below are based upon the customers’ ship to locations (amounts in thousands):

	Year Ended March 31,
	2003	2002	2001
Net product sales to geographic regions:
United States, Canada and Brazil	$15,192	$12,083	$30,073
Europe	2,098	2,100	4,941
Far East and other	24,894	15,761	22,520

Net product sales	$42,184	$29,944	$57,534

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

During the first three quarters of fiscal 2003, the Company expensed certain manufacturing variances, which it subsequently determined should have been capitalized to inventory. Accordingly, the Company has restated the financial statements for the first three quarters of fiscal 2003 to reflect the correction of this error, which affects cost of sales, operating income, net loss, inventories, and accumulated deficit.

	For the Three Months Ended
	June 30, 2002	September 30, 2002		December 31, 2002		March 31, 2003
	(in thousands, except per share data)
Fiscal 2003:
Net sales	$9,368	$10,761		$11,284		$10,771
Cost of sales
As previously reported	8,148	8,436		8,013		10,600	(4)
Effect of restatement	(1,742)	625		(29)		—

As restated	6,406	9,061		7,984		10,600
Operating (loss) income
As previously reported	$(2,322)	$(1,076)		$89		$(3,263	)(4)
Effect of restatement	1,742	(625)		29		—

As restated	$(580)	$(1,701)		$118	(1)	$(3,263)
Net loss
As previously reported	$(2,563)	$(1,341)		$(193)		$(3,540	)(4)
Effect of restatement	1,742	(625)		29		—

As restated	$(821)	$(1,966)		$(164)		$(3,540)
Basic and diluted net loss per share
As previously reported	$(0.18)	$(0.09)		$(0.01)		$(0.22)
Effect of restatement	0.12	(0.05)		—		—

As restated	$(0.06)	$(0.14)		$(0.01)		$(0.22)

Fiscal 2002:
Net sales	$6,105	$8,638		$7,045		$8,156
Cost of sales	6,658	8,986		12,676	(3)	9,833
Operating loss	(4,165)	(7,948	)(2)	(9,545	)(3)	(6,111)
Net loss	$(4,291)	$(8,261	)(2)	$(9,707	)(3)	$(6,346)
Basic and diluted net (loss) per share	$(0.37)	$(0.71)		$(0.79)		$(0.46)

(1)	Includes $193,000 of fiscal 2002 restructuring charges that were not required and were reversed in the third quarter of fiscal 2003.
(2)	Includes $4.2 million of restructuring and asset impairment charges.
(3)	Includes write off of discontinued inventory of $4.1 million.
(4)	Includes a provision against inventory of $529,000.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003
Inventories
As previously reported	$3,380	$4,390	$4,188	$3,577
Effect of restatement	1,742	(625)	29	—

As restated	$5,122	$3,765	$4,217	$3,577
Current Assets
As previously reported	$13,627	$14,868	$14,831	$14,023
Effect of restatement	1,742	(625)	29	—

As restated	$15,369	$14,243	$14,860	$14,023
Total Assets
As previously reported	$26,429	$28,029	$27,546	$25,405
Effect of restatement	1,742	(625)	29	—

As restated	$28,171	$27,404	$27,575	$25,405
Accumulated Deficit
As previously reported	$(62,517)	$(63,858)	$(64,052)	$(66,445)
Effect of restatement	1,742	(625)	29	—

As restated	$(60,775)	$(64,483)	$(64,023)	$(66,445)
Shareholder’s Equity
As previously reported	$6,204	$5,424	$10,143	$7,795
Effect of restatement	1,742	(625)	29	—

As restated	$7,946	$4,799	$10,172	$7,795

18.    SUBSEQUENT EVENTS (UNAUDITED)

Environmental

During Fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state-licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred to matter to the State Department of Toxic Substances Control (DTSC) for follow-up. A walk-through of the facility occurred in May 2003 with DTSC, during which the agency indicated that a request for additional samples could follow. On June 26, 2003 we received correspondence from DTSC requesting that we complete a questionnaire as the next step in the process. If DTSC makes the request, additional samples would be collected and analyzed. Based on the results of such sampling, remedial action could be required. The extent of any remedial action that may be required is not known at this time. However, based on preliminary consultation with our environmental contractor, we do not expect that the cost of any such remedial action would be material, but an estimate of the costs cannot be determined until we receive further information from DTSC. Therefore we have not recognized any expense regarding this contingent liability.

ITEM 9.    Disagreements on Accounting and Financial Disclosure.

There were no disagreements with the independent auditors.

PART III

Certain information required by Part III is incorporated by reference from the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2003 Annual Meeting of Shareholders to be held on August 8, 2003 (the “Proxy Statement”).

ITEM 10.    Directors and Executive Officers of the Registrant.

The information required by this Item is set forth in the 2003 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference.

ITEM 11.    Executive Compensation.

The information required by this Item is set forth in the 2003 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, “Stock Option Tables”, “Compensation Committee Report”, and “Five-Year Performance Graph”, and “Compliance with Section 169(a) of the Exchange Act and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2003 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions.

Information related to certain relationships and related transactions is set forth in the 2003 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.    Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14c and 15d-14c) within 90 days of the filing of this Form 10-K and have determined that they are reasonably effective.

(b)  Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, which was shortly prior to the date of filing of this Form 10-K.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

Exhibit Number	Description	Document if Incorporated by Reference
3(i)a	Articles of Incorporation, as amended.	Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

3(i)b	Certificate of Correction of Certificate of Amendment of Articles of Incorporation	Exhibit 3(I)b to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

3(i)c	Certificate of Determination of Series A Participating Preferred Stock	Registration Statement on Form 8-A filed on September 21, 2001.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August, 14, 2002.

4.1	1995 Employee Stock Option, Amended as of July 26, 1996, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001	Registration Statement on Form S-8 filed on May 15, 2002.

4.2	1995 Non-Employee Directors’ Stock Option Plan, Amended as of July 26, 1006, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.

4.3	Stock Purchase Agreement dated November 21, 2001 between the Company and Investors.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 filed on February 14, 2002.

4.4	Non-Qualified Stock Option Agreement by and between the Company and David E. Witkowski dated September 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.

4.5	Non-Qualified Stock Option Agreement by and between the Company and Kenneth E. Thornbrugh dated as of January 24, 2002.	Registration Statement on Form S-8 filed on May 15, 2002.

4.6	Offer letter dated March 29, 2001 between the Company and Robert V. Dickinson, President and CEO of the Company.	Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

Exhibit Number	Description	Document if Incorporated by Reference
4.7	Stock Option Agreement dated April 16, 2001, between the Company and Robert V. Dickinson, President and CEO of the Company.	Exhibit 2 to the Company’s Quarterly Report On Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

10.11	Commitment letter from Comerica Bank.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002. (Confidential treatment has been requested with respect certain portions of this agreement.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.13	Loan and Security Agreement by and between Silicon Valley Bank and the Company, dated June 17, 2002.	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.14	Loan Default Agreement with Silicon Valley Bank.	Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

10.15	Stock and Warrant Purchase Agreement from November, 2002 Private Placement.	Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

10.16	Placement Agency Agreement for November, 2002 Private Placement.	Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

10.17	License Agreement and its First Amendment with Flip Chip Technologies.	Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

23.1	Consent of Ernst & Young, LLP, Independent Auditors

99.1	Statement of the Chief Executive Officer under 18 U.S.C. § 1350

99.2	Statement of the Chief Financial Officer under 18 U.S.C. § 1350

(b)    Reports on Form 8-K:

On March 13, 2003, we filed a Form 8-K under Item 5, including the risk factors from our S-3 declared effective February 25, 2003, in order that they could be incorporated by reference into our other pending registration statements.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 8, 2003 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended March 31, 2003) are incorporated by reference into Part III.

SCHEDULE II

CALIFORNIA MICRO DEVICES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2003, 2002, and 2001

(Amounts in Thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Deductions (1)	Balance at End of Year
Year ended March 31, 2003
Allowance for doubtful accounts (deducted from accounts receivable)	$161	$22.5	$(24.7)	$159

Year ended March 31, 2002
Allowance for doubtful accounts (deducted from accounts receivable)	$279	$216	$(334)	$161

Year ended March 31, 2001
Allowance for doubtful accounts (deducted from accounts receivable)	$219	$—	$60	$279

(1)	Represents write-offs net of recovery of receivables.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of June 2003.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of June 2003.

By:

/S/ ROBERT V. DICKINSON Robert V. Dickinson	President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER R. Gregory Miller	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WADE MEYERCORD Wade Meyercord	Chairman of the Board

/S/ EDWARD C. ROSS Edward C. Ross	Director

/S/ JOHN SPRAGUE John Sprague	Director

/S/ DONALD WAITE Donald Waite	Director

/s/ DAVID L. WITTROCK David L. Wittrock	Director

CERTIFICATIONS

I, Robert V. Dickinson, certify that:

1.  I have reviewed this annual report on Form 10-K of California Micro Devices Corporation, a California corporation (“registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and CEO (Principal Executive Officer)

CERTIFICATIONS

I, Gregory R. Miller, certify that:

1.  I have reviewed this annual report on Form 10-K of California Micro Devices Corporation, a California corporation (“registrant”);

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

By:	/S/ R. GREGORY MILLER
R. Gregory Miller, Vice President Finance & Administration (Principal Financial Officer)