Form 10-Q
period 2003-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2003-08-14
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                      To

Commission File Number 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 N. McCarthy Boulevard #100 Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

(408) 263-3214

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2003 was 18,391,349.

CALIFORNIA MICRO DEVICES CORPORATION

ITEM 1.	Financial Statements

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2003	March 31, 2003(1)
	(unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$3,316	$4,513
Accounts receivable, net	6,174	5,281
Inventories	3,434	3,577
Prepaids and other current assets	272	652

Total current assets	13,196	14,023
Property, plant and equipment, net	9,534	10,087
Restricted cash	1,101	880
Other long-term assets	394	415

Total assets	$24,225	$25,405

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,801	$3,195
Accrued liabilities	2,771	2,631
Deferred margin on shipments to distributors	1,448	1,873
Current maturities of long-term debt and capital lease obligations	1,652	1,603

Total current liabilities	9,672	9,302
Long-term debt and capital lease obligations, less current maturities	7,901	8,308
Other long-term liabilities	40	—

Total liabilities	17,613	17,610

Shareholders’ equity:
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 15,887,606 as of June 30, 2003 and 15,881,176 as of March 31, 2003	74,277	74,240
Accumulated deficit	(67,665)	(66,445)

Total shareholders’ equity	6,612	7,795

Total liabilities and shareholders’ equity	$24,225	$25,405

(1)	Derived from audited financial statements

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2003	2002
Net sales	$11,909	$9,368
Costs and expenses:
Cost of sales	9,156	6,406
Research and development	1,052	882
Selling, general and administrative	2,678	2,660

Total costs and expenses	12,886	9,948

Operating loss	(977)	(580)
Other expense, net	243	241

Net loss	$(1,220)	$(821)

Net loss per share—basic and diluted	$(0.08)	$(0.06)

Weighted average common shares outstanding—basic and diluted	15,885	13,927

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(1,220)	$(821)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of discontinued inventory	561	39
Depreciation and amortization	633	707
Stock based compensation	20	72
Gain on the sale of fixed assets	—	(3)
Changes in assets and liabilities:
Accounts receivable	(893)	(727)
Inventories	(418)	(2,377)
Prepaids and other current assets	380	(74)
Accounts payable and other current liabilities	746	(201)
Other long term assets	5	81
Other long term liabilities	40	(188)
Deferred margin on shipments to distributors	(425)	146

Net cash used in operating activities	(571)	(3,346)

Cash flows from investing activities:
Capital expenditures	(64)	(683)
Net change in restricted cash	(221)	(217)

Net cash used in investing activities	(285)	(900)

Cash flows from financing activities:
Repayments of long-term debt	(358)	(1,895)
Borrowings of long-term debt	—	2,190
Proceeds from issuance of common stock	17	917

Net cash (used in) provided by financing activities	(341)	1,212

Net decrease in cash and cash equivalents	(1,197)	(3,034)
Cash and cash equivalents at beginning of period	4,513	6,940

Cash and cash equivalents at end of period	$3,316	$3,906

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of June 30, 2003, results of operations for the three-month periods ended June 30, 2003 and 2002, and cash flows for the three-months ended June 30, 2003 and 2002. Results for the three-month periods are not necessarily indicative of fiscal year results.

The condensed balance sheet at March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2003.

2. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from these estimates.

3. Stock-Based Compensation

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

We generally recognize no compensation expense with respect to employee stock grants. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net loss and net loss per share would have been revised to the pro forma amounts below. For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options’ vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per share data)
Net loss:
As reported	$(1,220)	$(821)
Add: Stock-based employee compensation expense included in reported results	20	72
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(300)	(1,078)

Pro forma net loss	$(1,500)	$(1,827)

Basic and diluted net loss per share:
As reported	$(0.08)	$(0.06)
Pro-forma	$(0.09)	$(0.13)

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options		Purchase Plan
	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Expected life in years	4.08	4.08	0.49	0.49
Volatility	0.99	1.02	0.49	0.48
Risk-free interest rate	2.19	4.18	1.78	1.87

4. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,
	2003	2002
	(in thousands, except per share amounts)

Net loss	$(1,220)	$(821)

Weighted average shares—basic and diluted	15,885	13,927

Net loss per share—basic and diluted	$(0.08)	$(0.06)

Options to purchase 2,922,716 and 2,562,056 shares of common stock were outstanding during the three months ended June 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as the effect of including such shares would be antidilutive. Warrants to purchase 483,667 and 59,250 shares of common stock outstanding during the three months ended June 30, 2003 and 2002, respectively, were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive.

5. Inventories

The components of inventory consist of the following (amounts in thousands):

	June 30, 2003	March 31, 2003
Raw materials	$304	$348
Work-in-process	867	1,166
Finished goods	2,263	2,063

	$3,434	$3,577

6. Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of June 30, 2003 and March 31, 2003, we had not recorded any significant liability on our balance sheet for pending or threatened litigation, claims, or proceedings.

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

The first case involves counterclaims brought on August 3, 1995, by our former CEO, Mr. Desaigoudar after the company sued him on May 5, 1995, for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Mr. Batra, who sued the company and three of our former officers, Messrs. Desaigoudar, Henke and Gupta, on September 13, 1993, and April 19, 1994, in two cases which have been consolidated, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Henke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

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

7. Comprehensive Loss

Comprehensive loss is principally comprised of net loss and unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive loss for the three months ended June 30, 2003 and 2002 approximated net loss for the three months ended June 30, 2003 and 2002, respectively.

8. Income Taxes

For the three-month periods ended June 30, 2003 and 2002, there was no provision for income taxes, due to the net loss for the periods.

9. Long-Term Debt

Our Industrial Revenue Bonds are collateralized by a lien on all of our land and buildings in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds, and require certain minimum annual sinking fund payments ranging from $185,000 in fiscal 2003 to $780,000 in fiscal 2018. We have the right to prepay the 10.5% Industrial Revenue Bonds by redeeming all or part of the outstanding principal amounts without penalty. At June 30, 2003 and March 31, 2003, restricted cash of $1.1 million and $888,000, respectively, was held in sinking fund trust accounts. Of these amounts, $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance is used for semi-annual interest and principal payments. As of June 30, 2003, $6.5 million was outstanding under this agreement. These bonds are subject to certain covenants, including a restriction on the payment of dividends. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liabilities to equity and long-term debt to working capital. As of June 30, 2003, we were not in compliance with the shareholders equity, debt coverage, total liabilities to equity and long-term debt to working capital ratio covenants. We have not been in compliance with the debt coverage covenant since December 31, 2001. In accordance with the terms of the industrial revenue bonds the Company retained a management consulting firm acceptable to the Trustee, who has prepared a report to the Issuer and the Trustee making recommendations and establishing a progress schedule over a period not to exceed six successive quarters after the date of issuance of such report, to correct all deficiencies. The report of such management consulting firm was completed and filed with the Issuer and the Trustee in March 2003 (within 120 days of the end of the fourth quarter in which the Company was not in compliance with the requirements) as set forth in the loan agreement and has been accepted by the Trustee. In accordance with the terms of the bonds, our non-compliance would need to continue through September 30, 2004 in order for the industrial revenue bonds to become callable and accordingly, there is no impact on our short-term liquidity due to our current non-compliance. We have begun to implement the recommendations of the management consulting firm. Although no assurance can be given, we believe we will be in compliance with all financial covenants within the period allowed and therefore, we have not reclassified the long-term portion of this debt of $6.3 million to short-term on our balance sheet at June 30, 2003.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of June 30, 2003, the equipment line of credit rate was 7.25%. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. As of June 30, 2003, $2.5 million remained outstanding on the equipment line of credit and $2.5 million was available under the revolving line of credit. We were in not compliance with the tangible net worth covenant under our Agreement as of March 31, 2003, which non-compliance the Bank waived. The Bank also modified this covenant on a go-forward basis and extended the term of the agreement to July 31, 2003. On June 26, 2003, the bank agreed to further modify the Agreement such that if we fail in the future to comply with the modified tangible net worth covenant, the credit facilities will convert to an asset based lending facility. The Borrowing Base, as defined within the Agreement, must be adequate to support all outstanding obligations with any excess being immediately repaid. Presently, our Borrowing Base is sufficient to support all outstanding obligations therefore we have continued to classify as long term on our balance sheet all obligations scheduled to be repaid beyond twelve months. However, there can be no assurance that the Borrowing Base will remain sufficient and we may be required to repay all or part of our outstanding indebtedness to the Bank earlier than scheduled. As of June 30, 2003, we were in compliance with all covenants under the Agreement. However, it is possible that we will not be in compliance with our covenants in the future. See Note 12 – Subsequent Events.

In March 2001, we entered into an equipment financing agreement with Epic Funding Corporation which allowed us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of June 30, 2003 was approximately $473,000.

During fiscal 2003, we entered into new capital leases to finance some equipment purchases. The total outstanding capital lease obligations were $63,000 at June 30, 2003, due in monthly installments with interest rates ranging from 10.4% to 12.6%. Fixed assets purchased under capital leases and the associated accumulated depreciation were not material as of June 30, 2003 and 2002.

10. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect or our financial position or results of operations.

11. Major Customers

Due to our business focus on key customers in select markets, two end customers (Motorola and Guidant) each comprised 10% or more of our revenues during the three-month period ended June 30, 2003, and three end customers (Motorola, Guidant and Lumileds) each comprised 10% or more of our revenues during the three-month period ended June 30, 2002, and collectively comprised approximately 33% and 34% of such revenues, respectively, during each period. In addition to these end customers, a single distributor, Epco, represented 10% or more of our revenues for the three months ended June 30, 2003 and 2002.

12. Subsequent Events

Private Placement

In July 2003, we entered into a stock and warrant purchase agreement pursuant to which we sold, in a private placement, 2,444,244 shares of no par value common stock at $2.25 per share and granted 733,273 five year warrants to purchase shares of common stock with an exercise price of $3.00, raising net proceeds of approximately $5.2 million. In addition, as part of their compensation, we issued the placement agents 73,326 three-year warrants to purchase common stock with an exercise price of $3.00.

Loan Modification

On July 31, 2003, we entered into an agreement to modify our existing Loan and Security Agreement with Silicon Valley Bank. The modification extends the term of the agreement for one additional year to July 31, 2004 and subject to compliance with various covenants allows us to borrow an additional $250,000 under the equipment line of credit and an additional $180,000 under the working capital line of credit, still subject to a combined limit of $5.0 million. The modification also reduces the compensating balance we must maintain with the bank to $2.4 million with quarterly reductions assuming that we are in full compliance with the agreement.

ITEM 2.	Management’s Discussion And Analysis of Financial Condition and Results of Operations

Overview

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

We focus our expertise on providing high volume, cost effective, general customer solutions for mobile electronics such as wireless handsets, personal digital assistants (PDA) and other portable electronic devices and for notebook and desktop computer systems, computer peripherals, digital set top boxes and other consumer electronics applications. Our end-customers include original equipment manufacturers such as Acer, Cisco, Guidant Corporation, Hewlett-Packard, Kyocera Wireless, Lumileds, Motorola, Philips, Sony and Trigem, and original design manufacturers including Arima, Compal, and Quanta and contract manufacturers, including Celestica, Foxconn, and Solectron Corporation.

We were incorporated in California in 1980 and have been a public company since 1986.

Results of Operations

Net sales. Net sales for the three months ended June 30, 2003 were $11.9 million compared to net sales for the three months ended June 30, 2002 of $9.4 million, an increase of $2.5 million, or 27%. The largest component of this increase was in the mobile market followed by higher sales in the medical and computing markets.

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
	(in thousands)
Mobile	$3,300	$1,300
Computing	3,800	3,300
Medical	1,900	1,000
Lighting	1,100	1,200
Communications, legacy and mature products	1,800	2,600

	$11,900	$9,400

We had expected a decrease in our communications, legacy and mature products as we have notified our customers that we would no longer support many of these products. The customers for the affected products were provided with end of life purchase opportunities. We expect to ship the majority of these end of life product orders during our fiscal second and third quarters. Units shipped during the three months ended June 30, 2003 increased to approximately 55 million units from approximately 32 million units for the three months ended June 30, 2002. Our increased revenue resulted primarily from larger unit sales, which resulted in part from increased sales of existing products and in part from sales of newly introduced products. Our average unit price decreased by approximately 28% during the three months ended June 30, 2003 versus the three months ended June 30, 2002 which was predominately the result of faster growth in our lower price products and to a lesser extent to price decreases. Effective July 1, 2003, we implemented a significant price increase in our medical products which we expect to significantly improve the contribution medical products make to our gross margin.

Cost of Sales. Cost of sales for the three months ended June 30, 2003 increased to $9.2 million compared to $6.4 million for the three months ended June 30, 2002. This $2.8 million increase was comprised of approximately $1.1 million related to the higher volume of sales, $1.1 million related to increased manufacturing costs for products shipped during the quarter and a net change of approximately $680,000 related to inventory reserves which were a net requirement of approximately $260,000 in the June 30, 2003 period and a benefit of approximately $420,000 in the June 30, 2002 period. Of the $1.1 million of increased manufacturing costs, approximately $300,000 related to idle capacity and the remainder was increased spending. The increases in idle capacity and spending primarily related to our inability to further reduce internal manufacturing costs until we complete the fabrication of our end of life products which is projected to occur by the end of the third quarter of fiscal 2004 while we continue to source a larger portion of our products from subcontractor foundries. The net reserve requirements during the three months ended June 30, 2003 were composed of a benefit of approximately $300,000 related to the sale of previously reserved inventory and a write-down of approximately $560,000 related to excess inventory. During the period ending June 30, 2002, there was a benefit of approximately $470,000 related to the sale of previously reserved inventory and a write-down of approximately $50,000 related to excess inventory. We have, during the recent quarters, benefited from the sale of previously reserved inventory due primarily to the large number of products for which we have discontinued future support by placing them in an ‘end of life’ category. These products have been primarily sold through the distribution channel to an erratic and unpredictable demand. As a result, we have experienced the actual sale of some products previously reserved and the requirement to further write-down certain other products for which we had expected to receive orders that did not occur.

Gross Margin. Gross margin is comprised of net sales less costs of sales. Gross margin was $2.8 million for the three months ended June 30, 2003 compared to a gross margin of $3.0 million for the three months ended June 30, 2002. Gross margin, as a percentage of revenues, was 23% for the three months ended June 30, 2003 compared to 32% for the three months ended June 30, 2002. The gross margin dollar and percentage decrease in fiscal 2004 compared to fiscal 2003 was in part the result of not being able to reduce our internal manufacturing costs as we have continued to increase the portion of our revenue that we are sourcing from our foundry subcontractor. We have not been able to further reduce our internal manufacturing costs primarily due to the requirement to maintain the capability to fabricate our end of life product requirements.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks, and other expenses for the development of process technology, new packages and products. Research and development expenses for the three-month period ended June 30, 2003 were $1.1 million and for the same period ended June 30, 2002, research and development expenses were $882,000. These increased expense levels are primarily due to an increase in prototype material expenses.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. Selling, general, and administrative expenses were $2.7 million for each of the three-month periods ended June 30, 2003 and 2002.

Other Expense, Net. Other expense, net, for the three-month periods ending June 30, 2003 and 2002, were $243,000 and $241,000, respectively. For the three-month period ended June 30, 2003 interest expense was higher due to increased borrowings on our equipment lease facility and interest income was lower due to the lower average investment account balances and lower interest rates.

Income Taxes. For the three-month periods ended June 30, 2003 and 2002, there was no provision for income taxes due to the net losses for the periods.

Net Loss. Our net loss increased to $1.2 million for the three months ended June 30, 2003 from $821,000 for the three months ended June 30, 2002 due to the factors described above.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement will have no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect or our financial position or results of operations.

Critical Accounting Policies and Estimates

We described our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2003.

Our critical accounting policies and estimates are those that relate to financial line items that are key indicators of our financial performance and/or that require significant management judgment. Our critical accounting policies include those regarding (1) revenue recognition, (2) inventory and related reserves, (3) impairment of long-lived assets, and (4) litigation. We believe that we have consistently applied judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented. During the three-months ended June 30, 2003, there were no significant changes in the assumptions underlying the judgments and estimates made by management

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of June 30, 2003, excluding restricted cash, was $3.3 million compared to $4.5 million at March 31, 2003. Receivables increased approximately $900,000 to $6.2 million at June 30, 2003 compared to $5.3 million at March 31, 2003, primarily as a result of increased sales. Receivables days sales outstanding were 49 and 47 days as of June 30, 2003 and March 31, 2003, respectively. Inventories decreased approximately $200,000 to $3.4 million at June 30, 2003 compared to $3.6 million at March 31, 2003, as a result of inventory management. Capital expenditures for the three-months ended June 30, 2003, totaled $64,000. Accounts payable and other accrued liabilities increased by approximately $750,000 to $6.6 million in the three month period ended June 30, 2003, compared to $5.8 million at March 31, 2003. This was primarily due to the increase in trade payables of approximately $600,000, higher accrued salary and benefits of approximately $100,000 and an increase in accrued commissions and accrued interest of approximately $100,000.

Operating activities used approximately $571,000 of cash in the three-month period ended June 30, 2003. The most significant usage of our cash was our net loss before non-cash charges of $1.2 million. Non-cash charges of depreciation and amortization were approximately $633,000 and the net change in other current assets and liabilities was approximately $31,000.

We used $285,000 of cash in investing activities during the three-months ended June 30, 2003, which was the result of capital expenditures of $64,000 and an increase in restricted cash related to our long-term debt of $221,000.

Net cash used in financing activities of $341,000 for the three-months ended June 30, 2003 is the result of repayment of debt of $358,000, and proceeds from the issuance of common stock related to employee stock compensation plans of $37,000.

In July 2003, we entered into a stock and warrant purchase agreements pursuant to which we sold, in a private placement, 2,444,244 shares of no par value common stock at $2.25 per share and granted 733,273 five year warrants to purchase shares of common stock with an exercise price of $3.00, raising net proceeds of approximately $5.2 million. In addition, as part of their compensation, we issued the placement agents 73,326 three-year warrants to purchase common stock with an exercise price of $3.00.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of June 30, 2003, the equipment line of credit rate was 7.25%. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. As of June 30, 2003, $2.5 million remained outstanding on the equipment line of credit and $2.5 million was available under the revolving line of credit as of June 30, 2003. We were not in compliance with the tangible net worth covenant under our Agreement as of March 31, 2003, which non-compliance the Bank waived. The Bank also modified this covenant on a go-forward basis and extended the term of the agreement to July 31, 2003. On June 26, 2003, the bank agreed to further modify the loan Agreement such that if we fail in the future to comply with the modified tangible net worth covenant the credit facilities will convert to an asset based lending facility. The Borrowing Base, as defined within the Agreement, must be adequate to support all outstanding obligations with any excess being immediately repaid if the loan is converted to an asset based lending facility. Presently, our Borrowing Base is sufficient to support all outstanding obligations therefore we have continued to classify as long term on our balance sheet, all obligations scheduled to be repaid beyond twelve months. However, there can be no assurance that the Borrowing Base will remain sufficient and we may be required to repay all or part of our outstanding indebtedness to the Bank earlier than scheduled. As of June 30, 2003, we were in compliance with all covenants under the Agreement. However, no assurance can be given that we will be in compliance with our covenants in the future.

On July 31, 2003, we entered into an agreement to modify our existing Loan and Security Agreement with Silicon Valley Bank. The modification extends the term of the agreement for one additional year to July 31, 2004 and subject to compliance with various covenants allows us to borrow an additional $250,000 under the equipment line of credit and an additional $180,000 under the working capital line of credit, still subject to a combined cap of $5.0 million. The modification also reduces the compensating balance we must maintain with the bank to $2.4 million with quarterly reductions assuming we are in full compliance with the agreement.

As of March 31, 2002 and continuing through June 30, 2003 we were not in compliance with certain covenants related to our industrial revenue bonds. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liability to equity and long term debt to working capital. As of June 30, 2003, we were not in compliance with the shareholders equity, debt coverage, and total liabilities to equity and long-term debt to working capital ratio covenants. In accordance with the terms of the industrial revenue bonds, the Company has retained a management consulting firm who has prepared a report to the Issuer and the Trustee making recommendations and establishing a progress schedule over a period not to exceed six successive quarters after the date of issuance of such report, to correct all deficiencies with the covenants. The report of the management consulting firm was completed and filed with the Issuer and the Trustee within 120 days of the end of the fourth consecutive quarter in which the Company was not in compliance with the requirements set forth in the loan agreement. By retaining a management consulting firm and submitting the required remediation report, the Company has complied with the terms of the industrial revenue bonds. The report has been accepted by the Trustee. Accordingly, we have not reclassified the long term portion of this debt of $6.3 million, to short term on our balance sheet at June 30, 2003. While no assurance can be given, the goal of our market focus and fab-lite manufacturing initiatives is to enhance our revenue and gross margin which together with our continuing tight control over operating expenses, would provide operating results enabling us to become compliant and to maintain compliance with the required covenants. In the event that the Company is not in compliance with the financial covenants within the required six successive quarters ending September 2004, the bonds would become due.

Future scheduled maturities of long-term debt, sinking fund requirements and capital lease obligations at June 30, 2003 are $1.3 million in fiscal 2004, $1.7 million in fiscal 2005, $710,000 in fiscal 2006, $283,000 in fiscal 2007, $300,000 in fiscal 2008 and $5.3 million thereafter.

We lease certain of our facilities and sales offices under non-cancelable operating leases, expiring from fiscal 2004 to fiscal 2007. In May 2002, we entered into a facility lease for office and light manufacturing space in Milpitas, California. Future minimum lease payments under these leases are $372,000 in fiscal 2004, $498,000 in fiscal 2005, $241,000 in fiscal 2006 and $9,000 in fiscal 2007. The Company has approximately $630,000 of non-cancelable purchase commitments to vendors at June 30, 2003.

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state-licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred to matter to the State Department of Toxic Substances Control (DTSC) for follow-up. A walk-through of the facility occurred in May 2003 with DTSC, during which the agency indicated that a request for additional information could follow. On June 26, 2003 we received correspondence from DTSC requesting that we complete a questionnaire as the next step in the process. If DTSC makes the request, additional samples would be collected and analyzed. Based on the results of such sampling, remedial action could be required. The extent of any remedial action that may be required is not known at this time. However, based on preliminary consultation with our environmental contractor, we do not expect that the cost of any such remedial action would be material, but an estimate of the costs cannot be determined until we receive further information from DTSC. Therefore we have not recognized any expense regarding this contingent liability.

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses.

Our operating plan for fiscal 2004 projects revenue growth and profit improvement, due in part to our focused sales and marketing efforts and in part to gross margin improvement resulting from additional reduction of our internal manufacturing costs and from our manufacturing outsourcing. Our internal manufacturing operations are not large enough to achieve economies of scale that are achievable by our foundry partners. Should we achieve that revenue growth, our foundry partners may require us to purchase additional equipment to increase backend capacity to establish the capacity they dedicate to us and we may require additional equipment financing which we may not be able to obtain on terms we consider reasonable and we may wish to raise additional equity capital beyond that raised in the July 2003 private placement to provide us with cash reserves and to fund future growth. We may also require additional working capital to support the increased levels of receivables and inventory which would be associated with any growth in revenue we are able to achieve. If we do not achieve the operating plan, we may need to further adjust our operations in order to conserve our cash, which would be used to fund operating losses instead of growth. In such event, if we are unable to cut costs quickly enough, we may also need to raise additional equity capital, although such funds may not be available on favorable terms, if at all.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred from our report on Form 10-K for the period ending March 31, 2003.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonable taking into account the totality of the circumstances.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, such control.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our achieving our 2004 operating plan which provides for revenue growth and profit improvement due to focused sales and marketing effort combined with streamlining internal manufacturing operations while continuing our manufacturing outsourcing, (2) our expectation that we have meritorious defenses to pending litigation claims (3) our belief that we will be in compliance with the financial covenants related to our industrial revenue bonds within the period allowed, (4) the goal of our market focus and fab-lite manufacturing initiatives being to enhance our revenue and gross margin, (5) our expectation that the cost of remedial environmental action at our former Milpitas site to be immaterial, and (6) our expectation that we will complete the manufacture of our end of life products during the fiscal 2004 third quarter and we will receive orders for these products. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2003 ended March 31, 2003. These risks and uncertainties also include whether our marketing and sales focus will enable us to penetrate our selected markets; whether those markets continue to exhibit demand for our products and whether there is price erosion in such markets, in part due to whether there is competition in such markets; whether our market focus, which has led to Motorola and Guidant each comprising more than 10% of our sales, will increase our customer concentration and leave us vulnerable to problems involving or sourcing decisions of our larger customers; our ability to forecast our cash requirements and cash availability and our ability to stay in compliance with our bank credit line and bond covenants or else to obtain a waiver of non-compliance or default; the ability of our third party wafer fab vendor to meet in a timely manner our demand for high yield, high quality wafers; whether we will learn unexpected facts during litigation and whether the trier of fact will believe our witnesses who in one case may be a convicted felon; whether core samples at our Milpitas site will display more contamination than expected, whether we run into production difficulties or higher than anticipated demand for our end of life products and whether once we cease manufacturing these products we will be able to reduce expenses as much as we anticipate. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of June 30, 2003 and March 31, 2003, we had not recorded any significant liability on our balance sheet for pending or threatened litigation, claims, or proceedings.

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

The first case involves counterclaims brought by our former CEO, Mr. Desaigoudar on August 3, 1995, after we sued him on May 5, 1995, for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Mr. Batra, who has sued the company and three of our former officers, Messrs. Desaigoudar, Henke and Gupta, on September 13, 1993, and April 19, 1994, in two cases which have been consolidated, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Henke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

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

ITEM 2.	Changes in Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are included:

10.11 Loan Modification Agreement with Silicon Valley Bank dated June 9, 2003

10.12 Loan Modification Agreement with Silicon Valley Bank dated June 26, 2003

31.1 Certification of Robert V. Dickinson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of R. Gregory Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On May 6, 2003, the company filed a Report on Form 8-K dated April 29, 2003 which reported under Item 12 the issuance of a press release relating to preliminary results for its fiscal fourth quarter ended March 31, 2003.

On May 8, 2003, the company filed a Report on Form 8-K dated May 8, 2003, which reported under Item 12 the issuance of a press release relating to the final results for its fiscal fourth quarter ended March 31, 2003.

On June 6, 2003, the company filed a Report on Form 8-K/A related to its May 8, 2003 Form 8-K to incorporate the material into other past and future SEC filings.

On June 13, 2003, the company filed a Report on Form 8-K dated June 10, 2003 which reported under Items 5 and 7 the issuance of press releases relating to the Company’s announcement of the retirement of its Vice President of Operations, Arieh Schifrin, and the appointment of David L. Wittrock to its board of directors to replace J. Daniel McCranie who resigned due to other commitments.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION

(Registrant)

Date: August 14, 2003	By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson, President and CEO
(Principal Executive Officer)

/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)