Form 10-Q/A
period 2002-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2003-08-15
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

FORM 10-Q/A

☒    Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the Period Ended June 30, 2002

or

☐    Transition Report Pursuant To Section 10 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From                                  To

Commission File Number 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 N. McCarthy Blvd., No. 100, Milpitas, California	95035-5112
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A (the “Amendment”) is to revise the condensed financial statements for California Micro Devices Corporation (the “Company”) for the fiscal 2003 first quarter ended June 30, 2002, contained in Part I, Item 1, and correspondingly to revise the Part I, Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations. The Company filed a Form 8-K on May 8, 2003, containing as Exhibit 99.1 a press release issued on May 8, 2003. This press release explained the reasons for and effect of these financial statement revisions, which reasons are repeated in the next paragraph below.

During the first three fiscal quarters of fiscal 2003, the Company expensed certain manufacturing variances in the period incurred, which the Company subsequently determined should have been capitalized to inventory under generally accepted accounting principles (GAAP). This resulted in the need to change the previously reported quarterly results for the first three-quarters of fiscal year 2003. The effect of the change was that on a cumulative basis at the end of each quarter previously reported during fiscal 2003, the Company had overstated its net loss and understated its inventories. Accordingly, the Company has adjusted its financial statements for the first three quarters of fiscal 2003, including its financial statements for the quarter covered by this Amendment, to reflect this change.

The changes made to the financial statements contained in Part I, Item 1 directly affect the cost of sales on the statement of operations, the inventories amount on the balance sheet and the net loss and change in inventories on the statements of cashflows. As a result, these changes indirectly affect amounts such as gross margin, net loss, net loss per share, current assets, accumulated deficit, and shareholders equity. The explanation of these items in the Part I, Item 2 Management Discussion and Analysis of Financial Condition and Result of Operation has been revised accordingly. No other matters are being amended by this Amendment.

June 30, 2002
(in thousands, except per share data)
Cost of sales
As previously reported	$8,148
Effect of restatement	(1,742)

As restated	$6,406

Operating (loss)
As previously reported	$(2,322)
Effect of restatement	1,742

As restated	$(580)

Net loss
As previously reported	$(2,563)
Effect of restatement	1,742

As restated	$(821)

Basic and diluted net loss per share
As previously reported	$(0.18)
Effect of restatement	0.12

As restated	$(0.06)

Inventories
As previously reported	$3,380
Effect of restatement	1,742

As restated	$5,122

Current Assets
As previously reported	$13,627
Effect of restatement	1,742

As restated	$15,369

Total Assets
As previously reported	$26,429
Effect of restatement	1,742

As restated	$28,171

Accumulated Deficit
As previously reported	$(62,517)
Effect of restatement	1,742

As restated	$(60,775)

Shareholder’s Equity
As previously reported	$6,204
Effect of restatement	1,742

As restated	$7,946

It should be noted that these revisions to the fiscal 2003 financial statements for the first three quarters do not affect the audited financial statements for the fiscal years ended March 31, 2002 and March 31, 2003, as the ending inventories for such fiscal years were properly valued under generally accepted accounting principles (GAAP).

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	June 30, 2002	March 31, 2002
	(unaudited)	(1)
	(restated)
ASSETS:
Current assets:
Cash, cash equivalents and short-term investments	$4,206	$7,240
Accounts receivable, net	5,288	4,561
Inventories	5,122	2,784
Prepaids and other current assets	753	679

Total current assets	15,369	15,264

Property, plant and equipment, net	10,550	10,853
Restricted cash	1,105	888
Other long-term assets	1,147	1,232

Total assets	$28,171	$28,237

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,551	$5,085
Accrued liabilities	3,380	4,345
Deferred margin on shipments to distributors	1,339	1,193
Current maturities of long-term debt and capital lease obligations	1,156	2,256

Total current liabilities	11,426	12,879

Long-term debt and capital lease obligations, less current maturities	8,478	7,069
Other long-term liabilities	321	509

Total liabilities	20,225	20,457

Shareholders’ equity:
Common stock	68,721	67,732
Accumulated other comprehensive income	—	2
Accumulated deficit	(60,775)	(59,954)

Total shareholders’ equity	7,946	7,780

Total liabilities and shareholders’ equity	$28,171	$28,237

(1)	Derived from audited financial statements

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,
	2002	2001
	(restated)

Net sales	$9,368	$6,105

Costs and expenses:
Cost of sales	6,406	6,658
Research and development	882	898
Selling, general and administrative	2,660	2,714

Total costs and expenses	9,948	10,270

Operating loss	(580)	(4,165)

Other expense, net	241	126

Net loss	$(821)	$(4,291)

Net loss per share—basic and diluted	$(0.06)	$(0.37)

Weighted average common shares outstanding—basic and diluted	13,927	11,474

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Three Months Ended June 30,
	2002	2001
	(restated)
Cash flows from operating activities:
Net (loss)	$(821)	$(4,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of discontinued inventory	39	—
Depreciation and amortization	707	812
Stock based compensation	72	—
Gain on the sale of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(727)	3,503
Inventories	(2,377)	843
Prepaid expenses and other current assets	(74)	136
Accounts payable and other current liabilities	(201)	(1,060)
Other long term assets	81	—
Other long term liabilities	(188)	—
Deferred margin on shipments to distributors	146	12

Net cash used in operating activities	(3,346)	(45)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,661)
Sales of short-term investments	—	3,612
Capital expenditures	(683)	(486)
Net change in restricted cash	(217)	(214)

Net cash (used in) provided by investing activities	(900)	251

Cash flows from financing activities:
Repayments of capital lease obligations	—	(160)
Repayments of long-term debt	(1,895)	(356)
Borrowings of long-term debt	2,190	—
Proceeds from issuance of common stock	917	107

Net cash provided by (used in) financing activities	1,212	(409)

Net decrease in cash and cash equivalents	(3,034)	(203)
Cash and cash equivalents at beginning of period	6,940	2,309

Cash and cash equivalents at end of period	$3,906	$2,106

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

3.    Inventories

The components of inventory consist of the following (amounts in thousands):

	June 30, 2002	March 31, 2002
Raw materials	$542	$355
Work-in-process	1,850	1,602
Finished goods	2,730	827

	$5,122	$2,784

Included in finished goods is $1.7 million related to certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and inventory has been adjusted to reflect this change.

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

5.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	June 30,
	2002	2001
	(in thousands, except per share amounts)
Basic:
Net loss	$(821)	$(4,291)

Weighted average shares	13,927	11,474

Net loss per share—basic	$(0.06)	$(0.37)

Diluted:
Net loss	$(821)	$(4,291)
Weighted average shares	13,927	11,474
Dilutive effect of stock options	—	—

	13,927	11,474

Net loss per share—diluted	$(0.06)	$(0.37)

Net loss has been adjusted for $1.7 million related to certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and net loss, net loss per share basic and net loss per share diluted have been adjusted to reflect this change.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our expectation that our production of chip scale products will ramp throughout this year, (2) our schedule for closing down our Milpitas plant and the timing of the balance of our remaining manufacturing transition charges, (3) plan for revenue growth and profit improvement due to focused sales and marketing effort and manufacturing outsourcing, (4) our expectation that we have meritous defenses to pending litigation claims, (5) our belief that we will be in compliance with the financial covenants related to our industrial revenue bonds within the one-year period allowed, (6) our expectation that our expenses will decrease and our gross margin will increase as we continue to outsource our wafer fabrication, and the corresponding expectation that cost of sales will decrease, (7) our plan to outsource a significant portion of our wafer manufacturing and to consolidate all of our internal wafer fabrication activities into our Tempe, AZ facility, with selected high-value backend manufacturing operations continuing at our Milpitas, CA headquarters, and (8) our requirements and plans for future equity financing. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2002 ended March 31, 2002. These risks and uncertainties also include whether our marketing and sales focus will enable us to penetrate our selected markets; whether those markets continue to exhibit demand for our products; whether our market focus, which has lead to Motorola, Hewlett Packard, Guidant Corporation and Lumileds each comprising more than 10% of our sales, will increase our customer concentration and leave us vulnerable to problems involving or sourcing decisions of our larger customers; our ability to forecast our cash requirements and cash availability and our ability to stay in compliance with our bank credit line and bond covenants; and the ability of our third party wafer fab vendor to meet in a timely manner our demand for high yield, high quality wafers. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Gross Margin.    Gross margin is composed of net sales less cost of sales. Gross margin, as a percentage of net sales, increased to a positive 32% in the quarter ended June 30, 2002 from a negative 9% in the quarter ended June 30, 2001. Gross margin for the quarter ended June 30, 2002, includes a benefit of $350,000 related to the sale of inventory that was fully reserved and charges of approximately $1.6 million related to idle capacity costs, which are expensed as incurred. For the quarter ended June 30, 2001, gross margin included a charge of $1.3 million resulting from a provision for excess or slow moving inventory and $1.4 million of idle capacity costs.

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

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of June 30, 2002, was $4.2 million compared to $7.2 million at March 31, 2002. Receivables increased to $5.3 million at June 30, 2002 compared to $4.6 million at March 31, 2002, primarily as a result of increased sales. Receivables days sales outstanding remained constant at 53 days as of June 30, 2002 and March 31, 2002. Inventories increased $2.3 million from March 31, 2002 to $5.1 million at June 30, 2002, as a result of increased levels of production in response to customer demand. Capital expenditures for the three months ended June 30, 2002, totaled $683,000 reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up throughout this fiscal year.

Operating activities used $3.3 million of cash in the quarter ended June 30, 2002. The most significant usage of our cash was our net loss before non-cash charges of $821,000. Increases in accounts receivable, inventories, prepaids and other current assets and decreases in accounts payable and other long-term liabilities used an additional $3.5 million of cash. These uses of cash were partially offset by a decrease in other long-term assets and an increase in deferred margin on shipments to distributors of $227,000.

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

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

Date:	August 15, 2003	By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson, President and CEO

		By:	/s/ R. GREGORY MILLER
R. Gregory Miller Vice President Finance & Administration and CFO (Principal Financial Officer)