Form 10-Q/A
period 2002-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2003-08-18
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 3 to

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

EXPLANATORY NOTE

Registrant filed its initial Form 10-Q for the fiscal quarter ended June 30, 2002, on August 14, 2002. Registrant then filed Amendment No. 1 to that filing to correct some typographical errors in the bylaw exhibit on March 24, 2003. Registrant subsequently desired to amend the Form 10-Q for the reasons described below and prepared a draft Amendment No. 2 to do so. Unfortunately, that draft was inadvertently filed on August 15, 2003, due to third party error before various corrections had been made. This Amendment No. 3 is being filed to make these corrections, which primarily involve the officer certifications and the inclusion of Part II, Item 6. Therefore, this Amendment No. 3 supersedes Amendment No. 2 in its entirety.

The purpose of this Amendment No. 3 on Form 10-Q/A (the “Amendment”) is to revise the condensed financial statements for California Micro Devices Corporation (the “Company”) for the fiscal 2003 first quarter ended June 30, 2002, contained in Part I, Item 1, and correspondingly to revise the Part I, Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations. The Company filed a Form 8-K on May 8, 2003, containing as Exhibit 99.1 a press release issued on May 8, 2003. This press release explained the reasons for and effect of these financial statement revisions, which reasons are repeated in the next paragraph below.

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

The changes made to the financial statements contained in Part I, Item 1 directly affect the cost of sales on the statement of operations, the inventories amount on the balance sheet and the net loss and change in inventories on the statement of cash flows. As a result, these changes indirectly affect amounts such as gross margin, net loss, net loss per share, current assets, accumulated deficit, and shareholders equity. The explanation of these items in the Part I, Item 2 Management Discussion and Analysis of Financial Condition and Result of Operation has been revised accordingly. No other matters are being amended by this Amendment, except to provide officer certifications which are now required by the Sarbanes-Oxley Act.

The table below shows the adjustments made to effect the changes on these various accounts.

June 30, 2002
(in thousands, except per share data)
Cost of sales
As previously reported	$8,148
Effect of adjustment	(1,742)

As adjusted	$6,406

Operating (loss)
As previously reported	$(2,322)
Effect of adjustment	1,742

As adjusted	$(580)

Net loss
As previously reported	$(2,563)
Effect of adjustment	1,742

As adjusted	$(821)

Basic and diluted net loss per share
As previously reported	$(0.18)
Effect of adjustment	0.12

As adjusted	$(0.06)

Inventories
As previously reported	$3,380
Effect of adjustment	1,742

As adjusted	$5,122

Current Assets
As previously reported	$13,627
Effect of adjustment	1,742

As adjusted	$15,369

June 30, 2002
(in thousands, except per share data)
Total Assets
As previously reported	$26,429
Effect of adjustment	1,742

As adjusted	$28,171

Accumulated Deficit
As previously reported	$(62,517)
Effect of adjustment	1,742

As adjusted	$(60,775)

Shareholder’s Equity
As previously reported	$6,204
Effect of adjustment	1,742

As adjusted	$7,946

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

5.    Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted loss per share:

	June 30,
	2002	2001
	(in thousands, except per share amounts)
Basic:
Net loss	$(821)	$(4,291)

Weighted average shares—basic and diluted	13,927	11,474

Net loss per share—basic and diluted	$(0.06)	$(0.37)

Net loss has been adjusted by $1.7 million related to certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and net loss, net loss per share basic and net loss per share diluted have been adjusted to reflect this change.

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

PART II.    OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

3(ii)	Bylaws, as amended. *

10.14	Form of Officer and Director Indemnification Agreement. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert V. Dickinson, principal executive officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Gregory Miller, principal financial officer.

32.1	Section 1350 Certification of Robert V. Dickinson, chief executive officer.

32.2	Section 1350 Certification of R. Gregory Miller, chief financial officer.

*    Previously filed.

(b)    Form 8-K

On May 15, 2002, we filed a Form 8-K under Item 5, reporting financial information for the quarter and fiscal year ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

Date:	August 18, 2003	By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson, President and CEO

		By:	/s/ R. GREGORY MILLER
R. Gregory Miller Vice President Finance & Administration and CFO (Principal Financial Officer)