Form 10-Q/A
period 2002-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2003-09-18
CIK 800460

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (the “Amendment”) is to revise the condensed financial statements for California Micro Devices Corporation (the “Company”) for the fiscal 2003 second quarter ended September 30, 2002, contained in Part I, Item 1, and correspondingly to revise the Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company filed a Form 8-K on May 8, 2003, containing as Exhibit 99.1 a press release issued on May 8, 2003. This press release explained the reasons for and effect of these financial statement revisions, which reasons are repeated in the next paragraph below.

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

The changes made to the financial statements contained in Part I, Item 1 directly affect cost of sales on the statement of operations, the inventories amount on the balance sheet and the net loss and change in inventories on the statement of cash flows. As a result, these changes indirectly affect amounts such as gross margin, net loss, net loss per share, current assets, accumulated deficit, and shareholders’ equity. The explanation of these items in Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised accordingly. No other matters are being amended by this Amendment, except to provide officer certifications, which are now required by the Sarbanes-Oxley Act.

The table below shows the adjustments made to effect the changes on these various accounts.

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
	(in thousands, except per share data)
Cost of sales
As previously reported	$8,436	$16,584
Effect of adjustment	625	(1,117)

As adjusted	$9,061	$15,467
Operating (loss)
As previously reported	$(1,076)	$(3,398)
Effect of adjustment	(625)	1,117

As adjusted	$(1,701)	$(2,281)
Net loss
As previously reported	$(1,341)	$(3,904)
Effect of adjustment	(625)	1,117

As adjusted	$(1,966)	$(2,787)
Basic and diluted net loss per share
As previously reported	$(0.09)	$(0.28)
Effect of adjustment	(0.05)	0.08

As adjusted	$(0.14)	$(0.20)

September 30, 2002
(in thousands, except per share data)
Inventories
As previously reported	$4,390
Effect of adjustment	1,117

As adjusted	$5,507
Current Assets
As previously reported	$14,868
Effect of adjustment	1,117

As adjusted	$15,985
Total Assets
As previously reported	$28,029
Effect of adjustment	1,117

As adjusted	$29,146
Accumulated Deficit
As previously reported	$(63,858)
Effect of adjustment	1,117

As adjusted	$(62,741)
Shareholder’s Equity
As previously reported	$5,424
Effect of adjustment	1,117

As adjusted	$6,541

It should be noted that these revisions to the fiscal 2003 financial statements for the first three quarters do not affect the audited financial statements for the fiscal years ended March 31, 2002 and March 31, 2003, as the ending inventories for such fiscal years were properly valued under generally accepted accounting principles (GAAP).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS

(amounts in thousands)

	September 30, 2002	March 31, 2002
	(unaudited)	(1)
	(restated)
ASSETS:
Current assets:
Cash, cash equivalents and short-term investments	$4,084	$7,240
Accounts receivable, net	5,638	4,561
Inventories	5,507	2,784
Prepaids and other current assets	756	679

Total current assets	15,985	15,264
Property, plant and equipment, net	11,186	10,853
Restricted cash	972	888
Other long-term assets	1,003	1,232

Total assets	$29,146	$28,237

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Short-term debt	$1,094	$—
Accounts payable	5,419	5,085
Accrued liabilities	3,231	4,345
Deferred margin on shipments to distributors	1,737	1,193
Current maturities of long-term debt and capital lease obligations	1,601	2,256

Total current liabilities	13,082	12,879
Long-term debt and capital lease obligations, less current maturities	9,240	7,069
Other long-term liabilities	283	509

Total liabilities	22,605	20,457

Shareholders’ equity:
Common stock	69,282	67,732
Accumulated other comprehensive income	—	2
Accumulated deficit	(62,741)	(59,954)

Total shareholders’ equity	6,541	7,780

Total liabilities and shareholders’ equity	$29,146	$28,237

(1)	Derived from audited financial statements

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(restated)		(restated)
Net sales	$10,761	$8,638	$20,129	$14,743
Costs and expenses:
Cost of sales	9,061	8,986	15,467	15,644
Research and development	894	1,027	1,776	1,925
Selling, general and administrative	2,507	2,463	5,167	5,177
Special charges	—	4,110	—	4,110

Total costs and expenses	12,462	16,586	22,410	26,856

Operating loss	(1,701)	(7,948)	(2,281)	(12,113)
Other expense, net	265	313	506	439

Net loss	$(1,966)	$(8,261)	$(2,787)	$(12,552)

Net loss per share - basic and diluted	$(0.14)	$(0.71)	$(0.20)	$(1.09)

Weighted average common shares outstanding - basic and diluted	14,209	11,575	14,069	11,525

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Six Months Ended September 30
	2002	2001
	(restated)
Cash flows from operating activities:
Net (loss)	$(2,787)	$(12,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of special charges	—	3,395
Write-off of discontinued inventory	141	511
Depreciation and amortization	1,399	1,627
Stock based compensation	71	—
Gain on the sale of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(1,077)	3,437
Inventories	(2,864)	2,180
Prepaids and other current assets	(77)	101
Accounts payable and other current liabilities	(482)	286
Other long term assets	221	14
Other long term liabilities	(226)	—
Deferred margin on shipments to distributors	544	(253)

Net cash used in operating activities	(5,140)	(1,254)

Cash flows from investing activities:
Purchases of short-term investments	—	(4,772)
Sales of short-term investments	300	5,929
Capital expenditures	(1,945)	(1,180)
Net change in restricted cash	(84)	(69)

Net cash used in investing activities	(1,729)	(92)

Cash flows from financing activities:
Short-term borrowings	1,094	—
Repayments of capital lease obligations	(3)	(165)
Repayments of long-term debt	(2,056)	(687)
Borrowings of long-term debt	3,499	499
Proceeds from issuance of common stock	1,479	751

Net cash provided by financing activities	4,013	398

Net decrease in cash and cash equivalents	(2,856)	(948)
Cash and cash equivalents at beginning of period	6,940	2,309

Cash and cash equivalents at end of period	$4,084	$1,361

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

3. Inventories

The components of inventory consist of the following (amounts in thousands):

	September 30, 2002	March 31, 2002
Raw materials	$563	$355
Work-in-process	2,256	1,602
Finished goods	2,688	827

	$5,507	$2,784

Finished goods as of September 30, 2002 was adjusted by $1.1 million related to certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and inventory has been adjusted to reflect this change.

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

5. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss	$(1,966)	$(8,261)	$(2,787)	$(12,552)

Weighted average shares—basic and diluted	14,209	11,575	14,069	11,525

Net loss per share—basic and diluted	$(0.14)	$(0.71)	$(0.20)	$(1.09)

Net loss includes an adjustment of a $625,000 charge for the three months ended September 30, 2002 and a $1.1 million benefit for the six months ended September 30, 2002, for certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and the net loss and basic and diluted net loss per share have been adjusted to reflect this change.

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

6. Comprehensive Income/(Loss)

Comprehensive loss for the three and six-month periods ended September 30, 2002 was $(1,966,000) and $(2,787,000), respectively, and the comprehensive loss for the three and six month periods ended September 30, 2001 was $(8,267,000) and $(12,563,000), respectively.

Comprehensive loss includes an adjustment of a $625,000 charge for the three months ended September 30, 2002 and a $1.1 million benefit for the six months ended September 30, 2002, for certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and the comprehensive loss has been adjusted to reflect this change.

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

10. Lease Commitments

In May 2002, we signed an operating sublease for approximately 26,000 square feet of office and light manufacturing space in Milpitas, CA to be used as our headquarters and for selected back-end manufacturing. The sublease term is 38 months. Future non-cancelable minimum lease payments under this sublease at September 30, 2002 are $151,000 in the remainder of fiscal 2003, $409,000 in fiscal 2004, $472,000 in fiscal 2005 and $214,000 in fiscal 2006. No major lease commitments were entered into between July 2002 and September 2002.

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

FORWARD LOOKING STATEMENTS

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

					Change
	Net Sales Fiscal 03		Net Sales Fiscal 02		2nd Qtr		1st 6 Months
Market	2nd Qtr	1st 6 Months	2nd Qtr	1st 6 Months	$	%	$	%
Mobile	$3.0	$4.3	$0.4	$0.5	$2.6	650%	$3.8	760%
Computing	3.7	7.1	3.7	6.3	0.0	0%	0.8	13%
Lighting	1.0	2.1	0.7	1.0	0.3	43%	1.1	110%
Medical	1.2	2.2	0.8	1.5	0.4	50%	0.7	47%
Other*	1.9	4.4	3.0	5.4	(1.1)	(37)%	(1.0)	(19)%

Total	$10.8	$20.1	$8.6	$14.7	$2.2	26%	$5.4	37%

*	Communication infrastructure, legacy, and other

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

Gross Margin. Gross margin is composed of net sales less cost of sales. Gross margin, as a percentage of net sales, increased to a positive 16% and 23% in the three and six-month periods ended September 30, 2002, respectively from a negative 4% and a negative 6% in the three and six-month periods ended September 30, 2001, respectively. Gross margin for the three and six-month periods ended September 30, 2002, includes a benefit of $533,000 and $1.0 million related to the sale of inventory that was fully reserved in prior periods. For the six-month period ended September 30, 2001, gross margin included a charge of $511,000 for restructuring charges related to discontinued products, and for the six-month period ended September 30, 2002 gross margin included a charge of $440,000 for the manufacturing transition. Idle capacity charges for the three and six-month periods ended September 30, 2002, which were expensed as incurred, were approximately $1.7 million and $3.3 million, respectively, and during the comparable periods last year, the idle capacity charges were $1.8 million and $3.2 million, respectively. The gross margin percentage improvement is primarily the result of the sale of previously reserved inventory and approximately the same dollar charge for idle capacity on a higher revenue level which reduced the relative negative impact on gross margin.

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

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of September 30, 2002, was $4.1 million compared to $7.2 million at March 31, 2002. Short-term debt increased to $1.1 million at September 30, 2002 compared to zero short-term debt as of March 31, 2002. Receivables increased $1.0 million to $5.6 million at September 30, 2002 compared to $4.6 million at March 31, 2002, primarily as a result of increased sales. Receivables days sales outstanding were 48 and 55 days as of September 30, 2002 and March 31, 2002, respectively. Inventories increased $2.7 million from March 31, 2002 to $5.5 million at September 30, 2002, as a result of increased levels of production in response to both expected and actual customer demand and to bridge the transition of our production from our Milpitas facility to our Tempe facility. Capital expenditures for the six months ended September 30, 2002, totaled $1.9 million, reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up throughout this fiscal year. Accounts payable and other accrued liabilities decreased by $482,000, along with the transfer of equipment of $298,000 to a vendor, to $8.6 million in the six-month period ending September 30, 2002, compared to $9.4 million at March 31, 2002.

Operating activities used $5.1 million of cash in the six-month period ended September 30, 2002. The most significant usage of our cash was our net loss of $2.8 million. Increases in accounts receivable, inventories, prepaids and other current assets and decreases in accounts payable and other current liabilities, and other long-term liabilities used an additional $4.7 million of cash. These uses of cash were partially offset by depreciation and other non-cash charges of $1.6 million and a decrease in other long-term assets and an increase in deferred margin on shipments to distributors of $765,000.

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

PART II. OTHER INFORMATION

ITEM 4. Exhibits and Reports on Form 8-K

(a)		Exhibits

	Exhibit A	1995 EMPLOYEE STOCK OPTION PLAN*
	Exhibit B	1995 NON-EMPLOYEE DIRECTORS’ STOCK OPTION PLAN*
	Exhibit C	1995 EMPLOYEE STOCK PURCHASE PLAN*
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert V. Dickinson, principal executive officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Gregory Miller, principal financial officer
	32.1	Section 1350 Certification of Robert V. Dickinson, chief executive officer
	32.2	Section 1350 Certification of R. Gregory Miller, chief financial officer
* Previously filed

(b)		Reports on Form 8-K No report on Form 8-K was filed during the quarter for which this report of Form 10-Q is filed

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION

(Registrant)

Date: September 18, 2003	By:	/s/ Robert V. Dickinson
Robert V. Dickinson, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ R. Gregory Miller
R. Gregory Miller
Vice President Finance & Chief Financial Officer
(Principal Financial Officer)