Form 10-Q/A
period 2002-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2003-09-18
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2 to

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

The number of shares of the registrant’s Common Stock outstanding as of February 13, 2003 was 15,880,926.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A (the “Amendment”) is to revise the condensed financial statements for California Micro Devices Corporation (the “Company”) for the fiscal 2003 third quarter ended December 31, 2002, contained in Part I, Item 1, and correspondingly to revise the Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company filed a Form 8-K on May 8, 2003, containing as Exhibit 99.1 a press release issued on May 8, 2003. This press release explained the reasons for and effect of these financial statement revisions, which reasons are repeated in the next paragraph below.

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

The table below shows the adjustments made to effect the changes on these various accounts.

	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002
	(in thousands, except per share data)
Cost of sales
As previously reported	$8,013	$24,597
Effect of adjustment	(29)	(1,146)

As adjusted	$7,984	$23,451
Operating income (loss)
As previously reported	$89	$(3,309)
Effect of adjustment	29	1,146

As adjusted	$118	$(2,163)
Net loss
As previously reported	$(193)	$(4,097)
Effect of adjustment	29	1,146

As adjusted	$(164)	$(2,951)
Basic and diluted net loss per share
As previously reported	$(0.01)	$(0.29)
Effect of adjustment	—	0.08

As adjusted	$(0.01)	$(0.21)

December 31, 2002
(in thousands, except per share data)
Inventories
As previously reported	$4,188
Effect of adjustment	1,146

As adjusted	$5,334
Current Assets
As previously reported	$14,831
Effect of adjustment	1,146

As adjusted	$15,977
Total Assets
As previously reported	$27,546
Effect of adjustment	1,146

As adjusted	$28,692
Accumulated Deficit
As previously reported	$(64,052)
Effect of adjustment	1,146

As adjusted	$(62,906)
Shareholder’s Equity
As previously reported	$10,143
Effect of adjustment	1,146

As adjusted	$11,289

It should be noted that these revisions to the fiscal 2003 financial statements for the first three quarters do not affect the audited financial statements for the fiscal years ended March 31, 2002 and March 31, 2003, as the ending inventories for such fiscal years were properly valued under generally accepted accounting principles (GAAP).

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS

(amounts in thousands)

	December 31, 2002	March 31, 2002
	(unaudited)	(1)
	(restated)
ASSETS:
Current assets:
Cash, cash equivalents and short-term investments	$4,363	$7,240
Accounts receivable, net	5,596	4,561
Inventories	5,334	2,784
Prepaids and other current assets	684	679

Total current assets	15,977	15,264
Property, plant and equipment, net	10,654	10,853
Restricted cash	1,195	888
Other long-term assets	866	1,232

Total assets	$28,692	$28,237

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,787	$5,085
Accrued liabilities	2,036	4,345
Deferred margin on shipments to distributors	1,831	1,193
Current maturities of long-term debt and capital lease obligations	1,609	2,256

Total current liabilities	8,263	12,879
Long-term debt and capital lease obligations, less current maturities	8,878	7,069
Other long-term liabilities	262	509

Total liabilities	17,403	20,457

Shareholders’ equity:
Common stock	74,195	67,732
Accumulated other comprehensive income	—	2
Accumulated deficit	(62,906)	(59,954)

Total shareholders’ equity	11,289	7,780

Total liabilities and shareholders’ equity	$28,692	$28,237

(1)	Derived from audited financial statements

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(restated)		(restated)
Net sales	$11,284	$7,045	$31,413	$21,788
Costs and expenses:
Cost of sales	7,984	12,676	23,451	28,320
Research and development	923	993	2,699	2,918
Selling, general and administrative	2,452	2,876	7,619	8,053
Special charges	(193)	45	(193)	4,155

Total costs and expenses	11,166	16,590	33,576	43,446

Operating profit (loss)	118	(9,545)	(2,163)	(21,658)
Other expense, net	282	162	788	601

Net loss	$(164)	$(9,707)	$(2,951)	$(22,259)

Net loss per share - basic and diluted	$(0.01)	$(0.79)	$(0.21)	$(1.89)

Weighted average common shares outstanding - basic and diluted	14,871	12,264	14,337	11,771

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2002	2001
	(restated)
Cash flows from operating activities:
Net loss	$(2,951)	$(22,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash portion of special charges	—	3,395
Write-off of discontinued inventory	141	3,783
Provision for distributor discontinued inventory, net	—	1,125
Depreciation and amortization	2,037	2,315
Stock based compensation	71	—
Gain on the sale of fixed assets	(3)	—
Changes in assets and liabilities:
Accounts receivable	(1,035)	5,052
Inventories	(2,691)	3,679
Prepaids and other current assets	(5)	622
Accounts payable and other current liabilities	(4,309)	309
Other long term assets	354	(8)
Other long term liabilities	(247)	3
Deferred margin on shipments to distributors	638	(447)

Net cash used in operating activities	(8,000)	(2,431)

Cash flows from investing activities:
Purchases of short-term investments	—	(4,772)
Sales of short-term investments	300	7,493
Capital expenditures	(2,049)	(1,559)
Net change in restricted cash	(307)	(288)

Net cash (used in) provided by investing activities	(2,056)	874

Cash flows from financing activities:
Borrowings of short-term debt	1,094	—
Repayments of short-term debt	(1,094)	—
Repayments of capital lease obligations	(5)	(170)
Repayments of long-term debt	(2,406)	(1,105)
Borrowings of long-term debt	3,499	499
Proceeds from private placement of common stock	4,768	7,610
Proceeds from issuance of common stock	1,623	900

Net cash provided by financing activities	7,479	7,734

Net (decrease) increase in cash and cash equivalents	(2,577)	6,177
Cash and cash equivalents at beginning of period	6,940	2,309

Cash and cash equivalents at end of period	$4,363	$8,486

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

3. Inventories

The components of inventory consist of the following (amounts in thousands):

	December 31, 2002	March 31, 2002
Raw materials	$1,111	$355
Work-in-process	1,969	1,602
Finished goods	2,254	827

	$5,334	$2,784

Finished goods as of December 31, 2002 was adjusted by $1.1 million related to certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and inventory has been adjusted to reflect this change.

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

5. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Net loss	$(164)	$(9,707)	$(2,951)	$(22,259)

Weighted average shares—basic and diluted	14,871	12,264	14,337	11,771

Net loss per share—basic and diluted	$(0.01)	$(0.79)	$(0.21)	$(1.89)

Net loss includes an adjustment of a $29,000 benefit for the three months ended December 31, 2002 and a $ 1.1 million benefit for the nine months ended December 31, 2002, for certain manufacturing variances that were previously expensed in the period incurred. We subsequently determined that these manufacturing variances should have been capitalized and the net loss and basic and diluted net loss per share have been adjusted to reflect this change.

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

	Restructuring Liability at March 31, 2002	Cash Payments	Adjustments	Restructuring Liability at December 31, 2002
	(in thousands)
Workforce reduction	$438	$332	106	$—
Facilities and other	273	61	87	125

	$711	$393		$125

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

Gross Margin. Gross margin, as a percentage of net sales, increased to a positive 29% and 25% in the three and nine-month periods ended December 31, 2002, respectively from a negative 80% and a negative 30% in the three and nine-month periods ended December 31, 2001, respectively. Gross margin for the three and nine-month periods ended December 31, 2002, includes the benefit associated with the sale of fully-reserved inventory for which reserves of $300,000 and $1.4 million had been established in prior periods. For the nine-month period ended December 31, 2001, gross margin included a charge of $4.9 million related to the write-off of discontinued products and for the nine-month period ended December 31, 2002 gross margin included expenses of $511,000 for the manufacturing transition. In the second quarter of fiscal 2002, we began to implement a program to become fab-lite by outsourcing much of our manufacturing operations and to focus our business on high volume products and in markets that we have, or believe we can achieve, a leadership position. We concluded that it was not economic to transfer the manufacturing of many of our smaller and older product lines and that these markets were not strategic, being characterized by a large number of customers who purchased products in relatively small volumes. As part of this process, we designated many of its legacy products as “End of Life” (“EOL”) or “Obsolete” in the second and third quarters of fiscal 2002. Based on our forecast of future demand and historical sales rates, and recognizing that minimal sales and marketing resources would be applied both internally and by our distributors for products so designated, much of the existing internal inventory for these legacy products was deemed to be excess or obsolete and accordingly was reserved as well as the cost related to the inventory held by certain of our distributors. We have been scrapping inventory designated as EOL or Obsolete that remains after last-buy opportunities have expired. The manufacturing transition refers to the restructuring charges we incurred in fiscal 2002 as well as certain of the incremental costs incurred related to reducing our internal manufacturing capacity and expanding our use of foundry partners.

Idle capacity charges for the three and nine-month periods ended December 31, 2002, which were expensed as incurred, were approximately $1.9 million and $5.2 million, respectively, and during the comparable periods last year, the idle capacity charges were $2.5 million and $5.7 million, respectively. These idle capacity charges relate to our Tempe and Milpitas facilities at which we have determined that we have excess capacity. We closed our Milpitas facility at the end of the fiscal 2003 third quarter. This excess capacity is expected to continue even if and when our revenues increase because we would choose to meet the bulk of the increased demand with product manufactured at one or more third party foundries. The gross margin improvement in the three and nine-month periods ended December 31, 2002 is the result of the sale of previously reserved inventory, the reduction in reserves for discontinued products and restructuring charges and the reduction in manufacturing overhead related to the closing of the Milpitas facility.

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

	Restructuring Liability at March 31, 2002	Cash Payments	Adjustments	Restructuring Liability at December 31, 2002
	(in thousands)
Workforce reduction	$438	$332	106	$—
Facilities and other	273	61	87	125

	$711	$393		$125

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

Pre-Tax Loss. We reduced our pre-tax loss for the three months ended December 31, 2002, to $164,000 from $9.7 million for the three months ended December 31, 2001, for the factors described above. Similarly, we reduced our pre-tax loss for the nine-months ended December 31, 2002, to $3.0 million from $22.3 million for the nine-months ended December 31, 2001. During each of the past four quarters, we have reduced the amount of our loss. Our loss for the three months ended December 31, 2002, included the benefit of $193,000 we received when we reversed $193,000 of previously taken charges associated with our restructuring program as described in special charges above. In order to assist us in our drive to become and remain profitable in the future, during the fourth quarter of fiscal 2003, and for the indefinite future thereafter, we have reduced by ten percent the compensation of our approximately twenty employees who are at the director-level or above.

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

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of December 31, 2002, was $4.4 million compared to $7.2 million at March 31, 2002. Receivables increased $1.0 million to $5.6 million at December 31, 2002 compared to $4.6 million at March 31, 2002, primarily as a result of increased sales. Receivables days sales outstanding were 47 and 53 days as of December 31, 2002 and March 31, 2002, respectively. Inventories increased $2.6 million from March 31, 2002 to $5.3 million at December 31, 2002, as a result of increased levels of production in response to both expected and actual customer demand. Capital expenditures for the nine-months ended December 31, 2002, totaled $2.0 million, reflecting primarily our investment in new equipment to support our production of chip scale products, which are expected to ramp up throughout this fiscal year. Accounts payable and other accrued liabilities decreased by $4.6 million to $4.8 million in the nine-month period ending December 31, 2002, compared to $9.4 million at March 31, 2002. This was primarily due to a reduction of trade payables of $2.3 million, refinancing a short term equipment lease into a 36 month equipment lease facility of $600,000, lower accrued salary and benefits of $400,000, payment of restructure charges of $393,000, reversal of the excess restructure reserve of $193,000, and the disposition of reserved distributor inventory of $500,000.

Operating activities used $8.0 million of cash in the nine-month period ended December 31, 2002. The most significant usage of our cash was our net loss of $3.0 million and the decrease in accounts payable and other current liabilities of $4.3 million. Increases in accounts receivable and inventories used an additional $3.6 million of cash. These uses of cash were partially offset by depreciation and other non-cash charges of $2.1 million and a decrease in other long-term assets and an increase in deferred margin on shipments to distributors of $638,000.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included:

10.14.*	License Agreement and its First Amendment with Flip Chip Technologies+#

10.15.*	Loan Default Waiver Agreement with Silicon Valley Bank.

10.16.*	Stock and Warrant Purchase Agreement from November, 2002, Private Placement

10.17.*	Placement Agency Agreement for November, 2002, Private Placement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert V. Dickinson, principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Gregory Miller, principal financial officer

32.1	Section 1350 Certification of Robert V. Dickinson, chief executive officer

32.2	Section 1350 Certification of R. Gregory Miller, chief financial officer

*	Previously filed
#	Confidential Treatment has been requested with respect to certain portions of this agreement.
+	Unless we fail to timely cure any default, this license lasts in perpetuity.

(b) Reports on Form 8-K

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