Form 10-K/A
period 2003-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2003-09-26
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1 to

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

As of May 30, 2003, the number of shares of the Registrant’s common stock outstanding was 15,887,606.

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s Annual Meeting of Shareholders held August 8, 2003.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2003 (the “Original Report”) to correct clerical errors in unaudited Footnote 17 - “Quarterly Financial Data” of Item 8 – “Financial Statements and Supplementary Data” contained in the Original Report. These errors were in the balance sheet data for the quarters ended September 30, 2002, and December 31, 2002, in which the “Effect of Restatement” data were originally shown as ($625) and $29, respectively, instead of $1,117 and $1,146, respectively. These errors caused us to make corresponding changes to the corresponding “As restated” data as well. As a result of these corrections, Footnote 17 is now consistent with the amended quarterly reports on Form 10-Q/A for these periods filed with the Securities and Exchange Commission on September 18, 2003, and the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2003. These corrections have no effect on any of the audited data contained in the Original Report. Thus, no changes in the financial statements or other items of the Original Report are necessary, except to include updated officer certifications as Exhibits 31 and 32 to this Amendment. This Amendment does not reflect events occurring after the filing of the Original Report, or modify or update the disclosures contained in the Original Report in any way other than as required to reflect the corrections described above.

ITEM 8. Financial Statements and Supplementary Data.

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

The pro forma net loss and basic and diluted pro forma loss per share information for the year ended March 31, 2002 in the table above have been restated to reflect the correction of a clerical error. The restatement decreased pro forma net loss by approximately $1.0 million, and decreased the pro forma basic and diluted net loss per share by $.07.

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

CALIFORNIA MICRO DEVICES CORPORATION

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

The following is a summary of stock option activity and related information, including Non-Plan Options (in thousands, except per share data):

	Shareholder Approved Plans		Non- Shareholder Approved Plan		All Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at March 31, 2000	1,952	$4.27	—	$—	1,952	$4.27
Granted	671	$17.05	—	$—	671	$17.05
Exercised	(370)	$3.63	—	$—	(370)	$3.63
Canceled	(197)	$14.64	—	$—	(197)	$14.64

Balance at March 31, 2001	2,056	$7.56	—	$—	2,056	$7.56
Granted	730	$6.87	650	$5.86	1,380	$6.40
Exercised	(252)	$3.36	—	$—	(252)	$3.36
Canceled	(394)	$11.40	—	$—	(394)	$11.40

Balance at March 31, 2002	2,140	$7.11	650	$5.86	2,790	$6.82
Granted	761	$5.31	—	$—	761	$5.31
Exercised	(387)	$3.51	—	$—	(387)	$3.51
Canceled	(222)	$8.71	—	$—	(222)	$8.71

Balance at March 31, 2003	2,292	$6.97	650	$5.86	2,942	$6.73

CALIFORNIA MICRO DEVICES CORPORATION

The following table summarizes information about options outstanding at March 31, 2003:

	Options Outstanding		Options Exercisable
Range of Exercises Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(thousands)			(thousands)
$2.25–$2.88	172	4.02	$2.81	171	$2.81
$2.97–$3.50	156	5.47	$3.22	139	$3.23
$3.93–$3.93	46	1.87	$3.93	46	$3.93
$3.94–$5.88	828	9.04	$4.86	100	$4.91
$6.40–$6.40	450	8.04	$6.40	197	$6.40
$6.44–$6.50	187	6.76	$6.44	174	$6.44
$6.70–$6.70	271	8.39	$6.70	112	$6.70
$6.84–$8.05	453	8.47	$7.44	129	$7.71
$8.19–$12.50	272	6.09	$10.77	183	$10.48
$17.94–$22.56	107	7.34	$22.35	55	$22.26

$2.25–$22.56	2,942	7.67	$6.73	1,306	$6.79

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

CALIFORNIA MICRO DEVICES CORPORATION

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

	For the Three Months Ended
	June 30, 2002	September 30, 2002		December 31, 2002		March 31, 2003
	(in thousands, except per share data)
Fiscal 2003:
Net sales	$9,368	$10,761		$11,284		$10,771
Cost of sales
As previously reported	8,148	8,436		8,013		10,600	(4)
Effect of restatement	(1,742)	625		(29)		—

As restated	6,406	9,061		7,984		10,600
Operating (loss) income
As previously reported	$(2,322)	$(1,076)		$89		$(3,263	)(4)
Effect of restatement	1,742	(625)		29		—

As restated	$(580)	$(1,701)		$118	(1)	$(3,263)
Net loss
As previously reported	$(2,563)	$(1,341)		$(193)		$(3,540	)(4)
Effect of restatement	1,742	(625)		29		—

As restated	$(821)	$(1,966)		$(164)		$(3,540)
Basic and diluted net loss per share
As previously reported	$(0.18)	$(0.09)		$(0.01)		$(0.22)
Effect of restatement	0.12	(0.05)		—		—

As restated	$(0.06)	$(0.14)		$(0.01)		$(0.22)

Fiscal 2002:
Net sales	$6,105	$8,638		$7,045		$8,156
Cost of sales	6,658	8,986		12,676	(3)	9,833
Operating loss	(4,165)	(7,948	)(2)	(9,545	)(3)	(6,111)
Net loss	$(4,291)	$(8,261	)(2)	$(9,707	)(3)	$(6,346)
Basic and diluted net (loss) per share	$(0.37)	$(0.71)		$(0.79)		$(0.46)

(1)	Includes $193,000 of fiscal 2002 restructuring charges that were not required and were reversed in the third quarter of fiscal 2003.
(2)	Includes $4.2 million of restructuring and asset impairment charges.
(3)	Includes write off of discontinued inventory of $4.1 million.
(4)	Includes a provision against inventory of $529,000.

CALIFORNIA MICRO DEVICES CORPORATION

	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003
Inventories
As previously reported	$3,380	$4,390	$4,188	$3,577
Effect of restatement	1,742	1,117	1,146	—

As restated	$5,122	$5,507	$5,334	$3,577
Current Assets
As previously reported	$13,627	$14,868	$14,831	$14,023
Effect of restatement	1,742	1,117	1,146	—

As restated	$15,369	$15,985	$15,977	$14,023
Total Assets
As previously reported	$26,429	$28,029	$27,546	$25,405
Effect of restatement	1,742	1,117	1,146	—

As restated	$28,171	$29,146	$28,692	$25,405
Accumulated Deficit
As previously reported	$(62,517)	$(63,858)	$(64,052)	$(66,445)
Effect of restatement	1,742	1,117	1,146	—

As restated	$(60,775)	$(62,741)	$(62,906)	$(66,445)
Shareholder’s Equity
As previously reported	$6,204	$5,424	$10,143	$7,795
Effect of restatement	1,742	1,117	1,146	—

As restated	$7,946	$6,541	$11,289	$7,795

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

CALIFORNIA MICRO DEVICES CORPORATION

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

Exhibit Number	Description	Document if Incorporated by Reference

3(i)a	Articles of Incorporation, as amended.	Exhibit 3(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

3(i)b	Certificate of Correction of Certificate of Amendment of Articles of Incorporation	Exhibit 3(I)b to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

3(i)c	Certificate of Determination of Series A Participating Preferred Stock	Registration Statement on Form 8-A filed on September 21, 2001.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August, 14, 2002.

4.1	1995 Employee Stock Option, Amended as of July 26, 1996, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001	Registration Statement on Form S-8 filed on May 15, 2002.

4.2	1995 Non-Employee Directors’ Stock Option Plan, Amended as of July 26, 1006, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.

4.3	Stock Purchase Agreement dated November 21, 2001 between the Company and Investors.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 filed on February 14, 2002.

4.4	Non-Qualified Stock Option Agreement by and between the Company and David E. Witkowski dated September 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.

CALIFORNIA MICRO DEVICES CORPORATION

Exhibit Number	Description	Document if Incorporated by Reference

4.5	Non-Qualified Stock Option Agreement by and between the Company and Kenneth E. Thornbrugh dated as of January 24, 2002.	Registration Statement on Form S-8 filed on May 15, 2002.

4.6	Offer letter dated March 29, 2001 between the Company and Robert V. Dickinson, President and CEO of the Company.	Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

4.7	Stock Option Agreement dated April 16, 2001, between the Company and Robert V. Dickinson, President and CEO of the Company.	Exhibit 2 to the Company’s Quarterly Report On Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

10.11	Commitment letter from Comerica Bank.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002. (Confidential treatment has been requested with respect certain portions of this agreement.	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.13	Loan and Security Agreement by and between Silicon Valley Bank and the Company, dated June 17, 2002.	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.14	Loan Default Agreement with Silicon Valley Bank.	Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

10.15	Stock and Warrant Purchase Agreement from November, 2002 Private Placement.	Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

10.16	Placement Agency Agreement for November, 2002 Private Placement.	Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

10.17	License Agreement and its First Amendment with Flip Chip Technologies.	Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 filed on February 14, 2003.

23.1	Consent of Ernst & Young, LLP, Independent

CALIFORNIA MICRO DEVICES CORPORATION

Auditors

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert V. Dickinson, principal executive officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of R. Gregory Miller, principal financial officer

32.1	Statement of Robert V. Dickinson, Chief Executive Officer, under 18 U.S.C. § 1350

32.2	Statement of R. Gregory Miller, Chief Financial Officer, under 18 U.S.C. § 1350

(b)	Reports on Form 8-K:

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

CALIFORNIA MICRO DEVICES CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of September 2003.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of September 2003.

By:

/S/ ROBERT V. DICKINSON Robert V. Dickinson	President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER R. Gregory Miller	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WADE MEYERCORD Wade Meyercord	Chairman of the Board

/S/ EDWARD C. ROSS Edward C. Ross	Director

/S/ JOHN SPRAGUE John Sprague	Director

/s/ DAVID L. WITTROCK David L. Wittrock	Director