Form 10-Q
period 2003-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2003-11-14
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the Period Ended September 30, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2003 was 18,754,735.

CALIFORNIA MICRO DEVICES CORPORATION

ITEM 1. Financial Statements

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS

(amounts in thousands, except share data)

	September 30, 2003	March 31, 2003
	(Unaudited)	(1)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$10,428	$4,513
Accounts receivable, net	5,995	5,281
Inventories	4,361	3,577
Prepaids and other current assets	224	652

Total current assets	21,008	14,023

Property, plant and equipment, net	8,688	10,087
Restricted cash	980	880
Other long-term assets	413	415

Total assets	$31,089	$25,405

LIABILITIES & SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,026	$3,195
Accrued liabilities	3,554	2,631
Deferred margin on shipments to distributors	1,357	1,873
Current maturities of long-term debt and capital lease obligations	1,659	1,603

Total current liabilities	10,596	9,302
Long-term debt and capital lease obligations, less current maturities	7,535	8,308
Other long-term liabilities	38	—

Total liabilities	18,169	17,610

Shareholders’ equity:
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 18,503,343 as of September 30, 2003 and 15,881,176 as of March 31, 2003	79,903	74,240
Accumulated deficit	(66,983)	(66,445)

Total shareholders’ equity	12,920	7,795

Total liabilities and shareholders’ equity	$31,089	$25,405

(1)	Derived from audited financial statements

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net sales	$14,857	$10,761	$26,766	$20,129

Costs and expenses:
Cost of sales	9,986	9,061	19,142	15,467
Research and development	991	894	2,043	1,776
Selling, general and administrative	2,990	2,507	5,668	5,167

Total costs and expenses	13,967	12,462	26,853	22,410

Operating income (loss)	890	(1,701)	(87)	(2,281)
Other expense, net	208	265	451	506

Net income (loss)	$682	$(1,966)	$(538)	$(2,787)

Net income (loss) per share:
Basic	$0.04	$(0.14)	$(0.03)	$(0.20)

Net income (loss) per share:
Diluted	$0.04	$(0.14)	$(0.03)	$(0.20)

Weighted average common shares outstanding:
Basic	17,642	14,209	16,764	14,069

Diluted	17,967	14,209	16,764	14,069

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(538)	$(2,787)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of discontinued inventory	853	141
Write-down of capital equipment	233	—
Depreciation and amortization	1,288	1,399
Stock based compensation	94	71
Gain on the sale of fixed assets	(16)	(3)
Changes in assets and liabilities:
Accounts receivable	(714)	(1,077)
Inventories	(1,637)	(2,864)
Prepaids and other current assets	428	(77)
Other long term assets	(18)	221
Accounts payable and other current liabilities	1,754	(482)
Other long term liabilities	38	(226)
Deferred margin on shipments to distributors	(516)	544

Net cash provided by (used in) operating activities	1,249	(5,140)

Cash flows from investing activities:
Sales of short-term investments	—	300
Proceeds from sale of capital equipment	20	—
Capital expenditures	(106)	(1,945)
Net change in restricted cash	(100)	(84)

Net cash used in investing activities	(186)	(1,729)

Cash flows from financing activities:
Short-term borrowings	—	1,094
Repayments of capital lease obligations	(9)	(3)
Repayments of long-term debt	(708)	(2,056)
Borrowings of long-term debt	—	3,499
Proceeds from private placement of common stock, net	5,176	—
Proceeds from issuance of common stock	393	1,479

Net cash provided by financing activities	4,852	4,013

Net increase (decrease) in cash and cash equivalents	5,915	(2,856)
Cash and cash equivalents at beginning of period	4,513	6,940

Cash and cash equivalents at end of period	$10,428	$4,084

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of September 30, 2003, results of operations for the three and six month periods ended September 30, 2003 and 2002, and cash flows for the six month periods ended September 30, 2003 and 2002. Results for the three and six month periods are not necessarily indicative of fiscal year results.

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

We generally recognize no compensation expense with respect to employee stock grants. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net loss and net loss per share would have been revised to the pro forma amounts below. For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options’ vesting period for stock options granted under our stock option plans and the purchase period for stock purchases under our stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss):
As reported	$682	$(1,966)	$(538)	$(2,787)
Add: Stock-based compensation expense included in reported results	74	—	94	71
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(590)	(900)	(890)	(1,978)

Pro forma net income (loss)	$166	$(2,866)	$(1,334)	$(4,694)

Basic net income (loss) per share
As reported	$0.04	$(0.14)	$(0.03)	$(0.20)
Pro-forma	$0.01	$(0.20)	$(0.08)	$(0.33)
Diluted net income (loss) per share
As reported	$0.04	$(0.14)	$(0.03)	$(0.20)
Pro-forma	$0.01	$(0.20)	$(0.08)	$(0.33)

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee Stock Options
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Six Months Ended September 30, 2003	Six Months Ended September 30, 2002
Expected life in years	3.21	4.08	3.39	4.08
Volatility	0.97	1.02	0.97	1.02
Risk-free interest rate	2.71%	3.00%	2.60%	3.17%

	Employee Stock Purchase Plan
	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Six Months Ended September 30, 2003	Six Months Ended September 30, 2002
Expected life in years	0.38	0.49	0.39	0.49
Volatility	0.75	0.52	0.74	0.52
Risk-free interest rate	1.54%	1.80%	1.57%	1.80%

4. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 28 (“SFAS 28”), “Earnings Per Share”, for all periods presented. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding the dilutive effect of other common stock equivalents, using the treasury stock method, to the weighted average number of common shares outstanding during the period, if dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income (loss)	$682	$(1,966)	$(538)	$(2,787)
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic	17,642	14,209	16,764	14,069

Effect of dilutive securities:
Employee stock options	200	—	—	—
Warrants	125	—	—	—

Diluted	17,967	14,209	16,764	14,069

Net income (loss) per share
Basic	$0.04	$(0.14)	$(0.03)	$(0.20)
Diluted	$0.04	$(0.14)	$(0.03)	$(0.20)

The computation of diluted net loss per share for the six month period ended September 30, 2003 excludes the impact of options to purchase 3,411,985 shares of common stock and warrants to purchase 1,290,266 shares of common stock as their inclusion would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

The computation of diluted net loss per share for the three and six month periods ended September 30, 2002 excludes the impact of options to purchase 2,963,222 shares of common stock and warrants to purchase 59,250 shares of common stock as their inclusion would be antidilutive. Such securities, had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

5. Inventories

The components of inventory consist of the following (amounts in thousands):

	September 30, 2003	March 31, 2003
Raw materials	$100	$348
Work-in-process	2,131	1,166
Finished goods	2,130	2,063

	$4,361	$3,577

6. Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. As of September 30, 2003 and March 31, 2003, we have not recorded any significant liability on our balance sheet for pending or threatened litigation, claims, or proceedings.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the amount sought by the plaintiffs has been estimated by the Company that it could be between five and ten million dollars when intangible items are quantified, and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase, making it difficult to assess the probability of the opposing parties or ourselves prevailing with a significant degree of confidence. As a result, we have not made any substantial accrual for these cases.

The first case involves counterclaims brought on August 3, 1995, by our former CEO, Chan Desaigoudar after we sued him on May 5, 1995, for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock option. The second case involves a former employee, Tarsaim L. Batra, who sued the company and three of our former officers, Messrs. Chan Desaigoudar, Steve Henke and Surendra Gupta, on September 13, 1993, and April 19, 1994, in two cases which have been consolidated, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Henke, and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

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

7. Comprehensive Income (Loss)

Comprehensive loss is principally comprised of net income (loss) and unrealized gains or losses on the Company’s available-for-sale securities. Comprehensive income (loss) for the three and six month periods ended September 30, 2003 and 2002 approximated net loss for the three and six month periods ended September 30, 2003 and 2002, respectively.

8. Income Taxes

For the three and six month periods ended September 30, 2003 and 2002, there was no provision for income taxes, due to the net loss for the year to date periods.

9. Long-Term Debt

Our Industrial Revenue Bonds are collateralized by a lien on all of our land and buildings in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds, and require certain minimum annual sinking fund payments ranging from $205,000 in fiscal 2004 to $780,000 in fiscal 2018. We have the right to prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts without penalty. At September 30, 2003 and March 31, 2003, restricted cash of $980,000 and $880,000, respectively, was held in sinking fund trust accounts. Of these amounts, $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance is used for semi-annual interest and principal payments. As of September 30, 2003, $6.5 million was outstanding under this agreement. These bonds are subject to certain covenants, including a restriction on the payment of dividends. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liabilities to equity and long-term debt to working capital. As of September 30, 2003, we were in compliance with all financial covenants. However, we had previously been out of compliance with various covenants beginning on December 31, 2001. As a result, as required by our agreements, we retained a management consulting firm which made recommendations to the Trustee and ourselves as to how we could come into compliance. As a result of previously not being in compliance with the covenants, we are subject to more frequent covenant reporting requirements which will remain in place for four successive quarters.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of September 30, 2003, the interest rate on the equipment line was 7.00%. Principal, in equal installments, and interest are due monthly for a term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. As of September 30, 2003, $2.2 million remained outstanding on the equipment line of credit and $2.8 million was available under the revolving line of credit. On July 31, 2003, we entered into an agreement to modify our existing Loan and Security Agreement with Silicon Valley Bank. The modification extends the term of the agreement for one additional year to July 31, 2004 and subject to compliance with various covenants allows us to borrow an additional $250,000 under the equipment line of credit and an additional $180,000 under the working capital line of credit, still subject to a combined cap of $5.0 million. The modification also reduces the compensating balance we must maintain with the bank to $2.4 million with quarterly reductions, commencing December 31, 2003, assuming we are in full compliance with the agreement. We have been in compliance with all covenants under the Agreement during the current fiscal year, although we had been out of compliance and had obtained waivers during the prior fiscal year.

In March 2001, we entered into an equipment financing agreement with Epic Funding Corporation which allowed us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of September 30, 2003 was approximately $410,000.

During fiscal 2003, we entered into new capital leases to finance some equipment purchases. The total outstanding capital lease obligations were $58,000 at September 30, 2003, due in monthly installments with interest rates ranging from 10.4% to 12.6%. Fixed assets purchased under capital leases and the associated accumulated depreciation were not material as of September 30, 2003 and March 31, 2003.

10. Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement has had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect on our financial position or results of operations.

11. Major Customers

Due to our business focus on key customers in select markets, two end customers (Motorola and Guidant) each comprised 10% or more of our revenues during the three and six month periods ended September 30, 2003. Two end customers (Motorola and Guidant) each comprised 10% or more of our revenues during the three month period ended September 30, 2002 and three end customers (Motorola, Guidant and Lumileds) each comprised 10% or more of our revenues during the six month period ended September 30, 2002. Collectively, these end customers comprised approximately 39% and 37%, and 31% and 37% of revenue for the three and six month periods ended September 30, 2003 and 2002, respectively. In addition to these end customers, a single distributor, Epco, represented 10%, or more of our revenues for the three and six month periods ended September 30, 2003.

12. Equity Financing

In July 2003, we entered into a stock and warrant purchase agreement pursuant to which we (1) sold 2,444,244 shares of common stock at $2.25 per share with net proceeds of $5.2 million and (2) granted 733,273 five-year warrants to purchase shares of common stock with an exercise price of $3.00 per share. At the Company’s option, the warrant holders, excluding our two placement agents, are obligated to exercise their warrants during the 30 days following notice from us (a “Triggering Notice) that the closing price of our stock has equaled or exceeded $5.00 for 20 consecutive trading days. To the extent the warrants are not exercised during this 30-day notice period, we may, but are not obligated to, terminate the warrants upon a follow-on notice to the warrant holders. In July 2003, we also granted an aggregate of 73,326 warrants to our two placement agents related to the stock and warrant financing. These warrants contain similar terms to the warrants granted to our investors except that such warrants are for a three-year term and cannot be exercised until six months after their date of grant. As required under the stock and warrant purchase agreements, and our engagement letter with the placement agents, we registered the shares we sold and the shares underlying the warrants we granted for resale to the public under the Federal Securities Act of 1933, as amended, pursuant to a registration statement declared effective on September 25, 2003.

13.	Infrastructure Alignment Plan

On September 29, 2003, the Board of Directors approved a plan to align our internal manufacturing operations to the current business requirements. As part of the infrastructure alignment plan we identified surplus capital equipment with a total estimated loss on either sale or abandonment of approximately $384,000 of which approximately $233,000 related to equipment taken out of service during the quarter was recorded in cost of sales during the three month period ended September 30, 2003. The remaining estimated loss of approximately $151,000 will be recorded in the third fiscal quarter when the equipment is taken out of service and will be made available for sale or abandoned. The estimated loss on sale or abandonment was calculated as the difference between the estimated proceeds on the sale of the assets and the net book value of the assets. The plan also provided for the termination of approximately 61 employees for which severance costs of approximately $335,000 were recorded in cost of sales and $8,000 in selling general and administrative during the three month period ended September 30, 2003.

In addition, on August 1, 2003 we terminated 27 employees primarily in our Tempe, Arizona facility for which approximately $67,000 of severance costs were recorded in the statements of operations during the three month period ended September 30, 2003.

14. Contingencies

Environmental

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state-licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred the matter to the State Department of Toxic Substances Control (DTSC), which in a June 23, 2003, letter requested that the Company conduct further soil and ground water investigation to assess the nature and extent of the contamination at the site from nickel and other substances. We submitted a work plan for a Preliminary Endangerment Assessment (“PEA”) in which we proposed to take additional soil samples and to prepare the engineering assessment. Based on the information available at this time, we do not know whether upon completion of the PEA if remediation will be required. The cost of any required remediation will depend upon the nature and extent of contamination that is ultimately found and any risks posed by such contamination. During the quarter ended September 30, 2003, we recorded an expense of approximately $72,000 for the estimated costs of the additional investigation and the preliminary endangerment assessment. See Note 15 Subsequent Events.

15. Subsequent Events

During October 2003, we gave the investors in our July private placement the Triggering Notice as described in Note 12. During October and November 2003, these investors exercised their 733,273 warrants resulting in total proceeds of approximately $2.2 million. In addition, other investors exercised an aggregate of 25,734 warrants resulting in total proceeds of approximately $112,000.

By letter dated November 4, 2003, the DTSC sent us a proposed Corrective Action Consent (“CAC”) Agreement asking us to indicate within 15 days whether we are willing to enter into the CAC Agreement form with the DTSC. The proposed CAC Agreement form requires that we implement a PEA work plan approved by the DTSC, to be followed by further investigation and to the extent determined necessary, remediation. We are evaluating the proposed CAC Agreement form. The possible outcomes at this time range from “no further action required” to a requirement for us to remediate the Site. Based on the information available at this time, we do not know whether remediation will be required. The cost of any remediation that may be required will depend upon the nature and extent of contamination that is ultimately found at the Site, and the risks posed thereby, if any.

On October 14, 2003, Ernst & Young LLP informed us that they were resigning as our independent auditors effective upon the completion of their quarterly review of our financial statements for the second quarter of our fiscal 2004 which ended on September 30, 2003, in connection with this Quarterly Report on Form 10-Q.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design and sell application specific analog semiconductor products primarily for the mobile, computing and consumer electronics markets. We also design, sell and manufacture thin film resistor networks for the medical market. We are a leading supplier of application specific integrated passive (ASIP™) devices and we also offer a growing portfolio of active analog semiconductors including power management and USB (Universal Serial Bus) transceiver devices. Our products provide critical signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions needed in high volume applications including personal computers, wireless communication devices and consumer electronic products. Our ASIP devices, built using proprietary manufacturing processes, integrate multiple passive components onto single chips, and in some cases enhance their functionality with the integration of active semiconductor elements, to provide single-chip solutions for densely populated, high-performance electronic systems. Our devices are significantly smaller and provide more functionality than traditional solutions using functional clusters of discrete products. With our active analog semiconductor portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by optimizing them for specific applications. We also selectively design second source products that provide entry to new applications, complement other products in our portfolio or enhance existing customer relationships. Our active analog semiconductor solutions use industry standard manufacturing processes for cost effectiveness.

We focus our expertise on providing high volume, cost effective, general customer solutions for mobile electronics such as wireless handsets and other portable electronic devices and for notebook and desktop computer systems, computer peripherals, digital set top boxes and other consumer electronics applications. Our end-customers include original equipment manufacturers such as Acer, Cisco, Dell, Guidant, Hewlett-Packard, IBM, Kyocera Wireless, LG, Motorola, NEC, Philips, Sony and Trigem, and original design manufacturers including Arima, Compal, and Quanta and contract manufacturers, including Celestica, Foxconn, and Solectron.

We were incorporated in California in 1980 and have been a public company since 1986.

Results of Operations

Net sales. Net sales for the three and six month periods ended September 30, 2003 were $14.9 million and $26.8 million, respectively, an increase of $4.1 million or 38% and $6.7 million or 33% from the three and six month periods ended September 30, 2002. As shown in the table below, the largest component of this increase was in the mobile market followed by higher sales in the medical and computing markets.

	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
	(in millions)
Mobile	$5.2	$8.5	$3.0	$4.3
Computing	4.2	8.0	3.7	7.0
Medical	2.8	4.7	1.2	2.2
Other products*	2.7	5.6	2.9	6.6

	$14.9	$26.8	$10.8	$20.1

*	Other products includes lighting, communications, legacy and mature products

Our revenue from other products declined during the six month period ended September 30, 2003 versus 2002. We had expected a decrease in sales of our communications, legacy and mature products as we had previously provided our customers for many of these products with end of life purchase opportunities. We expect to substantially complete shipment of end of life product orders during our fiscal third quarter. In addition, price increases for our lighting products resulted in a significant reduction in orders and we no longer expect these products to be a significant contributor to our growth in the future.

Units shipped during the six month period ended September 30, 2003 increased to approximately 127 million units from approximately 79 million units for the six month period ended September 30, 2002. Our increased revenue resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products, and to a lesser extent, from price increases effective July 1, 2003, in our medical products. Our average unit price decreased by approximately 20% during the six month period ended September 30, 2003 versus the six month period ended September 30, 2002. This decrease was predominately the result of faster growth in our lower price products which offset our medical product price increases.

Our two greater than 10% customers (Motorola and Guidant) represented 39% of our revenue for the three month period ended September 30, 2003 compared to 31% for the same period in 2002. The same two customers represented 37% of our revenue for the six month period ended September 30, 2003. Three greater than 10% customers (Motorola, Guidant and Lumileds) represented 37% of our revenue for the six month period ended September 30, 2002.

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our cost of sales, gross margin and expenses, both in dollars and as a percentage of revenue, for the three and six month periods ended September 30, 2003 and 2002.

	Three Months Ended				Six Months Ended
	September 30, 2003	% of Revenue	September 30, 2002	% of Revenue	September 30, 2003	% of Revenue	September 30, 2002	% of Revenue
	(in thousands)
Cost of Sales	$9,986	67%	$9,061	84%	$19,142	72%	$15,467	77%
Gross margin	$4,871	33%	$1,700	16%	$7,624	28%	$4,662	23%
Research and development	$991	7%	$894	8%	$2,043	8%	$1,776	9%
Selling, general and administrative	$2,990	20%	$2,507	23%	$5,668	21%	$5,167	26%
Other expense, net	$208	1%	$265	2%	$451	2%	$506	3%

Cost of Sales. The dollar increase in cost of sales for the three month period ended September 30, 2003 versus the three month period ended September 30, 2002 was primarily due to the greater volume of products sold, which accounted for an increase of approximately $1.7 million, along with inventory reserve provisions, which accounted for an increase of approximately $269,000. The increases were partially offset by a decrease of approximately $952,000 in manufacturing capacity and spending variances. The reduction in manufacturing variances was primarily the result of an improvement of approximately $512,000 in spending variances and an improvement of approximately $339,000 in yield variances.

The increase in cost of sales for the six month period ended September 30, 2003 versus the six month period ended September 30, 2002 was due to the greater volume of products sold, inventory reserve provisions, and manufacturing capacity and spending variances. The greater volume of products sold accounted for an increase of approximately $2.8 million. Inventory reserve provisions accounted for an increase of approximately $948,000. Manufacturing capacity and spending variances accounted for an increase of approximately $185,000. The increase in manufacturing variances was primarily the result of increases of approximately $496,000 in spending variances and approximately $225,000 in capacity variances, offset by an improvement of approximately $494,000 in yield variances.

We have, during recent quarters, benefited from the sale of previously reserved inventory due primarily to the large number of products for which we have discontinued future support by placing them in an ‘end of life’ category. These products have been primarily sold through our distributors to an erratic and unpredictable demand by end customers. As a result, we have experienced the actual sale of some products previously reserved and the requirement to further write-down certain other products for which we had expected to receive orders, which did not occur. The benefit related to sales of previously reserved inventory was approximately $454,000 and $533,000 for the three month periods ended September 30, 2003 and September 30, 2002, respectively, and approximately $767,000 and $1.0 million for the six month periods ended September 30, 2003 and September 30, 2002, respectively.

Manufacturing capacity and spending variances totaled approximately $3.5 million and $4.5 million for the three month periods ended September 30, 2003 and September 30, 2002, respectively, and approximately $7.4 million and $7.2 million for the six month periods ended September 30, 2003 and September 30, 2002, respectively. We continue to underutilize our internal manufacturing capacity due to the outsourcing of our manufacturing to our foundry partner. Included in manufacturing spending variances for the three month period ended September 30, 2003 were approximately $688,000 of infrastructure alignment charges comprised of approximately $233,000 related to the write-down of capital equipment, a gain on sale of capital equipment of approximately $16,000, employee termination charges of approximately $366,000 and approximately $105,000 associated with our previously closed Milpitas wafer fabrication facility. Cost of sales for the six month period ended September 30, 2002 included $440,000 for the manufacturing transition.

Gross Margin. Gross margin is comprised of net sales less costs of sales. The gross margin dollar and percentage increase in fiscal 2004 versus fiscal 2003 was primarily the result of a significant price increase for our medical products and the impact of higher sales volumes.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks, and other expenses for the development of new products, process technology and new packages. The dollar increase in research and development expenses for the three and six month periods ended September 30, 2003 versus the same periods in 2002 are primarily due to an increase in prototype material expenses and the reinstatement of our bonus plan. The percentage of revenues comprised by research and development expenses decreased during the same periods due to our increased revenue.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. The dollar increase in selling, general, and administrative expenses for the three and six month periods ended September 30, 2003 versus the same periods in 2002 are primarily due to increases in sales commissions and salaries and the reinstatement of our bonus plan and directors’ expenses. The percentage of revenues comprised by selling, general and administrative expenses decreased during the same periods due to our increased revenue.

Income Taxes. For the three and six month periods ended September 30, 2003 and 2002, there was no provision for income taxes due to the year-to-date net losses for the periods.

Net Income. Largely for the reasons explained above, our net income increased to approximately $682,000 for the three month period ended September 30, 2003 from a net loss of approximately $2.0 million for the three month period ended September 30, 2002 while our net loss for the six month period ended September 30, 2003 decreased to approximately $538,000 compared to approximately $2.8 million for the six month period ended September 30, 2002.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. The Company currently has no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement has had no impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement requires that certain instruments that were previously classified as equity on a company’s statement of financial position now be classified as liabilities. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 has not had a material effect on our financial position or results of operations.

Critical Accounting Policies and Estimates

We described our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2003.

Our critical accounting policies and estimates are those that relate to financial line items that are key indicators of our financial performance and/or that require significant management judgment. Our critical accounting policies include those regarding (1) revenue recognition, (2) inventory and related reserves, (3) impairment of long-lived assets, and (4) litigation. We believe that we have consistently applied judgments and estimates and such consistent application fairly depicts our financial condition and results of operations for all periods presented. During the three month period ended September 30, 2003, there were no significant changes in the assumptions underlying the judgments and estimates made by management.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of September 30, 2003, excluding restricted cash, were $10.4 million compared to $4.5 million at March 31, 2003. Receivables increased approximately $700,000 to $6.0 million at September 30, 2003 compared to $5.3 million at March 31, 2003, primarily as a result of increased sales. Receivables days sales outstanding were 36 and 47 days as of September 30, 2003 and March 31, 2003, respectively. Days sales outstanding were lower at September 30, 2003 due to the favorable distribution of our sales during the quarter and we expect them to return to a range of 45 to 50 days in the future. Inventories increased approximately $800,000 to $4.4 million at September 30, 2003 compared to $3.6 million at March 31, 2003, as a result of higher manufacturing activity levels necessary to support our increased revenue. Capital expenditures for the six month period ended September 30, 2003, totaled approximately $106,000. Accounts payable and other accrued liabilities increased by approximately $1.8 million to $7.6 million at September 30, 2003, compared to $5.8 million at March 31, 2003. This was primarily due to the increase in trade payables of approximately $800,000 and higher accrued salary and benefits of approximately $750,000.

Operating activities provided approximately $1.2 million of cash in the six month period ended September 30, 2003 which is comprised of our net loss for the six month period of $538,000, depreciation and amortization of approximately $1.3 million, the write-offs of discontinued inventory of approximately $853,000 and the write-down of capital equipment of approximately $233,000 and the net use of cash in other current assets and liabilities of approximately $665,000.

We used $186,000 of cash in investing activities during the six month period ended September 30, 2003, which was the result of capital expenditures of approximately $106,000, an increase in restricted cash related to our long-term debt of approximately $100,000 and proceeds from the sale of capital equipment of approximately $20,000.

Net cash provided by financing activities of $4.9 million for the six month period ended September 30, 2003 was the result of net proceeds from our private placement of common stock of approximately $5.2 million, repayment of long-term debt and capital lease obligations of $717,000 and proceeds from the issuance of common stock related to employee stock compensation plans of $393,000.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of September 30, 2003, the interest rate on the equipment line was 7.00%. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. As of September 30, 2003, $2.2 million remained outstanding on the equipment line of credit and $2.8 million was available under the revolving line of credit. On July 31, 2003, we entered into an agreement to modify our existing Loan and Security Agreement with Silicon Valley Bank. The modification extends the term of the agreement for one additional year to July 31, 2004 and subject to compliance with various covenants allows us to borrow an additional $250,000 under the equipment line of credit and an additional $180,000 under the working capital line of credit, still subject to a combined cap of $5.0 million. The modification also reduces the compensating balance we must maintain with the bank to $2.4 million with quarterly reductions, commencing December 31, 2003, assuming we are in full compliance with the agreement. We have been in compliance with all covenants under the Agreement during the current fiscal year although we had been out of compliance and had obtained waivers during the prior fiscal year.

Our Industrial Revenue Bonds are subject to certain financial covenants. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liability to equity and long term debt to working capital. As of September 30, 2003, we were in compliance with all financial covenants, however we had previously been out of compliance with various covenants beginning on December 31, 2001. As a result, as required by our agreements, we retained a management consulting firm which made recommendations to the Trustee and ourselves as to how we could come into compliance. As a result of previously not being in compliance with the covenants, we are subject to more frequent covenant reporting requirements which remain in place for four successive quarters.

The following table summarized our contractual obligations at September 30, 2003.

	Total	Payments due by period (in thousands)
Contractual Obligations		1 year	2-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations	$9,136	$918	$2,363	$575	$5,280
Capital Lease Obligations	$57	$10	$39	$8	$—
Operating Lease Obligations	$993	$245	$739	$9	$—
Purchase Obligations	$1,600	$1,152	$315	$133	$—

Total	$11,786	$2,325	$3,456	$725	$5,280

In the future, it is possible that our liquidity could be impacted in order to resolve our two pending litigation matters and/or environmental issues arising out of the closure of our Milpitas wafer fabrication facility. At present, we do not have a reasonable basis to assess the likelihood of potential future costs. As to the two pending litigation matters, we will be better positioned to evaluate whether we are reasonably likely to incur additional expenses to satisfy any judgment or fund any settlement once discovery has proceeded further and any preliminary motions have been decided. As to the environmental issues, we will be better positioned to evaluate whether we are reasonably likely to incur additional expenses to remediate the subject property once we obtain additional core samples and evaluate the risks associated with any contamination they may show. The environmental issues and two litigation matters are discussed in more detail in the footnotes to our financial statements.

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses. We may wish to purchase additional production equipment to support a portion of the increases in plant capacity at our foundry and assembly test partners which may require additional equipment financing which we may not be able to obtain on terms we consider reasonable or may require us to use more of our cash resources than we currently have planned. In addition, we may wish to raise additional equity capital to provide us with cash reserves and to fund future growth such as to support the increased levels of receivables and inventory associated with any continued growth in revenue.

We currently anticipate that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for the next twelve months. However, we may need to raise additional funds through public or private equity or debt financing in order to expand our operations to the level we desire. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes have occurred from our report on Form 10-K for the period ending March 31, 2003.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonable.

(b) Changes in Internal Control over Financial Reporting. In connection with their audit of our financial statements for the fiscal year ended March 31, 2003, our independent auditors informed us that they had noted a combination of factors which taken together constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration, and finance organization. Subsequent to March 31, 2003, we have instituted additional processes and procedures to improve our internal control over financial reporting including those identified by our independent auditors. As a result, we believe that we no longer have a material weakness in our internal control over financial reporting, although some key controls are manual and are consequently inefficient. We are continuing our efforts to improve and automate our financial processes and procedures.

Among these additional processes and procedures we instituted the following:

Inventory costing:

We have continued to use and make minor refinements to the manual valuation process in place during fiscal 2003 as augmented by supplemental manual cross check processes instituted during our fiscal 2003 audit. We added a parallel process using a database which enables us to validate and cross check the manual valuation process. We have retained IT consultants who are working with us to re-implement inventory costing in our manufacturing and cost accounting system software which is known as Workstream.

Accounts payable cutoff:

Activity has been moved from our wafer fab facility in Tempe, Arizona to our Milpitas, California headquarters facility where all other finance functions are performed. We have hired a larger and more capable team to be responsible for accounts payable. We have instituted a supplemental process with our major subcontractors whereby they provide us with an electronic monthly statement of all charges during the first two days after each period end so that we can review and accrue any invoices that we have not previously received. We have implemented a more complete review process of open invoices for which goods and services have been received prior to the balance sheet date to accrue the costs in the correct period.

Information systems:

We have revised our user administration process to promptly change an individual’s access privileges when their status or requirements change. We have revised all user accounts and deactivated unused accounts and made sure that there is a responsible individual associated with all active accounts.

Finance Organization:

We have hired several key personnel in the finance organization, including our corporate controller.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered in this Form 10-Q which have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our second fiscal quarter, which materially affect such control.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following (1) our expectation that we have meritorious defenses to pending litigations, (2) our expectation that we will substantially complete shipment of our end of life communications, legacy and mature product orders during our third quarters, (3) our anticipation that receivables days outstanding will increase back to their prior levels in the near terms, (4) our view that we may need to devote material sums we are unable to currently estimate in order to dispose of pending litigations or remediate our closed Milpitas wafer fab, (5) the possibility that we may wish to purchase additional production equipment to support a portion of the increase in plant capacity at our foundry and assembly test partners and, (6) our anticipation that our cash will be sufficient to meet our requirements for the next 12 months. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2003 ended March 31, 2003 and our Form 8-K current report filed on September 25, 2003. These risks and uncertainties also include whether our marketing and sales focus will enable us to penetrate our selected markets; whether those markets continue to exhibit demand for our products and whether there is price erosion in such markets, in part due to whether there is competition in such markets; whether our market focus, which has led to Motorola and Guidant each comprising more than 10% of our sales, will increase our customer concentration and leave us vulnerable to problems involving sourcing decisions of our larger customers; our ability to forecast our cash requirements and cash availability and our ability to stay in compliance with our bank credit line and bond covenants or else to obtain a waiver of non-compliance or default; the ability of our third party wafer fab vendors to meet in a timely manner our demand for high yield, high quality wafers; whether we will learn unexpected facts during litigation and whether the trier of fact will believe our witnesses who in once case may be convicted felons; whether core samples at our Milpitas site will display more contamination than expected, whether we run into production difficulties or higher than anticipated demand for our end of life products and whether once we cease manufacturing these products we will be able to reduce expenses as much as we anticipate. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments this past quarter to the litigation matters described in our Form 10-K annual report.

ITEM 2. Changes in Securities and Use of Proceeds

On July 30 and 31, 2003, we closed a private placement of our common stock and raised $5.5 million, with net proceeds of $5.2 million. We sold 2,444,244 shares of our no par value common stock to 9 investors at $2.25 per share and granted them five-year warrants to purchase 733,273 shares of our common stock at an exercise price of $3.00 per share which are immediately exercisable. Should we issue shares of stock to third parties at a price of less than $3.00 per share, other than certain exempt issuances such as for example to employees, then the exercise price of these warrants is decreased by a weighted average formula; however, the number of shares issuable upon their exercise does not increase in such circumstances. At the Company’s option, the warrant holders are obligated to exercise their warrants during the 30 days following notice from us that the closing price of our stock has equaled or exceeded $5.00 for 20 consecutive trading days. To the extent the warrants are not exercised during this 30-day notice period, we may, but are not obligated to, terminate the warrants upon a follow-on notice to the warrant holders.

The private placement was conducted without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section. We registered the resale of these shares and the shares issuable upon exercise of the warrants, with the Securities Exchange Commission (“SEC”) in an S-3 registration statement which was declared effective by the SEC on September 25, 2003. In addition to cash fees, on July 31, 2003, we issued the placement agents three-year warrants to purchase 73,326 shares of our no par value common stock at an exercise price of $3.00 per share, which are exercisable 6 months after July 31, 2003. These warrants were sold in reliance upon similar exemptions from registration and the shares underlying these warrants were included in the registration statement described above. These warrants do not contain anti-dilution protection but do contain a somewhat similar call feature to the investor warrants.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on August 8, 2003. At the meeting the following matters were acted upon.

Matter Acted Upon

A.	Election of Directors

	Votes For	Votes Withheld
Robert V. Dickinson	13,161,758	682,359
Wade Meyercord	13,154,855	689,262
Dr. Edward C. Ross	9,459,153	4,384,964
Dr. John L. Sprague	13,130,301	713,816
David L. Wittrock	13,187,074	657,043

B.	To ratify the selection of the firm Ernst & Young LLP as the independent auditors for the fiscal year ending March 31, 2004.

Votes For	13,781,418	Abstain	15,260
Votes Against	47,439	Broker Non-Votes	0

C.	To approve the amendment of the 1995 Employee Stock Option Plan, as subsequently amended, to increase from 4,115,000 to 4,745,000 the number of shares reserved for issuance thereunder.

Votes For	6,219,797	Abstain	40,922
Votes Against	857,643	Broker Non-Votes	6,725,755

D.	To approve the amendment of the 1995 Employee Stock Option Plan, as subsequently amended, to extend the termination date of the plan from February 10, 2015 to August 7, 2023.

Votes For	6,235,009	Abstain	46,700
Votes Against	836,653	Broker Non-Votes	6,725,755

E.	To approve the amendment of the 1995 Employee Stock Purchase Plan, as subsequently amended, to increase from 1,130,000 to 1,290,000 the number of shares reserved for issuance thereunder.

Votes For	6,699,180	Abstain	39,257
Votes Against	379,925	Broker Non-Votes	6,725,755

F.	To approve the amendment of the 1995 Employee Stock Purchase Plan, as subsequently amended, to extend the termination date of the plan from February 9, 2005 to August 7, 2013.

Votes For	6,701,390	Abstain	40,297
Votes Against	376,675	Broker Non-Votes	6,725,755

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are included:

10.14	Stock and Warrant Purchase Agreement from July 2003 Private Placement

10.15	Amendment to Placement Agent Agreement

10.16	1995 Employee Stock Option Plan, as amended. Exhibit 4.1 from Registrant’s S-8 Registration Statement filed September 2, 2003, is hereby incorporated by reference.

10.17	1995 Employee Stock Purchase Plan, as amended. Exhibit 4.2 from Registrant’s S-8 Registration Statement filed September 2, 2003, is hereby incorporated by reference.

31.1	Certification of Robert V. Dickinson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of R. Gregory Miller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On July 16, 2003, the company filed a Report on Form 8-K which reported under Item 12 the issuance of a press release relating to preliminary results for its fiscal first quarter ended June 30, 2003.

On July 31, 2003, the company filed a Report on Form 8-K which reported under Item 5 the issuance of a press release relating to the Company’s equity private placement.

On September 18, 2003, the company filed a Report on Form 8-K which reported under Item 5 the issuance of a press release relating to anticipated results for its fiscal second quarter ended September 30, 2003.

On September 25, 2003, the company filed a Report on Form 8-K under item 5 to incorporate material from its S-3 Registration Statement into other past and future SEC filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

Date: November 14, 2003	By:	/s/ Robert V. Dickinson

Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/s/ R. Gregory Miller

R. Gregory Miller
Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)