Form 10-Q
period 2003-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2004-02-13
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the Period Ended December 31, 2003

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

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2004 was 19,449,011.

CALIFORNIA MICRO DEVICES CORPORATION

ITEM 1. Financial Statements

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2003	March 31, 2003
	(Unaudited)	(1)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$16,647	$4,513
Accounts receivable, net	6,097	5,281
Inventories	5,407	3,577
Prepaids and other current assets	692	652

Total current assets	28,843	14,023

Property, plant and equipment, net	7,469	10,087
Restricted cash	1,202	880
Other long-term assets	408	415

Total assets	$37,922	$25,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,249	$3,195
Accrued liabilities	3,770	2,631
Deferred margin on shipments to distributors	1,719	1,873
Current maturities of long-term debt and capital lease obligations	1,666	1,603

Total current liabilities	12,404	9,302
Long-term debt and capital lease obligations, less current maturities	7,167	8,308
Other long-term liabilities	35	—

Total liabilities	19,606	17,610

Shareholders’ equity:
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 19,404,536 as of December 31, 2003 and 15,881,176 as of March 31, 2003	82,774	74,240
Accumulated deficit	(64,458)	(66,445)

Total shareholders’ equity	18,316	7,795

Total liabilities and shareholders’ equity	$37,922	$25,405

(1)	Derived from audited financial statements

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net sales	$16,957	$11,284	$43,723	$31,413

Costs and expenses:
Cost of sales	9,766	7,984	28,908	23,451
Research and development	1,220	923	3,263	2,699
Selling, general and administrative	3,195	2,452	8,863	7,619
Special charges	—	(193)	—	(193)

Total costs and expenses	14,181	11,166	41,034	33,576

Operating income (loss)	2,776	118	2,689	(2,163)
Other expense, net	210	282	661	788

Income (loss) before income taxes	2,566	(164)	2,028	(2,951)

Income taxes	41	—	41	—

Net income (loss)	$2,525	$(164)	$1,987	$(2,951)

Net income (loss) per share:
Basic	$0.13	$(0.01)	$0.11	$(0.21)

Diluted	$0.12	$(0.01)	$0.11	$(0.21)

Weighted average common shares outstanding:
Basic	19,107	14,871	17,545	14,337

Diluted	20,731	14,871	18,203	14,337

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,987	$(2,951)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-down of inventory	1,595	141
Write-down of fixed assets	485	—
Depreciation and amortization	1,794	2,037
Stock based compensation	94	71
(Gain) on the sale of fixed assets	(113)	(3)
Loss on the abandonment of fixed assets	118	—
Changes in assets and liabilities:
Accounts receivable	(816)	(1,035)
Inventories	(3,425)	(2,691)
Prepaids and other current assets	(40)	(5)
Other long-term assets	(5)	354
Accounts payable and other current liabilities	3,193	(4,309)
Other long-term liabilities	35	(247)
Deferred margin on shipments to distributors	(154)	638

Net cash provided by (used in) operating activities	4,748	(8,000)

Cash flows from investing activities:
Sales of short-term investments	—	300
Proceeds from sale of fixed assets	561	—
Capital expenditures	(215)	(2,049)
Net change in restricted cash	(322)	(307)

Net cash provided by (used in) investing activities	24	(2,056)

Cash flows from financing activities:
Borrowings of short-term debt	—	1,094
Repayments of short-term debt	—	(1,094)
Repayments of capital lease obligations	(14)	(5)
Borrowings of long-term debt	—	3,499
Repayments of long-term debt	(1,064)	(2,406)
Proceeds from private placement of common stock, net	5,162	4,768
Proceeds from exercise of common stock warrants	2,312	—
Proceeds from issuance of common stock	966	1,623

Net cash provided by financing activities	7,362	7,479

Net increase (decrease) in cash and cash equivalents	12,134	(2,577)
Cash and cash equivalents at beginning of period	4,513	6,940

Cash and cash equivalents at end of period	$16,647	$4,363

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

Notes to Condensed Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of December 31, 2003, results of operations for the three and nine-month periods ended December 31, 2003 and 2002, and cash flows for the nine-month periods ended December 31, 2003 and 2002. Results for the three and nine-month periods are not necessarily indicative of fiscal year results.

The condensed balance sheet as of March 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K/A for the fiscal year ended March 31, 2003.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from these estimates, and such differences could be material.

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

We generally recognize no compensation expense with respect to employee stock grants. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income or loss, and net income or loss per share, would have been revised to the pro forma amounts below. For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options’ vesting period for stock options granted under our stock option plans and the purchase period for stock purchases under our stock purchase plan.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss):
As reported	$2,525	$(164)	$1,987	$(2,951)
Add: Stock-based compensation expense included in reported results	—	—	94	71
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(648)	(696)	(1,538)	(2,674)

Pro forma net income (loss)	$1,877	$(860)	$543	$(5,554)

Basic net income (loss) per share
As reported	$0.13	$(0.01)	$0.11	$(0.21)
Pro-forma	$0.10	$(0.06)	$0.03	$(0.39)
Diluted net income (loss) per share
As reported	$0.12	$(0.01)	$0.11	$(0.21)
Pro-forma	$0.09	$(0.06)	$0.03	$(0.39)

The fair value of our stock-based grants was estimated assuming the following weighted-average assumptions:
	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Employee Stock Options
Expected dividend	0.00%	0.00%	0.00%	0.00%
Expected life in years	4.08	4.08	3.46	4.08
Expected volatility	0.95	1.02	0.97	1.02
Risk-free interest rate	2.96%	2.69%	2.64%	3.14%

Employee Stock Purchase Plan
Expected dividend	0.00%	0.00%	0.00%	0.00%
Expected life in years	0.37	0.50	0.41	0.49
Expected volatility	0.89	0.62	0.74	0.53
Risk-free interest rate	1.29%	1.70%	1.51%	1.81%

4. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”, for all periods presented. Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities by adding the effect, if dilutive, of other common stock equivalents, using the treasury stock method, to the weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Net income (loss)	$2,525	$(164)	$1,987	$(2,951)
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	19,107	14,871	17,545	14,337

Effect of dilutive securities:
Employee stock options	1,214	—	480	—
Warrants	410	—	178	—

Diluted shares	20,731	14,871	18,203	14,337

Net income (loss) per share
Basic	$0.13	$(0.01)	$0.11	$(0.21)
Diluted	$0.12	$(0.01)	$0.11	$(0.21)

As of December 31, 2003, stock options totaling 292,832 shares have been excluded from the diluted EPS calculation because the securities’ exercise prices were greater than the average market price of common shares, and therefore their inclusion would be anti-dilutive. As of December 31, 2002, stock options and warrants totaling 3,388,703 shares have been excluded from the diluted EPS calculation because the Company incurred a loss, and therefore their inclusion would be anti-dilutive.

5. Inventories

The components of inventory consist of the following (amounts in thousands):

	December 31, 2003	March 31, 2003
Raw materials	$98	$348
Work-in-process	2,595	1,166
Finished goods	2,714	2,063

	$5,407	$3,577

6. Litigation

We are a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.

We have two cases pending in the Santa Clara County, State of California Superior Court in which the amount sought by the plaintiffs has been estimated by the Company that it could be between five and ten million dollars when intangible items are quantified, and therefore a verdict in their favor would be materially adverse to our business. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase.

The first case involves counterclaims brought on August 3, 1995, by our former CEO, Chan Desaigoudar after we sued him on May 5, 1995, for fraud and breach of fiduciary duty. The counterclaims are for, among other items, wrongful termination and improper termination of his stock options. The second case involves a former employee, Tarsaim L. Batra, who sued the company and three of our former officers, Messrs. Chan Desaigoudar, Steve Henke and Surendra Gupta, on September 13, 1993 and April 19, 1994, in two cases which have been consolidated, likewise for wrongful termination of his employment and for deprivation of his stock options. The U.S. government in the past has prosecuted Messrs. Desaigoudar, Henke and Gupta for criminal securities law violations. Mr. Gupta plead guilty before trial while Messrs. Desaigoudar and Henke were convicted; however, their convictions were overturned and a retrial was imminent when in May 2002, they each entered a guilty plea as to one or more of the counts.

We believe that we have meritorious defenses to the claims of the opposing parties in both of these cases. Currently, we intend to vigorously pursue our defenses and/or our claims against the opposing parties in these matters, unless we are able to settle these matters for an amount we consider reasonable under the circumstances. Should we unexpectedly learn facts during discovery which lead us to reasonably estimate a negative outcome to these cases, or should one or both of these cases result in a verdict for the other parties, then we will provide for such liability, as appropriate.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gains or losses on our available-for-sale securities. Comprehensive income (loss) for the three and nine-month periods ended December 31, 2003 and 2002 approximated net income (loss) for the three and nine-month periods ended December 31, 2003 and 2002, respectively.

8. Income Taxes

For the three and nine-month periods ended December 31, 2003 we recorded an income tax provision of $41,000 related to federal alternative minimum tax. Our income tax provision was favorably affected by benefits from net operating losses and tax credits carried forward from prior periods. For the prior year periods there was no provision for income taxes due to net losses.

9. Long-term Debt

Our Industrial Revenue Bonds are collateralized by a lien on all of our land and buildings in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds, and require certain minimum annual sinking fund payments ranging from $205,000 in fiscal 2004 to $780,000 in fiscal 2018. We have the right to prepay the 10.5% Industrial Revenue Bond by redeeming all or part of the outstanding principal amounts without penalty. As of December 31, 2003 and March 31, 2003, restricted cash of $1.2 million and $880,000, respectively, was held in sinking fund trust accounts. Of these amounts, $800,000 is to be used for principal and interest payments in the event of default by the Company, and the balance is used for semi-annual interest and principal payments. As of December 31, 2003, $6.5 million was outstanding under this agreement. These bonds are subject to certain covenants, including a restriction on the payment of dividends. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liabilities to equity and long-term debt to working capital. As of December 31, 2003, we were in compliance with all financial covenants; however, from December 31, 2001 through June 30, 2003 we were out of compliance with various covenants. As a result, as required by our agreements, we retained a management consulting firm, which made recommendations to the Trustee and ourselves as to how we could come into compliance. Because we were not previously in compliance with the covenants, we are now subject to more frequent covenant reporting requirements, which will remain in place for four successive quarters. In January 2004, we took steps to redeem these bonds as described in the second paragraph of Note 15, Subsequent Events.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause related to liquidity, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively; the interest rate at December 31, 2003 on the equipment line was 7.00% and on the revolving line would have been 4.75%, had there been an outstanding balance. After the company achieves two consecutive quarters of net profit of at least $1, the annual interest rate on the revolving line decreases to the prime rate; however, this provision was subsequently removed in the Amended and Restated Loan and Security Agreement with Silicon Valley Bank as described in the first paragraph of Note 15, Subsequent Events. On July 30, 2003, we entered into an agreement to modify our existing Loan and Security Agreement. The modification extended the term of the agreement for one additional year to July 31, 2004 and, subject to compliance with various covenants, allows us to borrow an additional $250,000 under the equipment line of credit and an additional $180,000 under the working capital line of credit, still subject to a combined cap of $5.0 million. The modification also reduced the compensating balance we must maintain with the bank to $2.4 million for the quarter ended September 30, 2003, $2.2 million for the quarter ended December 31, 2003 and reduced amounts in later quarterly periods, assuming we are in full compliance with the agreement. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. As of December 31, 2003, $1.9 million was outstanding and approximately $250,000 was available on the equipment line of credit and $1.6 million was available under the revolving line of credit, for which we had no borrowings. The amount available under the revolving line of credit was limited by the current level of our foreign accounts receivable, which form a substantial portion of our borrowing base and are eligible at 50% to 70% of the current receivables balances. We have been in compliance with all covenants under the Agreement during the current fiscal year although we were out of compliance and obtained waivers during the prior fiscal year. In January 2004, we entered into an Amended and Restated Loan and Security Agreement to obtain a term loan, which we will use to refinance our Industrial Revenue Bonds as described in the first paragraph of Note 15, Subsequent Events.

In March 2001, we entered into an equipment financing agreement with Epic Funding Corporation which allowed us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of December 31, 2003 was approximately $345,000.

During fiscal 2003, we entered into new capital leases to finance some equipment purchases. The total capital lease obligations were $53,000 as of December 31, 2003, due in monthly installments with interest rates ranging from 10.4% to 12.6%. Fixed assets purchased under capital leases and the associated accumulated depreciation were not material as of December 31, 2003 and March 31, 2003.

10. Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “ Accounting for Asset Retirement Obligations”, which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at their present value when the retirement obligation arises and will be amortized to expense over the life of the asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has had no effect our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements.” FIN 46 establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a VIE. FIN 46 provides guidance for determining when an entity, the Primary Beneficiary, should consolidate another entity, a VIE, that functions to support the activities of the Primary Beneficiary. During October 2003, the FASB deferred the effective date for all public entities to apply FIN 46 to certain variable interest entities created before February 1, 2003 to the end of the first reporting period ending after December 15, 2003. VIE’s created after January 31, 2003 and the disclosure requirements of FIN 46 are not subject to the deferral provision. We currently have no contractual relationship or other business relationship with a VIE and do not have any such plans, and therefore the adoption has had no effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. All provisions of the Statement, except those related to forward purchases or sales of “when-issued” securities, should be applied prospectively. We currently have no instruments that meet the definition of a derivative, and therefore, the adoption of this Statement has had no effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Our adoption of SFAS 150 has had no effect on our financial position or results of operations.

In December 2003 the SEC issued Staff Accounting Bulletin No. 104, “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Our adoption of SAB 104 has had no effect on our financial position or results of operations.

11. Major Customers

Major customers were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Customers who each represented 10% or more of our net sales	Guidant	Guidant Motorola	Guidant Motorola	Guidant Motorola
Percentage of our total net sales comprised by customers who each represented 10% or more of our net sales	18%	35%	33%	29%
Distributors who each represented 10% or more of our net sales	Epco	Epco	Epco	Epco

12. Equity Financing

In July 2003, we entered into a stock and warrant purchase agreement pursuant to which we (1) sold 2,444,244 shares of common stock at $2.25 per share with net proceeds of $5.2 million and (2) granted 733,273 five-year warrants to purchase shares of common stock with an exercise price of $3.00 per share. At our option, the warrant holders, excluding our two placement agents, are obligated to exercise their warrants during the 30 days following notice from us (a “Triggering Notice”) that the closing price of our stock has equaled or exceeded $5.00 for 20 consecutive trading days. To the extent the warrants are not exercised during this 30-day notice period, we may, but are not obligated to, terminate the warrants upon a follow-on notice to the warrant holders. In July 2003, we also granted an aggregate of 73,326 warrants to our two placement agents related to the stock and warrant financing. These warrants contain similar terms to the warrants granted to our investors except that such warrants are for a three-year term and cannot be exercised until nine months after their date of grant. As required under the stock and warrant purchase agreements, and our engagement letter with the placement agents, we registered the shares we sold and the shares underlying the warrants we granted for resale to the public under the Federal Securities Act of 1933, as amended, pursuant to a registration statement declared effective on September 25, 2003.

During October 2003, we gave the investors in our July private placement the Triggering Notice as described above. During October and November 2003, these investors exercised their 733,273 warrants resulting in total proceeds of approximately $2.2 million. In addition, during the three months ended December 31, 2003 other investors exercised an aggregate of 25,734 warrants resulting in total proceeds of approximately $112,000.

13. Infrastructure Alignment Plan

On September 29, 2003, the Board of Directors approved a plan to align our internal manufacturing operations to current business requirements. The plan provided for the termination of 61 employees for which severance costs of approximately $343,000 were recorded. As part of the infrastructure alignment plan, we also identified surplus capital equipment, with a total estimated loss on either sale or abandonment of approximately $385,000, of which $233,000 was charged to cost of sales during the three months ended September 30, 2003. The estimated loss on sale or abandonment was calculated as the difference between the estimated proceeds on the sale of the assets and the net book value of the assets.

During the three and nine-month periods, we recorded the following charges in relation to the infrastructure alignment plan:

	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2003
Employee severance costs	$—	$343,000
Losses on capital equipment related to sales, write-downs and abandonments	242,000	475,000

Total	$242,000	$818,000

During the three months ended December 31, 2003, we terminated 35 employees who were included in the plan, which resulted in charges of $155,000 against the $343,000 provision. The remaining accrued employee severance liability is approximately $188,000. During the three months ended December 31, 2003, we sold certain surplus capital equipment and abandoned other capital equipment in relation to the infrastructure alignment plan. Our losses on write-downs, abandonments and sales of equipment related to the infrastructure alignment plan were approximately $242,000 and $475,000 for the three and nine-month periods ended December 31, 2003. The losses exceeded our estimate by approximately $90,000 due to our inability to sell some capital equipment items that we had expected to sell at prices originally projected.

14. Contingencies

Environmental

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state-licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred the matter to the California Department of Toxic Substances Control (“DTSC”), which in a June 23, 2003, letter requested that the Company conduct further soil and ground water investigation to assess the nature and extent of the contamination at the site from nickel and other substances. We submitted a work plan for a Preliminary Endangerment Assessment (“PEA”) in which we proposed to take additional soil samples and to prepare the required engineering assessment. The DTSC has requested that we enter into an agreement with them providing for us to implement a PEA work plan approved by the DTSC to be followed by further investigation and remediation, if and to the extent deemed necessary by the DTSC, and to pay DTSC oversight costs. We are in the final stages of reaching such an agreement. Based on the information available at this time, we do not know whether remediation will be required upon completion of the PEA. The cost of any required remediation will depend upon the nature and extent of contamination that is ultimately found and any risks posed by such contamination.

15. Subsequent Events

In January 2004, we entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allows us to borrow up to a total of $11.6 million, which includes a $5.5 million term loan, an equipment line of credit and a revolving line of credit. The term loan is to be used for general working capital purposes or to pay off indebtedness owing under the Industrial Revenue Bonds related to our Tempe facility, as described in Note 9, “Long-term Debt”. The equipment line of credit has a maximum of $2.1 million and is based on the amount of eligible equipment. The revolving line of credit has a maximum of $4.0 million and is based on accounts receivable. Under the Agreement, we are subject to certain financial covenants and restrictions. The financial covenants relate to a required monthly minimum ratio of unrestricted cash and cash equivalents plus short-term marketable securities to the total amount owed to the bank under the Agreement, and quarterly tangible net worth. Borrowings bear interest at annual rates as follows: (i) for the term loan, prime plus 3.0%; (ii) for the equipment line, prime plus 3.0%; (iii) and for the revolving line, prime plus 0.75%. However, we may elect for the term loan to bear interest at a fixed annual rate of 7.25%, provided that we give the bank written notice of our election during any of the five business days preceding February 23, 2004. For the term loan, principal, in equal installments, and interest are due monthly for the term of 60 months. For the equipment line, principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. The revolving credit line will expire on July 31, 2004. Borrowings under both lines and the term loan are collateralized by substantially all of our assets and intellectual property. However, after we repay the term loan in full, the bank will amend the Agreement to remove intellectual property from collateral. During January 2004, we borrowed $5.5 million pursuant to the term loan.

In January 2004, we exercised our call option and gave written notice to the trustee of the Industrial Development Authority of the City of Tempe, Arizona, of our intent to pay in full the current balance of the Industrial Revenue Bonds (see Note 9, Long-term Debt), and we deposited the funds in an escrow account. The bonds will be paid off on March 1, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We design and sell application specific analog semiconductor products primarily for the mobile, computing and consumer electronics markets. We also design, sell and manufacture thin film resistor networks for the medical market. We are a leading supplier of application specific integrated passive (ASIP™) devices and we also offer a growing portfolio of active analog semiconductors including power management and USB (Universal Serial Bus) transceiver devices. Our products provide critical signal integrity, electromagnetic interference filtering, electrostatic discharge protection, and power management solutions needed in high volume applications including personal computers, wireless communication devices and consumer electronic products. Our ASIP devices, built using proprietary manufacturing processes, integrate multiple passive components onto a single chip, and in some cases enhance their functionality with the integration of active semiconductor elements, to provide single-chip solutions for densely populated, high-performance electronic systems. Our devices are significantly smaller and provide more functionality than traditional solutions using functional clusters of discrete products. With our active analog semiconductor portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by optimizing them for specific applications. We also selectively design second source products that provide entry to new applications, complement other products in our portfolio or enhance existing customer relationships. Our active analog semiconductor solutions use industry standard manufacturing processes for cost effectiveness.

We focus our expertise on providing high volume, cost effective, general customer solutions for mobile electronics such as wireless handsets and other portable electronic devices and for notebook and desktop computer systems, computer peripherals, digital set top boxes and other consumer electronics applications. Our end customers include original equipment manufacturers such as Acer, Cisco, Dell, Guidant, Hewlett-Packard, IBM, Kyocera, LG, Motorola, NEC, Philips, Samsung, Sony and Trigem, and original design manufacturers including Arima, Compal, and Quanta and contract manufacturers, including Celestica, Foxconn and Solectron.

We were incorporated in California in 1980 and have been a public company since 1986.

We operate in only one operating segment, and most of our assets are located in the United States. Our assets located outside the United States are used primarily in the manufacturing of our products.

Results of Operations

Net sales. Net sales for the three and nine-month periods ended December 31, 2003 were $17.0 million and $43.7 million, respectively, an increase of $5.7 million or 50% and $12.3 million or 39% from the three and nine-month periods ended December 31, 2002. As shown in the table below, the largest component of this increase was in the mobile market followed by higher sales in the medical and computing and consumer electronics markets.

Our growth in Mobile sales is the result of both our focus on increasing our penetration of the mobile phone handset market and growth of the mobile phone handset market. During the three months ended December 31, 2003, we announced that we have design wins at and are shipping products to Samsung Electronics in addition to Motorola and LG Electronics, who are among the top tier of handset manufacturers. In addition to these top tier manufacturers, we also sell our products to a large number of other handset manufacturers.

The growth in the Medical business is primarily the result of additional demand and improved pricing from our primary medical products customer, Guidant.

The growth in Computing and Consumer Electronics is primarily the result of product sales arising from prior design wins, and increased volume shipments to manufacturers of personal computers, digital displays and set-top boxes.

	Three Months Ended December 31		Nine Months Ended December 31,
	2003	2002	2003	2002
Mobile	$6.2	$3.3	$14.7	$7.6
Computing and consumer electronics	4.7	3.8	12.7	10.8
Medical	3.1	1.6	7.8	3.8
Other products*	3.0	2.6	8.5	9.2

	$17.0	$11.3	$43.7	$31.4

*	Other products includes lighting, communications, legacy and mature products

Our sales from Other products declined during the nine-month period ended December 31, 2003 versus 2002. We had expected a decrease in sales of our communications, legacy and mature products as we had previously provided our customers for many of these products with end of life purchase opportunities. We substantially completed shipment of end of life product orders during the three months ended December 31, 2003 and therefore expect to recognize substantially lower sales of these products in the future. In addition, price increases for our lighting products and other factors resulted in a significant reduction in orders for these products and we no longer expect these products to be a significant contributor to our sales in the future.

Units shipped during the three and nine-month periods ended December 31, 2003 increased to approximately 97 million units and 224 million units from approximately 54 million units and 133 million units for the three and nine-month periods ended December 31, 2002. Our increased net sales resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products, and to a lesser extent, from price increases effective July 1, 2003, on our medical products. Our average unit price decreased by approximately 16% during the nine-month period ended December 31, 2003 versus the nine-month period ended December 31, 2002. This decrease was predominately the result of faster growth in our lower priced products, which offset our medical product price increases.

Major customers were as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Customers who each represented 10% or more of our net sales	Guidant	Guidant Motorola	Guidant Motorola	Guidant Motorola
Percentage of our net sales comprised by customers who each represented 10% or more of our net sales	18%	35%	33%	29%
Distributors who each represented 10% or more of our net sales	Epco	Epco	Epco	Epco

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three and nine-month periods ended December 31, 2003 and 2002.

	Three Months Ended December 31,				Nine Months Ended December 31,
	2003	% of Sales	2002	% of Sales	2003	% of Sales	2002	% of Sales
Net sales	$16,957	100%	$11,284	100%	$43,723	100%	$31,413	100%
Cost of sales	9,766	58%	7,984	71%	28,908	66%	23,451	75%

Gross margin	7,191	42%	3,300	29%	14,815	34%	7,962	25%
Research and development	1,220	7%	923	8%	3,263	7%	2,699	9%
Selling, general and administrative	3,195	19%	2,452	22%	8,863	20%	7,619	24%
Special charges	—	0%	(193)	(2%)	—	0%	(193)	(1%)
Other expense, net	210	1%	282	2%	661	2%	788	3%

Cost of Sales. Over the past two years we have been implementing a strategy to satisfy our complementary metal oxide semiconductor (“CMOS”) production requirements with external foundries. During the quarter, we completed the final internal CMOS wafer fabrication and converted our Tempe manufacturing operations to a dedicated thin film facility. Our thin film products are primarily medical and a portion of our mature products, which are shown in the “Other products” category in the net sales discussion. We were able to reduce our Tempe-related internal manufacturing overhead costs by approximately $1.3 million during the quarter primarily as a result of converting the facility. We expect to realize a moderate amount of additional savings in our internal manufacturing costs during the fourth quarter of fiscal 2004, as we receive further benefits from this conversion. This will substantially complete the realignment of our internal manufacturing operations, which we began several years ago. As an ongoing requirement of our business, we expect to continuously optimize our operations strategies in the future.

The increase in cost of sales for the three month period ended December 31, 2003 versus the three month period ended December 31, 2002 was primarily due to the greater volume of products sold, which accounted for an increase of approximately $2.3 million, along with inventory reserve provisions, which accounted for an increase of approximately $700,000. The increases were partially offset by a decrease of approximately $900,000 in manufacturing spending variances due primarily to the realignment of and reduction in spending at our Tempe wafer fabrication facility, a decrease of approximately $200,000 in infrastructure alignment expenses and an increased benefit of approximately $200,000 from the sale of previously reserved inventory.

The increase in cost of sales for the nine-month period ended December 31, 2003 versus the nine-month period ended December 31, 2002 was primarily due to the greater volume of products sold and inventory reserve provisions. The greater volume of products sold accounted for an increase of approximately $5.1 million, and inventory reserve provisions accounted for an increase of approximately $1.5 million. Infrastructure alignment expenses also increased by approximately $300,000. The increases were partially offset by a decrease in manufacturing spending variances of approximately $1.1 million due primarily to the realignment of and reduction in spending at our Tempe wafer fabrication facility and a reduction in rework costs of approximately $300,000.

We have, during recent quarters, benefited from the sale of previously reserved inventory due primarily to the large number of products for which we have discontinued future support by placing them in an ‘end of life’ category. These products have been primarily sold through our distributors to an erratic and unpredictable demand by end customers. As a result, we have experienced the actual sale of some products previously reserved and the requirement to further write-down certain other products for which we had expected to receive orders, which did not occur. The benefit related to sales of previously reserved inventory was approximately $500,000 and $300,000 for the three month periods ended December 31, 2003 and December 31, 2002, respectively, and approximately $1.3 million and $1.4 million for the nine-month periods ended December 31, 2003 and December 31, 2002, respectively.

Manufacturing capacity and spending variances totaled approximately $2.5 million and $3.4 million for the three month periods ended December 31, 2003 and December 31, 2002, respectively, and approximately $9.8 million and $10.9 million for the nine-month periods ended December 31, 2003 and December 31, 2002, respectively. Included in cost of sales for the nine-month period ended December 31, 2003 were approximately $800,000 of infrastructure alignment charges, compared to approximately $500,000 of such charges for the same period in 2002.

Gross Margin. Gross margin is comprised of net sales less costs of sales. The gross margin dollar increase in fiscal 2004 versus fiscal 2003 was primarily the result of increased sales volumes, a significant price increase for our medical products and a reduction in manufacturing spending variances. The gross margin percentage increase in fiscal 2004 versus fiscal 2003 was primarily the result of increased sales volumes that led to economies of scale in our internal manufacturing operations, a significant price increase for our medical products and a reduction in manufacturing spending variances.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and new packages. The increases in research and development expenses for the three and nine-month periods ended December 31, 2003 versus the same periods in 2002 were primarily due to accruals for our bonus plan and an increase in prototype material expenses. The percentage of sales comprised by research and development expenses decreased during the nine-month period due to our increased sales. In the future we would expect to incur increased research and development expenses as sales increase, and we expect research and development to represent an average of 8% to 9% of sales in future periods; however, if our sales were to decline in future periods, research and development could represent more than 9% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. The increases in selling, general, and administrative expenses for the three and nine-month periods ended December 31, 2003 versus the same periods in 2002 were primarily due to accruals for our bonus plan and increases in marketing, finance and accounting staffing, offset by a decrease in recruiting expenses. The percentage of sales comprised by selling, general and administrative expenses decreased during the same periods due to our increased sales. These expenses are expected to increase in dollar terms in the future as sales increase, but at a slower rate than the growth in sales. As a result, we expect a gradual reduction in selling, general and administrative expenses as a percentage of sales in the future; however, if our sales were to decline in future periods, these expenses could increase as a percentage of sales.

Income Taxes. For the three and nine-month periods ended December 31, 2003 we recorded an income tax provision of $41,000 related to federal alternative minimum tax. We did not have to make additional provisions due to our ability to utilize available loss carry forwards and other credits. For the three and nine-month periods ended December 31, 2002, there was no provision for income taxes due to the net losses for the periods.

Net Income. Largely for the reasons explained above, we realized a net income of approximately $2.5 million for the three month period ended December 31, 2003, compared to a net loss of approximately $164,000 for the three month period ended December 31, 2002. For the nine-month period ended December 31, 2003, we realized net income of approximately $2.0 million, compared to a net loss of approximately $3.0 million for the nine-month period ended December 31, 2002.

Recent Accounting Pronouncements

The adoption of recent accounting pronouncements as discussed in Note 10, “Recent Accounting Pronouncements”, has had no effect on our financial position or results of operations.

Critical Accounting Policies and Estimates

We described our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2003. Our critical accounting policies and estimates are those that relate to financial line items that are key indicators of our financial performance or that require significant management judgment. Our critical accounting policies, which have not changed materially since March 31, 2003, include those regarding (1) revenue recognition, (2) inventory and related reserves, (3) impairment of long-lived assets, and (4) litigation, including environmental issues. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We believe that we have consistently applied judgments and estimates that fairly depict our financial condition and results of operations for all periods presented. Below, we discuss further the critical estimates we make.

With respect to revenue recognition, we make estimates in relation to sales returns and allowances, and in relation to bad debt. To estimate sales returns and allowances, we analyze recent sales returns trends and open return material authorizations to evaluate the likelihood of future returns of products that we have sold to our customers. Also, we consult with our sales, marketing and quality management personnel to identify any specific issues that may require a sales returns and allowances reserve provision. To estimate bad debt, we analyze our current aged accounts receivable to evaluate the likelihood of our not being able to collect payment from customers whose payments are overdue, and we identify any customers who we have become aware of are not likely to pay amounts owed to us. Our policy is to partially or fully reserve receivables that are 90 days old or more, while at the same time fully continuing efforts to collect payment from the customer.

With respect to inventory and related reserves, the primary area of estimation and judgement is in the evaluation of products that we may have produced in excess of expected demand. Each period, we review current demand expectations in comparison to our inventory quantities for each product. In cases where the inventory quantity exceeds expected demand for the next 12 months for a product, we establish financial reserves against the excess inventory quantity. If demand occurs at a future date for inventory that has been reserved, we release the reserve during the period when revenue is recognized.

With respect to the impairment of long-lived assets, we evaluate two separate measures of fair value to assess whether the carrying value of our equipment is appropriate. First, we forecast future cash flows to determine whether we believe that our future cash flows will be sufficient to recover the carrying value of those assets. Second, in cases where we have identified surplus assets that we have removed from service and are making available for sale, we estimate the net proceeds that we expect to realize upon sale. If expected net proceeds are less than the current net book value for a particular asset, we write down the value of the asset to the expected net sales proceeds. If we have strong evidence that we will be unable to sell the asset, we fully write-off the value of the asset and take a charge in the period during which we have performed the assessment.

With respect to litigation, we currently have several legal disputes at various stages. The potential exposure for these disputes is very uncertain. We regularly review the current status, probability and amounts of potential outcomes with our legal counsel to determine whether a liability should be adjusted as appropriate.

With respect to environmental issues, financial exposures are difficult to assess. With respect to our former site in Milpitas, California, we consult with our environmental legal counsel and environmental contractors to assess the facts to determine anticipated exposure. We are currently in the evaluation phase of environmental mitigation for the facility. As such, at this time we have accrued our estimated costs for the California Department of Toxic Substances Control (“DTSC”) oversight under the agreement we are negotiating and for our environmental engineering consultants to conduct the work called for in the Preliminary Endangerment Assessment plan we have proposed to the DTSC.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of December 31, 2003, excluding restricted cash, were $16.6 million compared to $4.5 million as of March 31, 2003. Receivables increased approximately $800,000 to $6.1 million as of December 31, 2003 compared to $5.3 million as of March 31, 2003, primarily as a result of increased sales. Receivables days sales outstanding were 32 and 47 days as of December 31, 2003 and March 31, 2003, respectively. Days sales outstanding were lower at December 31, 2003 due to the favorable distribution of our sales during the quarter and we expect that they could return to a range of 45 to 50 days in the future. Inventories increased by approximately $3.4 million, offset by write-downs of inventory of approximately $1.6 million, for a net increase of $1.8 million, yielding a balance of $5.4 million as of December 31, 2003 compared to $3.6 million as of March 31, 2003, as a result of higher manufacturing activity levels necessary to support our increased revenue. Accounts payable and other accrued liabilities increased by approximately $3.2 million to $9.0 million as of December 31, 2003, compared to $5.8 million as of March 31, 2003. This was primarily due to the increase in trade payables of approximately $2.0 million and higher accrued salaries and benefits of approximately $1.5 million.

Operating activities provided approximately $4.7 million of cash in the nine-month period ended December 31, 2003. The increase to a positive $4.7 million for the nine months ended December 31, 2003 from a negative $8.0 million for the nine months ended December 31, 2002 was primarily due to a swing to net income from a net loss and an increase in accounts payable and other current liabilities, offset by increases in deferred margin on sales to distributors and in inventories.

Investing activities provided $24,000 of cash during the nine-month period ended December 31, 2003, which was the result of proceeds from the sale of capital equipment of $561,000, offset by capital expenditures of approximately $215,000 and an increase in restricted cash related to our long-term debt of approximately $322,000.

Net cash provided by financing activities of $7.4 million for the nine-month period ended December 31, 2003 was the result of net proceeds from our private placement of common stock of approximately $5.2 million, proceeds from the exercise of common stock warrants of approximately $2.3 million, repayment of long-term debt and capital lease obligations of $1.1 million and proceeds from the issuance of common stock related to employee stock option and employee stock purchase plans of $966,000.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allows us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause related to liquidity, we are subject to certain financial covenants and restrictions and must maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively; the interest rate at December 31, 2003 on the equipment line was 7.00% and on the revolving line would have been 4.75%, had there been an outstanding balance. After the company achieves two consecutive quarters of net profit of at least $1, the annual interest rate on the revolving line decreases to the prime rate; however, this provision was subsequently removed in the Amended and Restated Loan and Security Agreement with Silicon Valley Bank as described in the first paragraph of Note 15, Subsequent Events. On July 30, 2003, we entered into an agreement to modify our existing Loan and Security Agreement. The modification extended the term of the agreement for one additional year to July 31, 2004 and subject to compliance with various covenants allows us to borrow an additional $250,000 under the equipment line of credit and an additional $180,000 under the working capital line of credit, still subject to a combined cap of $5.0 million. The modification also reduced the compensating balance we must maintain with the bank to $2.4 million for the quarter ended September 30, 2003, $2.2 million for the quarter ended December 31, 2003 and reduced amounts in later quarterly periods, assuming we are in full compliance with the agreement. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. As of December 31, 2003, $1.9 million was outstanding and approximately $250,000 was available on the equipment line of credit, and $1.6 million was available under the revolving line of credit, for which we had no borrowings. The amount available under the revolving line of credit was limited by the current level of our foreign accounts receivable, which form a substantial portion of our borrowing base and are eligible at 50% to 70% of the current receivables balances. We have been in compliance with all covenants under the Agreement during the current fiscal year although we were out of compliance and obtained waivers during the prior fiscal year. In January 2004, we entered into an Amended and Restated Loan and Security Agreement to obtain a term loan, which we are using to refinance our Industrial Revenue Bonds as described in the first paragraph of Note 15, Subsequent Events.

Our Industrial Revenue Bonds are subject to certain financial covenants. The financial covenants associated with these bonds are requirements to maintain minimum current and quick ratios, shareholders equity, and debt coverage, and not to exceed maximum ratios of total liability to equity and long term debt to working capital. As of December 31, 2003, we were in compliance with all financial covenants; however, from December 31, 2001 through June 30, 2003 we were out of compliance with various covenants. As a result, as required by our agreements, we retained a management consulting firm, which made recommendations to the Trustee and ourselves as to how we could come into compliance. As a result of our previously not being in compliance with the covenants, we are subject to more frequent covenant reporting requirements, which remain in place for four successive quarters.

In January 2004, we exercised our call option to repay the Industrial Revenue Bonds on March 1, 2004, using $5.5 million which we borrowed from the Bank under a five-year term loan pursuant to an Amended and Restated Loan and Security Agreement. See Note 15, Subsequent Events.

The following table summarized our contractual obligations as of December 31, 2003.

Contractual Obligations		Payments due by period (in thousands)
	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term Debt Obligations	$8,780	$562	$2,363	$575	$5,280
Capital Lease Obligations	53	5	40	8	—
Operating Lease Obligations	876	119	748	9	—
Purchase Obligations	1,993	1,545	315	133	—

Total	$11,702	$2,231	$3,466	$725	$5,280

In the future, it is possible that our liquidity could be impacted in order to resolve our various pending litigation matters and/or an environmental issue arising out of the closure of our Milpitas wafer fabrication facility. At present, we do not have a reasonable basis to assess the likelihood of potential future costs. As to the pending litigation matters discussed in footnote 6 to our financial statements, we will be better positioned to evaluate whether we are reasonably likely to incur additional expenses to satisfy any judgment or fund any settlement once discovery has proceeded further and any preliminary motions have been decided. As to the environmental issues discussed in footnote 14 to our condensed financial statements, we will be better positioned to evaluate whether we are reasonably likely to incur additional expenses to remediate the subject property once we obtain additional core samples and evaluate the risks associated with any contamination they may show.

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses. We may wish to purchase additional production equipment to support a portion of the increases in plant capacity at our foundry and assembly test partners which may require additional equipment financing that we may not be able to obtain on terms we consider reasonable or may require us to use more of our cash resources than we currently have planned. In addition, we may wish to raise additional equity capital to provide us with cash reserves and to fund future growth such as to support the increased levels of receivables and inventory associated with any continued growth in revenue, or to make strategic technology or product line acquisitions.

We currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for the next twelve months. However, we may need to raise additional funds through public or private equity or debt financing in order to expand our operations to the level we desire. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

No material changes have occurred from our report on Form 10-K for the period ending March 31, 2003.

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonable, taking into account the totality of the circumstances.

(b) Changes in Internal Control over Financial Reporting. In connection with their audit of our financial statements for the fiscal year ended March 31, 2003, Ernst & Young informed us that they had noted a combination of factors which taken together constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration, and finance organization. Subsequent to March 31, 2003, we have instituted additional processes and procedures to improve our internal control over financial reporting. As a result, we believe that we no longer have a material weakness in our internal control over financial reporting, although some key controls are manual and are consequently inefficient. We are continuing our efforts to improve and automate our financial processes and procedures.

Among these additional processes and procedures we instituted the following during the quarter ended December 31, 2003:

•	Inventory costing: We have continued to use and make minor refinements to the manual valuation process in place during fiscal 2003 as augmented by supplemental manual cross check processes instituted during our fiscal 2003 audit. We are continuing to work with IT consultants to re-implement inventory costing in our manufacturing and cost accounting system software, which is known as Workstream.

•	Information systems: We have installed software that when implemented during our fiscal fourth quarter will automate and improve the effectiveness of our user administration and password updating procedures.

There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered in this Form 10-Q which have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our third fiscal quarter, which materially affect such control.

Cautionary Statement

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, and “estimates”, and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our anticipation that our future sales of lighting, communications, legacy and mature products will be substantially lower; (2) our anticipation concerning future levels of research and development and selling, general and administrative expenses as percentages of net sales; (3) our belief that we will realize a moderate amount of additional internal manufacturing cost reductions during the fourth quarter as we receive further benefits from the conversion of our Tempe operations to a dedicated thin film facility; (4) our expectation that our receivables days outstanding could return to a range of 45 to 50 days in the future; (5) our expectation that we have meritorious defenses to pending litigations; (6) our view that we may need to devote material sums we are unable to currently estimate in order to dispose of pending litigations or remediate our closed Milpitas wafer fabrication facility; (7) the possibility that we may wish to purchase additional production equipment to support a portion of the increase in plant capacity at our foundry and assembly test partners or to make strategic technology or product line acquisitions; and, (8) our anticipation that our cash will be sufficient to meet our requirements for the next 12 months. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those set forth in this report and in our other SEC filings, in particular our annual report on Form 10-K for fiscal 2003 ended March 31, 2003 and our Current Report on Form 8-K filed on September 25, 2003. These risks and uncertainties also include whether our marketing and sales focus will enable us to penetrate our selected markets; whether those markets will continue to exhibit demand for our products and whether there will be price erosion in such markets, in part due to whether there is competition in such markets; whether our customer concentration will leave us vulnerable to problems involving sourcing decisions of our larger customers; our ability to forecast our cash requirements and cash availability and our ability to stay in compliance with our bank credit line covenants or else to obtain a waiver of non-compliance or default; the ability of our third party wafer fabrication vendors to meet in a timely manner our demand for high yield, high quality wafers; whether we will learn unexpected facts during litigation and whether the trier of fact will believe our witnesses who in one case may be convicted felons; whether core samples at our Milpitas site will display more contamination than expected, whether we will run into production difficulties or higher than anticipated demand for our end of life products and whether once we cease manufacturing these products we will be able to reduce expenses as much as we anticipate. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments this past quarter to the litigation matters described in our Form 10-K annual report.

ITEM 2. Changes in Securities and Use of Proceeds

During October and November 2003, some of the investors in prior private placements exercised some of the warrants they had been granted in such private placements. In total, such investors exercised 733,273 warrants at an exercise price of $3.00 per share resulting in total proceeds of approximately $2.2 million and exercised 25,734 warrants with an exercise price of $4.36 per share resulting in total proceeds of approximately $112,000. These warrant exercises were effected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited institutional investors.

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

(b)    Reports on Form 8-K.

On October 21, 2003, we filed a Report on Form 8-K, which reported under Item 4, a change in our certifying accountant, resulting from the resignation of Ernst & Young LLP.

On October 23, 2003, we filed a Report on Form 8-K, which reported under Item 12 the issuance of a press release relating to results for its fiscal second quarter ended September 30, 2003.

On December 16, 2003, we filed a Report on Form 8-K, which reported under Item 4, a change in our certifying accountant due to the engagement of Grant Thornton LLP as our new certifying accountant.

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