Form 10-K
period 2004-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2004-06-14
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2004

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

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $134.1 million based on the closing price for the common stock on the NASDAQ National Market on such date.

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

As of May 31, 2004, the number of shares of the Registrant’s common stock outstanding was 21,319,828.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 12, 2004 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our belief that we will continue to optimize our operations in the future as our business changes; (2) our expectation as to future levels of research and development expenses and selling, general and administrative expenses; (3) our view that we may in the future reverse some or all of the valuation allowance associated with our deferred tax asset if we continue to be profitable; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our plan to solicit shareholder approval to amend our articles of incorporation to increase the number of our authorized common shares by 25 million; (6) our business strategy as set forth in Item 1, “Business” on pages 4 and 5; and (7) our expectation that “Other Income or Expense” will result in income rather than expense during fiscal 2005. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that increased product demand combined with moderate price erosion will cause our revenues to increase, whether our shareholders will approve our proposed amendment to our articles of incorporation and whether we will have large unanticipated cash requirements, that our third party vendors will be able to make products without yield issues to satisfy product demand, as well as other risk factors detailed in this report, especially under the caption “Risk Factors” under Item 1, Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CAMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

CALIFORNIA MICRO DEVICES CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

PART I

ITEM 1.    Business.

We design and sell application specific analog semiconductor products primarily for high volume applications in the mobile, computing and consumer electronics markets, which we describe as our core markets. We are a leading supplier of application specific integrated passive (ASIP™) devices that provide electromagnetic interference filtering, electrostatic discharge protection and termination for high speed signals. We also offer a growing portfolio of active analog devices including power management and interface devices. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single chip solution for densely populated, high performance electronic systems. Our ASIP devices are significantly smaller, offer increased performance and reliability, and cost our customers less, taking into account all of the costs of implementation, than traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality. With our active analog device portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by being optimized for specific applications. We also selectively design second source active analog devices that provide us entry to new applications, complement other products in our portfolio or enhance existing customer relationships. Our active analog device solutions use industry standard CMOS manufacturing processes for cost effectiveness.

Within the past three years, we have streamlined our operations and become fabless for our semiconductor products, using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 500 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to more than 110 million units in the quarter ended March 31, 2004.

End customers for our semiconductor products are original equipment manufacturers (OEMs) including Dell Inc., Hewlett-Packard Company, Kyocera Wireless Corp., LG Electronics, Motorola, Inc., Royal Philips Electronics N.V., Samsung Electronics Co., Ltd., Sony Corporation and TriGem Computer Inc. We sell to some of these end customers through original design manufacturers (ODMs), including Appeal, Arima Computer Corporation, BenQ Corporation, Compal Electronics, Inc., Pantech Co., Ltd. and Quanta Computer, Inc., and contract electronics manufacturers (CEMs), including Celestica Inc., Foxconn (Hon Hai Precision Industry Co., Ltd.) and Solectron Corporation. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our semiconductor products. We also manufacture a limited number of thin film products in our Tempe, Arizona fabrication facility, which we sell primarily to Guidant Corporation for use in implantable defibrillators and pacemakers.

Industry Background

Semiconductor devices can either be analog or digital. Analog devices are used in electronic systems to manipulate real world signals such as sound and electrical currents so that digital devices such as microprocessors can perform computational and other processing functions on these signals. Active analog devices are capable of amplifying signals while passive analog devices are not.

Passive analog devices, which include resistors, capacitors and diodes, are used in virtually all electronic products. Individually and in combination, these passive devices filter, shape, limit and terminate the electrical signals used and transmitted by active analog and digital devices including microprocessors, application specific integrated circuits and memory. Historically, passive devices have been discrete devices, with each device performing a specific function. Most electronic systems have used large numbers of these discrete passive devices.

Application Specific Integrated Passive Devices

Discrete passive devices often consume a significant amount of the space in an electronic system, limiting the system designer’s ability to reduce product size and to incorporate additional features. For example, in a typical cellular handset, as much as two-thirds of the printed circuit board area can be consumed by passive devices. To address this problem, many system designers are replacing multiple discrete passive devices with integrated passive devices that provide the same functions as multiple discrete devices.

Integrated passive devices replace multiple discrete passive devices such as resistors, capacitors or diodes with a single silicon die and can reduce product size and design time, increase performance and reliability, and cost less to implement. Integrated passive device designs can be optimized for the requirements of a specific application. Design of such application specific integrated passive devices requires significant application expertise and system level knowledge.

Active Analog Devices

Active analog devices serve a variety of purposes in electronic systems, including power management and interface functions. Power management solutions typically needed in computing and mobile products include voltage regulators, supply voltage supervisors, power switches and overcurrent protection devices. Analog interface devices in mobile and consumer electronic applications facilitate signal transmission between host processors and external devices and systems and include USB transceivers and keypad multiplexers.

Requirements of High Volume Markets

Passive devices and active analog devices address extremely broad markets. Three high volume markets that are particularly well suited for application specific integrated passive devices include the:

•	Mobile market, which is comprised primarily of cellular handsets. According to International Data Corporation, or IDC, there were 533 million cellular handsets sold globally in 2003, making cellular handsets the most widely adopted mobile devices today. By 2007, the number of cellular handsets sold globally is expected to grow to over 748 million annually;

•	Computing market, which includes notebook and desktop computers and computer peripherals such as printers, flat panel monitors and add-in cards for graphics and networking; and

•	Consumer electronics market, which includes products such as DVD players, digital set-top boxes and digital televisions.

Two of the major challenges facing designers of electronic systems for these markets are:

•	Electromagnetic interference (EMI) filtering. EMI refers to the interference of one electronic product with the operation of another resulting from electromagnetic signals generated by the first product and picked up by the second. These signals emanate from and are picked up by the internal and external data interfaces employed by mobile products such as cellular handsets, computing products such as desktop and notebook computers and consumer electronics products such as DVD players, digital set-top boxes and digital televisions. Consumers expect these products to be reliable wherever they are used and to not interfere with other electronic products. High performance EMI filters must prevent the electromagnetic signals generated within a product from propagating and potentially interfering with its own operation and the operation of other products. In addition, these filters must keep EMI generated by other products from causing interference with the product of which they are a part.

•

Electrostatic discharge protection (ESD).    An ESD event is the transfer of energy between two bodies at different electrostatic potentials, either through direct contact or an air discharge in the form of a spark. Most mobile, computing and consumer electronics products require ESD protection for internal and external data interfaces to avoid damage or disruption of their operation. Traditional ESD protection devices typically have high capacitance levels that can distort high speed signals, compromising their integrity and interfering with the accurate transfer of information across those interfaces. The mobile, computing and consumer electronics markets are employing increasingly faster data interfaces to satisfy ever increasing performance and functionality requirements. These high speed data interfaces are particularly sensitive to ESD and high levels of capacitance that reduce signal integrity. This trend has created growing demand for a new class of cost effective, robust ESD protection devices that feature lower levels of capacitance than existing solutions.

The increasing complexity of mobile, computing, and consumer electronics products increases the need for EMI filtering and ESD protection and, therefore, the number of passive devices required to provide that protection. For example, while a low end cellular handset with a basic feature set limited to supporting voice communication and text messaging has approximately 300 passive devices, the latest cellular handsets require nearly 1,000 passive devices in order to support an increasing number of features such as multiple carrier frequency bands for wider roaming support, integrated cameras, Bluetooth, MPEG-4 video capture and playback, MP3 audio and FM radio capabilities, removable smart card memory modules and wireless LAN functionality. Providing these additional functions in less space and at lower cost is driving increased demand for application specific integrated passive devices.

Our Solution

We design, develop, and market application specific integrated passive devices and active analog devices to meet the stringent needs of electronic product manufacturers in the mobile, computing, and consumer electronic markets. We believe our products provide the following key benefits to our customers:

Reduced Size.    We utilize our design methodology and proprietary silicon process technology to replace multiple passive devices and in some cases active analog devices with a single ASIP device and, as a result, reduce the printed circuit board area required for the equivalent function. Additionally, our mobile ASIP devices make extensive use of chip scale packaging (CSP) which allows the packaged part to be virtually as small as the die itself. This allows our customers to develop products with a more compact form factor, enabling savings in board area of up to ninety percent.

Higher Performance EMI Filtering.    Because of our design architecture, proprietary silicon process technology and use of CSP technology, our family of application specific EMI filter products reduce unwanted signals over a wider range of frequencies than do discrete solutions or integrated solutions in traditional packages. This enables our customers to build increasingly more feature rich and higher performance products than they otherwise could.

More Robust ESD Protection.    We produce a family of application specific ESD protection devices that provide robust ESD protection with very low capacitance levels. We believe our PicoGuard™ line of ESD protection devices, with the industry’s lowest levels of capacitance per channel, is the only available solution optimized for high speed data bus architectures.

Combined ESD Protection and EMI Filtering.    We also offer a line of products that integrate high performance EMI filters and ESD protection into a single ASIP device. As an example, we developed the Centurion™ advanced process and product architecture to produce a line of EMI filters with ESD protection that are performance optimized for the high speed data interfaces used by the latest image sensors and LCDs in cellular handsets. These interfaces have high data rates and require a superior filtering solution to reduce unwanted signals while offering a high level of ESD protection and very low capacitance. One of these ASIP devices, the CSPEMI608, replaces 40 discrete components and provides robust ESD protection as well as EMI filtering for displays and image sensor data interfaces on cellular handsets.

Lower Total Cost Solutions.    The total cost of using passive devices in an electronic system includes the cost of assembly, testing, repair and rework, warranty, and the overhead associated with procuring and stocking multiple discrete passives from multiple vendors. Taking all of those elements into account, the total cost of implementing an ASIP device is generally significantly less than that of the equivalent collection of discrete passive components even though the price of the ASIP device itself may be higher than the collective price of the discrete components it replaces. The CSPEMI608 can provide as much as 70% total cost savings when compared to a comparable solution using 40 discrete passives. Many of our active analog devices also feature a higher level of integration and contribute to a lower overall system cost. For example, our CM3131 power management device for double data rate (DDR) memory applications in computing and consumer electronics products allows for a solution cost reduction of up to 70% and a reduction in board space of up to 55%.

Faster Time to Market.    We design application specific solutions that assist design engineers in introducing products to market quickly. Our solutions eliminate the need for engineers to design, layout and test their own solutions using multiple discrete components. For example, our VGA200 is a single ASIP device that integrates a total of 25 discrete active analog and passive devices to provide a complete, ready-to-use solution for level translation, ESD protection and termination for personal computer monitor ports.

Our Strategy

Our strategy is to be the leading supplier of ASIP devices for the mobile, computing and consumer electronics markets, and to sell complementary application specific active analog devices to our customers in those markets. Our strategy includes the following key elements:

Develop Application Specific Product Offerings.    We identify application specific passive device function requirements that are common across multiple high volume platforms within our core markets. We then design a highly integrated ASIP solution and market the device to multiple customers. We also apply this approach to the definition of our active analog semiconductor products.

Focus on High Unit Volume Markets.    We focus on serving manufacturers of products in high unit volume markets such as cellular handsets, notebook computers, PC peripherals, DVD players, digital set top boxes and digital televisions. Each of these products has a growing need for higher performance integrated passive devices. We work with customers to identify application specific product requirements that address existing and emerging general customer needs that will rapidly generate high unit volume demand.

Focus on Industry Leaders in Our Core Markets.    We target the market and technology leaders in each of our core markets. We have assigned senior direct sales personnel to cover these strategic accounts and work in concert with manufacturing sales representatives and distributors to provide comprehensive sales and technical support. To support our sales and product definition efforts most effectively, our internal marketing organization is aligned with our focus on the mobile, computing and consumer electronics markets and is staffed with people who have in-depth knowledge of those markets and related applications.

Broaden Product Offerings Within Target Applications.    By expanding our portfolio of ASIP and analog devices, we intend to meet a greater portion of our customers’ needs within our target applications and markets. We have successfully increased our presence in the cellular handset market by increasing our product offerings for that market. We intend to continue to leverage our design expertise and application knowledge to expand our opportunities in our core markets.

Extend Technology Leadership.    We believe we have established a position as a technology leader in the development of ASIP devices. Our engineering team combines passive and active analog device design skills, application expertise, and silicon process technology expertise, which we believe enables us to introduce innovative products faster than our competitors and provide the broadest ASIP device offerings for our core markets. Our PicoGuard and Centurion ESD protection devices, introduced in May 2002 and September 2003, respectively, are examples of our technology innovation. We intend to maintain and advance our technology leadership through continuous enhancement of our existing products and introduction of new products. We have also been an early adopter of key third party technology, such as CSP, in our products.

Capitalize on a Fabless Model for our Semiconductor Products.    We have adopted a fabless manufacturing model for our ASIP and active analog devices that involves the use of one or more foundry partners to provide the wafer fabrication capacity needed for our products. Our proprietary silicon process technology used to make our ASIP products is compatible with the standard manufacturing processes offered by leading foundries. This has allowed us to transfer our processes to foundries for our exclusive use so that we can take advantage of the flexible capacity and lower total costs of the fabless business model. For our active analog devices, we utilize industry standard CMOS processes. We continue to maintain an internal manufacturing facility in Tempe, Arizona for building our thin film products for the medical market.

Our Competitive Advantages

We believe that our competitive advantages are:

Application Specific Solutions.    Our product development and marketing efforts are based on an application specific approach to define high value ASIP and active analog device solutions. Discrete passives are typically sold as commodity components that can be used by an end customer to serve a variety of requirements. Historically, the end customer has needed to understand the application requirement, design the solution and select the proper components. Our approach offers significant advantages to the customer, including greater ease of design, reduced form factor, improved performance and reliability and lower total implementation cost.

Product Innovation.    In defining our ASIPs and active analog devices, we seek opportunities to differentiate by providing innovative solutions that offer customers significant value compared to solution based or discrete devices. For example, our PicoGuard products are a new class of ESD protection ASIPs that feature industry leading low capacitance.

Proprietary Silicon Process Technology.    We have developed and continue to enhance proprietary silicon process technology optimized for our ASIP devices. For example, by modifying our zener process, we developed the advanced Centurion™ process and product architecture to produce a line of EMI filters with ESD protection that are optimized for high speed data interfaces such as those used in the latest image sensor and display interfaces in cellular handsets.

Responsiveness to Customer Needs.    Our application specific design approach allows us to work closely with our customers in defining new product specifications and features. As a result, we believe that we often are first to introduce innovative solutions. Responsiveness and quick turnaround time on new products are important differentiating characteristics that attract customers to work with us on their new product requirements. We also strive to be responsive to customer delivery requirements, including short term changes in demand. Another example of our customer service focus is that we have deployed manufacturing personnel with experience in CSP assembly techniques to help our customers learn how to integrate our CSP devices into their products.

Products

Our ASIP and active analog devices generally range in price from $0.06 to $0.45 per unit. We sell these products primarily in the mobile, computing and consumer electronics markets. We also sell thin film products primarily in the medical market at higher selling prices.

In the mobile market, we offer ASIP products that provide EMI filtering, ESD interface protection and signal termination. We also offer active analog semiconductors that provide power management and interface solutions for cellular handsets, PDAs and other portable electronic devices. High levels of integration combined with CSP technology permit us to develop and market products offering significant value to our customers by offering greater ease of design, reduced form factor, increased performance and reliability, and lower total cost of implementation.

In the computing and consumer electronics markets, we offer ASIP products that provide EMI filtering, ESD protection and signal termination and, in the computing market, we offer active analog devices that provide power management solutions. These application specific solutions are targeted for notebook personal computers and computer peripherals, such as printers and flat panel displays, and consumer electronics applications, such as digital set-top boxes, DVD players and digital televisions.

Our integrated products offer customers significant value and provide benefits such as reduced parts count, increased procurement efficiencies, improved inventory management, increased manufacturing throughput and increased reliability, all of which contribute to a lower total cost of ownership.

Application Specific Integrated Passive Devices.    Our ASIP devices are application specific products designed to address high volume opportunities for multiple customers. They include solutions for the problems of EMI filtering, ESD protection and signal termination that challenge many system designers.

•	Our EMI filters provide highly effective suppression of EMI. Our ESD protection devices are typically used to protect connectors and other external interfaces. We offer three distinct ESD architectures within a broad portfolio of conventionally packaged and CSP solutions, each with capacitance levels and ESD protection levels matched to specific applications. For specific data interfaces, we often combine ESD protection with EMI filters in a single device to provide a higher level of integration and greater value for our customers.

•	We also combine ESD protection devices with active elements. An example is the VGA200 which provides ESD protection, level shifting and termination for the VGA port in a desktop or notebook computer.

Active Analog Devices.    Our active analog devices are CMOS analog circuits, utilizing feature sizes of 0.65 microns or greater focused on specialized power management solutions, USB transceivers and other active analog devices for our target applications.

•	Our power management devices are single chip solutions that implement power management techniques for notebook and desktop motherboards, network interface cards and mobile electronics.

•	Our USB transceiver devices provide a USB compliant interface between host and peripheral systems and feature an internal level translator that permits USB signals to correctly interface with core chipsets such as microprocessors and baseband chipsets that run at a variety of different voltages.

•	Our keypad multiplexer for cellular handsets is a transistor array that multiplexes keypad lines so that each key can have two functions, rather than one.

Thin Film Products.    When shifting our corporate focus to high unit volume electronic products, we elected to retain a portion of our thin film products business for as long as it makes economic sense to do so. Most of our net sales from these products are to Guidant for use in implantable defibrillators and pacemakers.

The following table provides information regarding our representative products and families by application:

Application	Product Name	Product Type	Typical Markets
Input/output port protectors	SZ1284, VGA200, CSPEMI20x, CSPEMI306, CSPEMI60x, CSPEMI400, CM142x	ASIP	Computers, cellular handsets, PDAs, set top boxes

Electromagnetic interference filters	RC032A	ASIP	Computers, cellular handsets

Electrostatic discharge protection	PACDN006, CM1208, CM1209, CM1210, CM1213, CM1214, PACDN04x, CSPESD301/2/3/	ASIP	Cellular handsets, PDAs, computers, set top boxes, digital televisions, DVD players

Keypad multiplexer	CM2500	Active analog	Cellular handsets

Power management	CMPWR330, CMPWR280, CM3196, CM3112, CM3107, CM3109, CM3003, CM3131, CM340x, CM350x	Active analog	Network interface cards, computers, cellular handsets

USB transceiver	CM2400-01	Active analog	Cellular handsets, PDAs, digital still cameras

Medical	XRN1568, XRN1544, XRN1565	Thin film resistor networks	Pacemakers, implantable defibrillators

Customers

We target the market and technology leaders in each of our core markets. Our semiconductor product end customers are original equipment manufacturers including Dell, Hewlett-Packard, Kyocera Wireless, LG Electronics, Motorola, Philips, Samsung, Sony and Trigem. We sell to some of these end customers through original design manufacturers, including Appeal, Arima, BenQ, Compal, Pantech and Quanta, and contract electronics manufacturers, including Celestica, Foxconn and Solectron. Our predominant thin film product end customer is Guidant. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our products. In fiscal 2004, approximately 57% of our net sales came from the sale of our products directly to OEM customers, ODMs and CEMs and 43% came from the sale of our products through distributors. In fiscal 2004, we had direct sales of more than 10% of our net sales to two OEM customers, Guidant (19%) and Motorola (14%), and one distributor, Epco Technology (14%).

Sales and Marketing

We concentrate our sales and marketing efforts on leading OEMs and ODMs that are considered market leaders in our core markets, particularly those where we believe we have the greatest opportunity to influence the industry. We work with existing and potential customers to identify ASIP and active analog device needs that our capabilities address, and seek to have customers design our solutions into their products. We target high volume, application specific products that can be used by multiple customers and in multiple products.

Our products are primarily specified through contact with customers’ engineering departments, as well as their procurement and manufacturing personnel. Most of the systems into which our products are designed have short life cycles. As a result, in order to maintain and grow revenue, we require a significant number of new design wins on an ongoing basis so that our same products are incorporated into next generation systems of our customers.

Our sales channels consist of a small direct sales force and a larger network of independent regional sales representatives and distributors managed by our sales force. Our direct sales force is headquartered in Milpitas, California with regional sales offices in the United States, Europe and Asia. Major mobile customers primarily buy our devices directly. Our medical business is primarily conducted on a direct basis.

International sales, based on the location where we shipped the product, accounted for 64% of net sales for fiscal 2004. Many of those products were designed by United States based OEMs and subcontracted to overseas assemblers. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a majority of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Manufacturing

In fiscal 2002, we implemented a plan to outsource most of our wafer fabrication activities to third party independent foundry partners. Our first wafer foundry partner, ASMC, is currently running several of our processes and manufacturing many of our products in material volumes. During fiscal 2004, we began a relationship with Sanyo Electric Co. Ltd. in Japan for manufacturing some of our ASIP and analog semiconductor products in order to reduce our dependence on a single supplier and increase our flexibility. We currently use a single third party vendor for ball drop but plan to add a second source in the near term. We use third party independent assembly and test partners to perform all of the packaging, testing and preparation of products for shipment except for a limited number of products that are shipped to our customers in wafer form. We currently own and operate a thin film wafer fabrication facility in Tempe, Arizona that is ISO 9002 certified. During fiscal 2003, we consolidated our internal wafer fabrication into our Tempe facility and closed our Milpitas wafer fabrication facility. In October 2003, we discontinued manufacturing semiconductor wafers in our Tempe facility. The Tempe facility has a 16,000 square foot clean room and is now dedicated to the production of thin film passive components, predominately for our medical business.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and expand their capabilities and performance, or to make them capable of being produced in multiple foundries. We recently closed our design center in Austin, Texas and centralized all of our design activity in Milpitas, California. We have increased our hiring in Milpitas, including several senior engineering managers.

We spent $4.6 million and $3.7 million on research and development activities in fiscal 2004 and fiscal 2003, respectively.

Intellectual Property

We rely on trade secrets, close customer relationships, and being designed into our customers’ products to protect our market position. Our policy is to apply for patent protection for our unique products and manufacturing processes where that protection is warranted. We have been granted approximately 31 U.S. and 3 foreign patents, a substantial portion of which relate to current and planned ASIP and active analog devices. Our patents are generally of limited importance to us due in part to the variety of our products versus the limited scope of our patents, the limited lifespan of certain of our products and the ability of our competitors to design around our patents. Process technologies are more often designated as trade secrets. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. We selectively register our mask works. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights. ASIP, Centurion, PicoGuard and our corporate logo are our trademarks.

We have acquired a non-exclusive, non-assignable license with respect to manufacturing flip chip packaged devices from Flip Chip International (formerly Flip Chip Technologies, a division of Kulicke and Soffa). Under the terms of this license, we can utilize certain of Flip Chip’s Ultra CSP technologies. Although we are not currently utilizing this license, we have the right to manufacture, or retain a subcontractor to manufacture, bumped die in one facility, currently designated as Tempe. We are currently using third party suppliers to process CSP products rather than utilizing this license.

Competition

Competition is based on a number of factors, including price, product performance, form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the core markets we serve. Within the ASIP product families for the mobile, computing and consumer electronic markets, we compete with ON Semiconductor Corporation, Royal Philips Electronics N.V., Semtech Corporation and STMicroelectronics, N.V. Often we are still competing with traditional solutions of discrete passive devices from Murata Manufacturing Co., Ltd., Samsung Electronics Co., Ltd., Vishay Intertechnology, Inc. and others. In the active analog device area, our competitors include Fairchild Semiconductor International, Inc., Linear Technology Corporation, Maxim Integrated Products, Inc., Micrel, Incorporated, National Semiconductor Corporation, ON Semiconductor Corporation, RichTek Technology Corporation, Semtech Corporation, STMicroelectronics, N.V. and Texas Instruments Incorporated.

Backlog and Design Wins

At March 31, 2004, our backlog amounted to $13.7 million. Our backlog on a specific date represents firm orders received from customers for delivery within six months of that date. Our backlog at any particular time is not necessarily indicative of actual sales for any succeeding period because our customers can cancel their orders or change delivery dates at little or no cost to them. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

The number of design wins we have secured has increased during each of the past three fiscal years. While design win trends are a qualitative indicator of future revenue trends, design wins do not correlate directly with revenue, since they vary in size and in some cases may not result in revenue.

Environmental

We are subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals used in our manufacturing processes and believe that we are in substantial compliance with all such applicable environmental regulations. Industrial waste generated at our facilities is either processed prior to discharge or stored in barrels with double containment methods until removed by an independent contractor. We have obtained all necessary permits for such discharges and storage. We do not anticipate that the cost of environmental compliance will change significantly in the next couple of years from the recent past.

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred the matter to the State Department of Toxic Substances Control (DTSC) for follow-up. A walk-through of the facility occurred in May 2003 with DTSC, during which the agency indicated that a request for additional samples could follow. On June 26, 2003, we received correspondence from DTSC requesting that we enter into an agreement with them and that we conduct a Preliminary Endangerment Assessment (PEA) under their supervision. We entered into the agreement with DTSC in February 2004 and we are currently working with DTSC to finalize the PEA scope. We have accrued the estimated costs for DTSC and for the environmental consultant to perform the work we have proposed. The extent of additional actions, if any, cannot be determined until the PEA is completed. In addition, our Tempe, Arizona facility is located in an area of known groundwater contamination.

Employees

As of March 31, 2004, we had 154 full-time and part-time employees, including 35 in sales and marketing, 19 in engineering and research and development activities, 84 in manufacturing and 16 in administration. None of our employees are subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Properties

We currently lease as our headquarters approximately 26,000 square feet of office and light manufacturing space in Milpitas, California, pursuant to an agreement that we entered into in May 2002. The lease term is for 38 months and provides for a current monthly rent payment of $36,000 plus operating expenses. Total future minimum lease payments over the term of the lease are approximately $685,000. We own five acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room for thin film wafer fabrication and plating, and we rent office facilities for our domestic and international sales offices. We believe that our existing facilities are adequate for our current and foreseeable future needs.

Website Access to Company Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.calmicro.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of our annual report will be made available, free of charge, upon written request.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should read and consider carefully the following factors before making an investment decision.

Our operating results may fluctuate significantly because of a number of factors, many of which are beyond our control and are difficult to predict. These fluctuations may cause our stock price to decline.

Our operating results may fluctuate significantly for a variety of reasons, including some of those described in the risk factors below, many of which are difficult to control or predict. While we believe that quarter to quarter and year to year comparisons of our revenue and operating results are not necessarily meaningful or accurate indicators of future performance, our stock price historically has been susceptible to large swings in response to short-term fluctuations in our operating results. Should our future operating results fall below our guidance or the expectations of securities analysts or investors, the likelihood of which is increased by the fluctuations in our operating results, the market price of our common stock may decline.

We incurred quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003, and we may be unable to sustain profitability.

Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring an average loss of $3.8 million per quarter and doubling our accumulated deficit from $31.3 million to $67.7 million. Many factors will affect our ability to sustain profitability including the health of the mobile, computing and consumer electronics markets in which we focus, continued demand for our products by our key customers, lack of price erosion, availability of capacity from our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage our operating expenses. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

Our revenues could fall below cash breakeven causing us to cut our expenses to the detriment of our business.

We have restructured our company to better focus our business and to transition to a fabless model by outsourcing our manufacturing, except for our thin film products. We have taken these steps in an effort to reduce the level of revenues we need to generate to achieve operating cash flow breakeven and at the same time to increase our revenues in key markets. However, if our net sales do not continue to satisfy our cash needs, then we may have to cut additional expenses in order to conserve our cash, or raise additional financing, of which there can be no assurance of success. Even if we are successful in reducing our cash usage, we may raise additional equity financing to finance growth, for strategic acquisitions, and/or to provide us with cash reserves should we operate in a loss mode in the future.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During fiscal 2004, Motorola, a customer in the mobile market, and Guidant, a customer in the medical market, together represented approximately one-third of our net sales. In the quarter ended March 31, 2004, Motorola still represented greater than 20% of our sales in the mobile market, with other large manufacturers becoming significant customers. If any of these major customers decides to reduce its purchase of our products or purchase some or all of its requirements for devices from other suppliers, or loses market share in its markets, our business would be adversely affected. There can be no assurance that these customers will continue to purchase our products in the quantities forecasted, or at all.

In fiscal 2004, one of our distributors (Epco Technology) represented approximately 14% of our net sales. If we were to lose Epco as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have the same relationships with the current end customers to maintain our current level of net sales. Additionally the time and resources involved with the changeover and training could have potentially adverse impacts on our business.

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the mobile, computing and consumer electronics markets, our revenues could stop growing and might decline. Additionally, our revenues may also decline if we are unable to maintain our current market share for the medical devices market.

The bulk of our revenues in recent periods has been, and is expected to continue to be, derived from sales to manufacturers of mobile, computing, consumer electronics and medical devices. In order for us to be successful, we must continue to penetrate the mobile, computing and consumer electronics markets, both by obtaining more business from our current customers and by obtaining new customers. In the near future, in order for us to achieve our revenue and profit goals, we must maintain our current market penetration in medical devices. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets. For example, should the mobile phone demand in China prove to be a bubble, or should growth not occur in the markets we have penetrated the most, our future revenues would be adversely impacted.

Our fastest growing market has been the mobile market. A slowdown in the adoption of ASIPs by cellular handset manufacturers would reduce our future growth.

Much of our revenue growth over the past two years has been in the mobile market where more complex cellular handsets have meant increased demand for and adoption of ASIP solutions. Should the rate of ASIP adoption decelerate in the mobile market, our planned rate of increase in mobile market penetration would decrease, thereby reducing our future growth.

The markets in which we participate are intensely competitive and our products are not sold pursuant to long-term contracts, enabling our customers to replace us with our larger competitors if they choose.

Our core markets are intensely competitive. Our ability to compete successfully in our core markets depends upon our being able to offer attractive high quality products to our customers that are properly priced and dependably supplied. Our customer relationships do not generally involve long-term binding commitments making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depend upon our past performance for the customer, their perception of our ability to meet their future need, including price and delivery and the timely development of new devices, the lead time to qualify a new supplier for a particular product, and interpersonal relationships and trust.

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include ON Semiconductor, Philips Electronics, Semtech and STMicroelectronics. Our integrated passive products also compete with discrete passives from competitors such as Murata, Samsung and Vishay. For our other semiconductor products, our competitors include Fairchild Semiconductor, Linear Technology, Maxim Integrated Products, Micrel, National Semiconductor, ON Semiconductor, RichTek, Semtech, STMicroelectronics and Texas Instruments. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could cause us to have to restate them. Such a restatement could cause continued drain on our resources to address and correct internal control deficiencies and could have adverse consequences on our stock price, potentially limiting our access to financial markets.

We have in the past had deficiencies in certain of our internal control processes. We are vulnerable to difficulties as many of our recordkeeping processes are manual or involve software that has not been upgraded and for which we have no adequate backup if the software were to fail. We have also experienced in the past, high turnover in our finance department, due in part to the relocation of several functions from Tempe to Milpitas and the employees performing those functions being unwilling to relocate. While preparing our financial statements for the 2003 fiscal year, both our internal staff and our outside accountants at the time found errors in certain primary financial processes, which they corrected during such preparation. However, these errors caused inaccuracies in the fiscal 2003 interim results for the three, six and nine month periods that required these interim period results to be restated. As a result, our outside accountants at the time informed us that they had noted a combination of factors that, taken together, constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration and finance organization. We have instituted additional processes and procedures to mitigate the conditions identified and to provide reasonable assurance that our internal control objectives are met. During fiscal 2004, we have recruited an almost entirely new finance department and we have instituted back-up procedures for our manual processes as we automate them, although some key controls remain manual and are consequently inefficient. We have devoted substantial effort and resources to improving our internal controls, and believe that there are no longer material weaknesses. We are continuing our efforts to improve and automate our financial processes and procedures. However, there can be no assurance that we have identified and corrected all of the weaknesses within the internal control processes or that errors will not occur in future periods.

On October 14, 2003, the outside accountants who had audited our financial statements for a number of years resigned as our independent auditor. On December 15, 2003, we engaged a new independent auditing firm.

Our competitors have in the past and may in the future reverse engineer our most successful products and become second sources for our customers, which could decrease our revenues and gross margins.

Our most successful products are not covered by patents and have in the past and may in the future be reverse engineered. Thus, our competitors can become second sources of these products for our customers or our customers’ competitors, which could decrease our unit sales or our ability to increase unit sales and also could lead to price competition. This price competition could result in lower prices for our products, which would also result in lower revenues and gross margins. Certain of our competitors have announced products that are essentially copies of some of our most successful products, especially in the mobile market, where many of our largest revenue-generating products have been second sourced. To the extent that the revenue secured by these competitors has exceeded the expansion in market size resulting from the availability of second sources, this has decreased the revenue potential for our products. Furthermore, should a second source attempt to increase its market share by dramatic or predatory price cuts for large revenue products, our revenues and margins could decline materially.

As our revenues become increasingly subject to macroeconomic cycles, they are more likely to decline if there is an economic downturn.

As ASIP penetration increases, our revenues will become increasingly susceptible to macroeconomic cycles because our revenue growth will become more dependent on growth in the overall market rather than primarily on increased penetration, as has been the case in the past.

Our reliance on foreign customers could cause fluctuations in our operating results.

International sales for the past few years have accounted for approximately two-thirds of our total net sales. International sales include sales to a U.S. based customer if the product is delivered outside the United States. International sales may account for an increasing portion of our revenues, which would subject us to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	the impact of regional and global illnesses such as severe acute respiratory syndrome infections (SARS);

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining foreign governmental approvals, if those approvals should become required for any of our products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

In addition, because sales of our products have been, to date, denominated in United States dollars, increases in the value of the U.S. dollar could increase the relative price of our products so that they become more expensive to customers in the local currency of a particular country. Furthermore, because some of our customer purchase orders and agreements are influenced, if not governed, by foreign laws, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

If our distributors or sales representatives experience financial difficulty or otherwise are unwilling to promote our products, our business could be harmed.

We sell many of our products through distributors and sales representatives. Our distributors and sales representatives could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors and sales representatives, some of which are small organizations with limited working capital. These distributors and sales representatives, in turn, depend substantially on general economic conditions and conditions within the electronics industry. We believe that our success will continue to depend upon these distributors and sales representatives. If our distributors and sales representatives experience financial difficulties, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our current dependence on our foundry partners and a small number of assembly and test subcontractors and our planned future dependence upon a limited number of such partners and subcontractors exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to spread our use of foundry partners and assembly and test subcontractors over more than a few partners and subcontractors as it would lead to significant increases in our costs. Currently, in addition to our Tempe, Arizona thin film facility, we have only two foundry partners and rely on a small number of assembly and test subcontractors. Many of our products are sole sourced at one of our foundry partners near Shanghai, China or in Japan. Our plan is to add one or more additional foundry partners to reduce our dependence and increase our flexibility, although no assurance can be given that we will be successful. One of our assembly steps is the “ball drop” process, which is a key step in the chip scale packaging used for the bulk of our mobile products. We currently use a single third party vendor for ball drop but plan to add a second source in the near term. There are only a limited number of suppliers of this service at this time. Furthermore, for many of our products, due to their relatively low volumes, we may still choose to rely on only one supplier for wafer fabrication, assembly and test. If the operations of one or more of our suppliers should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business would be adversely impacted as we would be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

•	reduced control over delivery schedules and quality;

•	longer lead times;

•	the impact of regional and global illnesses such as SARS;

•	the potential lack of adequate capacity during periods when industry demand exceeds available capacity;

•	difficulties finding and integrating new subcontractors;

•	limited warranties on products supplied to us;

•	potential increases in prices due to capacity shortages, currency exchange fluctuations and other factors; and

•	potential misappropriation of our intellectual property.

If we fail to deliver our products on time or if the costs of our products increase, then our profitability and customer relationships could be harmed.

We have outsourced our wafer fabrication, other than for thin film products, and assembly and test operations and are seeking additional foundry, assembly and test partners. We may encounter difficulties in expanding our outsourcing of capacity.

Other than for our thin film products, we have adopted a fabless manufacturing model that involves the use of foundry partners and assembly and test subcontractors to provide our production capacity. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed cost issues when volume is light, provide us with capacity in case of short term demand increases, provide us with access to newer production facilities and equipment, and provide us with additional manufacturing sources should unforeseen problems arise in our facility. Within the past two years, we have outsourced our wafer manufacturing and assembly and test operations overseas in Asia and now we are seeking additional foundry and assembly and test capacity to provide for growth and second sources. As we add foundry capacity, we may encounter difficulties in outsourcing as the third party contract manufacturers must learn how to run our processes in their facilities. As a result, we may experience unexpected delays, technical issues or quality problems as we outsource our manufacturing to facilities that have never run our processes. If we experience manufacturing difficulties, we may not have sufficient product to fully meet the demand of our customers.

We do our own thin film wafer fabrication and do not have alternate sources for these processes.

We currently operate our own thin film wafer manufacturing facility in Tempe, Arizona. Much of our equipment has been utilized for a long time, and can be subject to unscheduled downtime. Our Tempe, Arizona facility is the only fabrication facility in which we can run the thin film processes associated with our medical products. Any disruption at our Tempe, Arizona facility would preclude our manufacturing of our medical products, which would have a material adverse impact on our revenues and gross margin. Other significant risks associated with our wafer manufacturing include:

•	the lack of assured supplies of wafers, chemicals or other materials, and control over delivery schedules;

•	the unavailability of, or delays in the ability to hire and train, sufficient manufacturing personnel;

•	our ability to meet our customers’ quality requirements;

•	our ability to achieve and maintain satisfactory yields and productivity; and

•	the availability of spare parts and maintenance service for aging equipment.

Our Tempe, Arizona facility is used only for thin film products, which are sold primarily to Guidant. Should a drop in Guidant’s demand or the demand for our other thin film products result in lower sales of our thin film products, it would become uneconomic for us to continue to run this facility.

As we only manufacture a limited number of low volume products in our Tempe, Arizona manufacturing facility, our fixed costs comprise a large portion of the cost of goods for our thin film products. Currently, our thin film products are sold primarily to Guidant. We therefore depend upon our sales to Guidant to cover the fixed costs of operating our Tempe facility. Should volumes decrease, unless we are able to raise our prices commensurately, we would incur losses on these products, which could lead us to decide to close this facility and incur shut-down expenses as well as lose the revenue and margin contribution that our thin film products provide. Currently, we are the sole source of these products to Guidant, but Guidant is trying to qualify another supplier to serve as a second source. If they do so, it is likely that their demand for these products from us will decrease, in which case our revenues from Guidant would not be adequate to cover our fixed costs.

Our reliance upon foreign suppliers exposes us to risks associated with international operations.

We use manufacturing, assembly and test subcontractors in Asia, primarily in China, Japan, Thailand, Malaysia, Taiwan and India, for our products. Our dependence on these subcontractors involves the following substantial risks:

•	political and economic instability;

•	changes in our cost structure due to changes in local currency values relative to the U.S. dollar;

•	potential difficulty in enforcing agreements and recovering damages for their breach;

•	inability to obtain and retain manufacturing capacity and priority for our business, especially during industry-wide times of capacity shortages;

•	exposure to greater risk of misappropriation of intellectual property;

•	disruption to air transportation from Asia; and

•	changes in tax laws, tariffs and freight rates.

These risks may lead to delayed product delivery or increased costs, which would harm our profitability, financial results and customer relationships. In addition, we maintain significant inventory at our foreign subcontractors that could be at risk.

We also drop ship product from these foreign subcontractors directly to customers. This increases our exposure to disruptions in operations not under our direct control and may require us to enhance our computer and information systems to coordinate this remote activity.

Our markets are subject to rapid technological change. Therefore, our success depends on our ability to develop and introduce new products.

The markets for our products are characterized by:

•	rapidly changing technologies;

•	changing customer needs;

•	evolving industry standards;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	rapid product obsolescence.

Our competitors or customers may offer new products based on new technologies, industry standards or end user or customer requirements, including products that have the potential to replace or provide lower cost or higher performance alternatives to our products. The introduction of new products by our competitors or customers could render our existing and future products obsolete or unmarketable. In addition, our competitors and customers may introduce products that eliminate the need for our products. Our customers are constantly developing new products that are more complex and miniature, increasing the pressure on us to develop products to address the increasingly complex requirements of our customers’ products in environments in which power usage, lack of interference with neighboring devices and miniaturization are increasingly important.

To develop new products for our core markets, we must develop, gain access to, and use new technologies in a cost-effective and timely manner, and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

We may not be able to identify new product opportunities, to develop or use new technologies successfully, to develop and bring to market new products, or to respond effectively to new technological changes or product announcements by our competitors. There can be no assurance even if we are able to do so that our customers will design our products into their products or that our customers’ products will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense and involve engineering risk. Failure in any of these areas could harm our operating results.

We may be unable to reduce the costs associated with our products quickly enough for us to meet our margin targets, particularly in the computing market.

In the computing market, where we often have been a second source to competitors’ products, our ability to compete depends to a great extent on price. We need to be able to reduce the costs associated with our products in order to retain and increase our market share. We may attempt to achieve cost reductions, for example by obtaining reduced prices from our manufacturing subcontractors, using larger sized wafers, adopting simpler processes, and redesigning parts to require fewer pins or to make them smaller thereby increasing the number of good die per wafer. There can be no assurance that we will be successful in achieving cost reductions through any of these methods, in which case we will experience lower margins.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering center is located, and in the Tempe, Arizona area, where our factory is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true in the analog area where competition is fierce for qualified experienced design engineers. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

Due to the volatility of demand for our products, our inventory may from time to time be in excess of our needs, which could cause write-downs of our inventory or of inventory held by our distributors.

Generally our products are sold pursuant to short-term releases of customer purchase orders and some orders must be filled on an expedited basis. Our backlog is subject to revisions and cancellations and anticipated demand is constantly changing. Because of the short life cycles involved with our customers’ products, the order pattern from individual customers can be erratic, with inventory accumulation and liquidation during phases of the life cycle for our customers’ products. We face the risk of inventory write-offs if we manufacture products in advance of orders. However, if we do not make products in advance of orders, we may be unable to fulfill some or all of the demand to the detriment of our customer relationships because we have insufficient inventory on hand and at our distributors to fill unexpected orders and because the time required to make the product may be longer than the time that certain customers will wait for the product.

We typically plan our production and our inventory levels, and the inventory levels of our distributors, based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Therefore, we often order materials and at least partially fabricate product in anticipation of customer requirements. To achieve efficiencies in manufacturing, we may also order and process materials in advance of anticipated customer demand. Furthermore, due to long manufacturing lead times, in order to respond in a timely manner to customer demand, we may also make products or have products made in advance of orders to keep in our inventory, and we may encourage our distributors to order and stock products in advance of orders, which is subject to their right to return them to us.

In the last few years, there has been a trend toward vendor managed inventory among some large customers. In such situations, we do not recognize revenue until the customer withdraws inventory from stock or otherwise becomes obligated to retain our product. This imposes the burden upon us of carrying additional inventory that is stored on or near our customers’ premises and is subject in many instances to return to our premises if not used by the customer.

We value our inventories on a part-by-part basis to appropriately consider excess inventory levels and obsolete inventory primarily based on forecasted customer demand and on backlog, and to consider reductions in sales price. For the reasons described above, we may end up carrying more inventory than we need in order to meet our customers’ orders, in which case we may incur charges when we write down the excess inventory to its net realizable value, if any, should our customers for whatever reason not order the product in our inventory.

Our design wins may not result in customer products utilizing our devices and our backlog may not result in future shipments of our devices. During a typical quarter, a substantial portion of our shipments are not in our backlog at the start of the quarter, which limits our ability to forecast in the near term.

We count as a design win each decision by one of our customers to use one of our parts in one of their products that, based on their projected usage, will generate more than $100,000 of sales annually for us when the product is in production. Not all of the design wins that we recognize will result in revenue as a customer may cancel an end product for a variety of reasons. Even if the customer’s end product does go into production, it may not result in annual product sales by us of $100,000 and the customer’s product may have a shorter life than expected. Also, the length of time from design win to production will vary based on the customer’s development schedule. The revenue from design wins varies significantly. Therefore, the number of design wins we obtain may not correlate directly to our future sales.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future shipments, could harm our business. Much of our revenue is based upon orders placed with us that have short lead time until delivery or sales by our distributors to their customers (we do not recognize revenue on sales to our distributors until the distributor sells the product to its customers). As a result, our ability to forecast our future shipments and our ability to increase manufacturing capacity quickly may limit our ability to fulfill customer orders with short lead times.

The majority of our operating expenses cannot be reduced quickly in response to revenue shortfalls without impairing our ability to effectively conduct business.

The majority of our operating expenses are labor related and therefore cannot be reduced quickly without impairing our ability to effectively conduct business. Much of the remainder of our operating costs such as rent are relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following and other reasons:

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet our sales obligations; and

•	rescheduling or cancellation of customer orders due to actions of our competitors, a softening of the demand for our customers’ products, or other reasons.

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

To the limited extent that we are able to seek patent protection for our products or processes, our pending patent applications or any future applications may not be approved. Any issued patents may not provide us with competitive advantages and may be challenged by third parties. If challenged, our patents may be found to be invalid or unenforceable, and the patents of others may have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes, or design around any patents that may be issued to us.

We could be harmed by litigation involving patents and other intellectual property rights.

As a general matter, the semiconductor and related industries are characterized by substantial litigation regarding patent and other intellectual property rights. We may be accused of infringing the intellectual property rights of third parties. Furthermore, we may have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. Infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may harm our business.

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

By supplying parts used in medical devices that help sustain human life, we are vulnerable to product liability claims.

We supply our thin film products predominantly to Guidant and also to Medtronic for use in implantable defibrillators and pacemakers, which help sustain human life. Should our products cause failure in their products, we may be sued and have liability, although under federal law Guidant and Medtronic would be required to defend and take responsibility in such instances until their liability was established, in which case we could be liable for that part of those damages caused by our negligence or willful misconduct.

Our failure to comply with environmental regulations could result in substantial liability to us.

We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with applicable requirements, we could be subject to substantial liability for cleanup efforts, property damage, personal injury and fines or suspension or cessation of our operations. In these regards, during the closure of our Milpitas facility, residual contaminants from our operations were detected in concrete and soil samples, and we have been required by the State Department of Toxic Substances Control (“DTSC”) to conduct a further investigation of soil and groundwater conditions at the site, involving the collection of numerous additional samples and analysis for a broad range of chemicals. We have retained an environmental engineering firm for this purpose, which will do the work under the oversight of DTSC. The possible outcomes of this further investigation range from “no further action required” to cleanup of soils and groundwater, depending upon the extent and magnitude of the contamination. Based on the information available at this time, we cannot estimate the cost of any remediation that may be required. Similarly, our Tempe facility is located in an area of documented regional groundwater contamination. While we have no reason to believe that our operations at the facility have contributed to this regional contamination, we can give no such assurance. If we were found to have contributed to the contamination, then we could be required to conduct an investigation to determine the extent of our contribution and could be required to undertake remedial action if warranted.

Earthquakes, other natural disasters and shortages may damage our business.

Our California facilities and some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the one that occurred in Taiwan in September 1999, could disrupt the operations of those suppliers, limit the supply of our products and harm our business. Additionally, our facility in Tempe, Arizona is located in a desert region of the southwestern United States. Disruption of water supplies or other infrastructure support could limit the supply of our products and harm our business. We have occasionally experienced power interruptions at our Tempe facility and power shortages have been reported in California and Arizona. We cannot assure that if power interruptions or shortages occur in the future, they will not adversely affect our business.

Future terrorist activity, or threat of such activity, could adversely impact our business.

The September 11, 2001 attack may have adversely affected the demand for our customers’ products, which in turn reduced their demand for our products. In addition, terrorist activity interfered with communications and transportation networks, which adversely affected us. Future terrorist activity could similarly adversely impact our business.

Issuance of new laws or accounting regulations, or re-interpretation of existing laws or regulations, could materially impact our business or stated results.

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or re-interpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally. For example, proposals to account for employee stock option grants as an expense could have the result of our not using options as widely for our employees which could impact our ability to hire and retain key employees.

Our stock price may continue to be volatile, and our trading volume may continue to be relatively low and limit liquidity and market efficiency. Should significant shareholders desire to sell their shares within a short period of time, our stock price could decline.

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor and passive components markets;

•	the commencement of litigation;

•	changes in estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions; and

•	general economic and market conditions.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, that have often been unrelated or disproportionate to the operating performance of the companies. These fluctuations, as well as general economic and market conditions, may harm the market price of our common stock. Furthermore, our trading volume is often small, meaning that a few trades have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizable position in our stock may have difficulty doing so except over an extended period or privately at a discount. Thus, if a shareholder were to sell or attempt to sell a large number of its shares within a short period of time, this sale or attempt could cause our stock price to decline. Our stock is followed by a relatively small number of analysts and any changes in their rating of our stock could cause significant swings in its market price.

Our shareholder rights plan, together with the anti-takeover provisions of our certificate of incorporation and of the California General Corporation Law, may delay, defer or prevent a change of control.

Our board of directors adopted a shareholder rights plan in the Fall of 2001 to encourage third parties interested in acquiring us to work with and obtain the support of our board of directors. The effect of the rights plan is that any person who does not obtain the support of our board of directors for its proposed acquisition of us would suffer immediate dilution upon achieving ownership of more than 15% of our stock. Under the rights plan, we have issued rights to purchase shares of our preferred stock that are redeemable by us prior to a triggering event for a nominal amount at any time and that accompany each of our outstanding common shares. These rights are triggered if a third party acquires more than 15% of our stock without board of director approval. If triggered, these rights entitle our shareholders, other than the third party causing the rights to be triggered, to purchase shares of the company’s preferred stock at what is expected to be a relatively low price. In addition, these rights may be exchanged for common stock under certain circumstances if permitted by the board of directors.

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

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

Acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities.

We may in the future acquire and form strategic alliances relating to other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day-to-day business, and may disrupt key research and development, marketing or sales efforts. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

A decline in our stock price could result in securities class action litigation against us. Securities class action litigation diverts management attention and could harm our business.

In the past, securities class action litigation has often been brought against public companies after periods of volatility in the market price of their securities. Due in part to our historical stock price volatility, we could in the future be a target of such litigation. Securities litigation could result in substantial costs and divert management’s attention and resources, which could harm our ability to execute our business plan.

Our having only a limited number of authorized shares available may adversely impact our ability to recruit employees or raise additional financing.

As of May 31, 2004, we had only approximately 313,000 authorized common shares that are unissued and not subject to already outstanding but unexercised options and warrants. Therefore, unless our shareholders authorize additional shares, which we presently intend to ask them to do at our August 2004 annual meeting, or we rely on their prior approval of approximately 2.2 million options to correspondingly increase our authorized common shares pursuant to California Corporations Code Section 405(b), which we presently do not intend to do, we will be constrained in our ability to grant additional options or to sell additional shares. This may adversely impact our ability to recruit or retain employees or to raise financing.

ITEM 2.    Properties.

We currently lease approximately 26,000 square feet of office and light manufacturing space in Milpitas, California, pursuant to an agreement that we entered into in May 2002 to be used as our headquarters. The lease term is for 38 months and provides for a current monthly rent payment of $36,000 plus operating expenses. Total future minimum lease payments over the term of the lease are approximately $685,000.

We own five acres of land and a 46,000 square foot building in Tempe, Arizona which houses a 16,000 square foot clean room for thin film wafer fabrication and plating, and we rent office facilities for our domestic and international sales offices.

We believe that our existing facilities are adequate for our current and foreseeable future needs.

ITEM 3.    Legal Proceedings.

We are a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. During our first quarter of fiscal 2005, we settled two cases brought in the mid-1990s by two former employees for amounts that will not affect our fiscal 2005 results, as such amounts have previously been accrued. See Note 19 of Notes to Financial Statements.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.    Market for the Registrant’s Common Stock and Related Shareholder Matters.

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the NASDAQ Stock Market:

	Common Stock
Fiscal 2004	Q1	Q2	Q3	Q4
High	$4.11	$7.91	$9.99	$14.65
Low	$2.15	$2.11	$7.00	$9.09

Fiscal 2003	Q1	Q2	Q3	Q4
High	$5.90	$6.90	$5.15	$5.00
Low	$4.30	$4.35	$3.77	$3.37

No dividends were paid in fiscal 2004, 2003, or 2002. We expect to continue that policy in the foreseeable future. Furthermore, our credit line with Silicon Valley Bank prohibits our paying cash dividends. As of April 30, 2004 there were approximately 1,685 holders of record of our common shares and a substantially greater number of beneficial owners.

During our fourth quarter of fiscal 2004, some of the investors in our private placements exercised some of the warrants they had been granted. In total, these investors exercised 2,875 warrants at an exercise price of $4.36 per share resulting in total proceeds of approximately $13,000. These warrant exercises were effected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited institutional investors.

We did not repurchase any of our outstanding shares or other securities during our fourth quarter of fiscal 2004.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of March 31, 2004:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,385,214	$5.96	734,639
Equity compensation plans not approved by security holders(2)	752,342	$4.91	—

Total	3,137,556	$5.71	734,639

(1)	The number of securities available for future issuance as of March 31, 2004 included 259,980 shares of common stock available for issuance under our Employee Stock Purchase Plan, 387,228 under our 1995 Employee Stock Option Plan and 87,431 under our 1995 Director Stock Option Plan. See Note 14 of Notes to Financial Statements for a description of our equity compensation plans. As of May 31, 2004, following the completion of our follow-on offering, 313,279 shares were available for issuance under equity compensation plans.
(2)	Includes options to purchase 575,000 shares of common stock to executive officers and warrants to purchase 59,250, 44,766 and 73,326 shares of common stock to the placement agents in our December 2001, November 2002 and July 2003 private placements. See Note 14 of Notes to Financial Statements for a description of our equity compensation plans which do not require the approval of, and have not been approved by, our shareholders. Excludes warrants outstanding as of March 31, 2004 to purchase 351,042 shares of common stock issued to investors in our 2002 private placement.

ITEM 6.     Selected Financial Data.

The selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2004		2003		2002		2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$59,560		$42,184		$29,944		$57,534	$43,763
Income (loss) before income taxes	$3,757	(3)	$(6,491	)(2)	$(28,605	)(1)	$2,588	$275
Net income (loss)	$3,757	(3)	$(6,491	)(2)	$(28,605	)(1)	$2,536	$275
Net income (loss) per share:
Basic	$0.21		$(0.44)		$(2.33)		$0.23	$0.03
Diluted	$0.20		$(0.44)		$(2.33)		$0.20	$0.02
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,325		$4,513		$7,240		$6,597	$6,559
Working capital	$19,806		$4,721		$2,385		$20,203	$18,417
Total assets	$41,105		$25,405		$28,237		$44,269	$39,086
Long-term obligations	$4,684		$8,308		$7,578		$9,480	$8,135
Total shareholders’ equity	$22,303		$7,795		$7,780		$27,160	$22,960

(1)	Includes $4.2 million of restructuring and asset impairment charges. See Note 7 of Notes to Financial Statements.
(2)	Includes reversal of approximately $0.2 million related to restructuring. See Note 7 of Notes to Financial Statements.
(3)	Includes charges of approximately $1.0 million related to realigning and reducing internal manufacturing operations.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our belief that we will continue to optimize our operations in the future as our business changes; (2) our expectation as to future levels of research and development expenses and selling, general and administrative expenses; (3) our view that we may in the future reverse some or all of the valuation allowance associated with our deferred tax asset if we continue to be profitable; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our plan to solicit shareholder approval to amend our articles of incorporation to increase the number of our authorized common shares by 25 million; and (6) our expectation that “Other Income or Expense” will result in income rather than expense during fiscal 2005. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that increased product demand combined with moderate price erosion will cause our revenues to increase, that our third party vendors will be able to make products without yield issues to satisfy product demand, whether our shareholders will approve our proposed amendment to our articles of incorporation and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors” under Item 1, Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this discussion, “CAMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this report.

Overview

We design and sell application specific analog semiconductor products primarily for high volume applications in the mobile, computing and consumer electronics markets. We are a leading supplier of application specific integrated passive (ASIP™) devices that provide electromagnetic interference filtering, electrostatic discharge protection and termination for high speed signals. We also offer a growing portfolio of active analog devices including power management and interface devices. Our ASIP devices, built using our proprietary silicon process technology, provide the function of multiple passive components in a single chip solution for densely populated, high performance electronic systems. Our ASIP devices are significantly smaller, offer increased performance and reliability, and cost our customers less, taking into account all of the costs of implementation, than traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality. With our active analog device portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by being optimized for specific applications. We also selectively design second source active analog devices that provide us entry to new applications, complement other products in our portfolio or enhance existing customer relationships. Our active analog device solutions use industry standard CMOS manufacturing processes for cost effectiveness.

During the past three years, we have streamlined our operations and become fabless for the semiconductor products that we supply to our customers in our core markets, using independent providers of wafer fabrication services. This decision to use independent foundries led us to close our fabrication facility in Milpitas, California and consolidate our thin film manufacturing activities in Tempe, Arizona. In connection with these actions, we reduced our workforce and wrote down the value of equipment, recording restructuring charges of approximately $4.2 million in the year ended March 31, 2002. We took an additional charge of $1.0 million in cost of sales in the year ended March 31, 2004 relating to several adjustments made during the year to further reduce our internal manufacturing infrastructure, which included workforce reductions and equipment sales and write-downs.

During the past several years, we have also focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 500 while at the same time increasing our unit shipments from less than 25 million in the quarter ended March 31, 2001 to more than 110 million in the quarter ended March 31, 2004. As a result of our decision to limit the number of products we actively market, we sent end of life notices to our customers and wrote down associated inventories. In compliance with our inventory valuation policy, we have also written down inventories when our quantity on hand for a particular part is in excess of forecasted demand. In fiscal 2004, our inventory reserve provisions were $0.4 million for end of life inventories and $1.3 million for excess inventories, for a total of $1.7 million. In fiscal 2003, our inventory reserve provisions were $0.7 million for end of life inventories and $0.4 million for excess inventories, for a total of $1.1 million. In fiscal 2002, our inventory reserve provision was $4.1 million for end of life inventories.

To the extent we subsequently sell some of this end of life or excess inventory, our gross margin benefits by revenue without any associated cost of sales. During the past three fiscal years, we sold inventory that had previously been written down, as follows: in fiscal 2004, $1.8 million; in fiscal 2003, $1.7 million, and in fiscal 2002, $1.4 million.

End customers for our semiconductor products are original equipment manufacturers including Dell, Hewlett-Packard, Kyocera Wireless, LG Electronics, Motorola, Philips, Samsung, Sony and TriGem. We sell to some of these end customers through original design manufacturers, including Appeal, Arima, BenQ, Compal, Pantech and Quanta, and contract electronics manufacturers, including Celestica, Foxconn and Solectron. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our semiconductor products.

We also manufacture a limited number of thin film products in our Tempe, Arizona fabrication facility, which we sell primarily to Guidant for use in implantable defibrillators and pacemakers.

We operate in one operating segment and most of our assets are located in the United States. Our assets located outside the United States are comprised primarily of inventory or equipment used in manufacturing our products.

Results of Operations

Net Sales.

Net sales by market were as follows (amounts in millions):

	Year Ended March 31,
	2004	2003	2002
Mobile	$22.3	$10.6	$1.6
Computing and Consumer	16.4	15.3	13.0
Medical	11.1	4.9	3.5
Other	9.8	11.4	11.8

Net sales	$59.6	$42.2	$29.9

Net sales by geographic region were as follows (amounts in millions):

	Year Ended March 31,
	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$13.9	23%	$9.2	22%	$3.9	13%
Taiwan	11.5	19%	7.0	16%	6.4	22%
Korea	6.1	10%	1.7	4%	0.3	1%
Japan and other	4.0	7%	7.0	17%	5.1	17%

Total Asia Pacific	35.5	59%	24.9	59%	15.7	53%
United States	21.1	36%	14.1	33%	12.1	40%
Brazil and Canada	0.7	1%	1.1	3%	—	0%

Total Americas	21.8	37%	15.2	36%	12.1	40%
Europe	2.3	4%	2.1	5%	2.1	7%

Total net sales	$59.6	100%	$42.2	100%	$29.9	100%

Our major customers were as follows:

	Year Ended March 31,
	2004	2003	2002
Customers who each represented 10% or more of our net sales	Guidant Motorola	Guidant Motorola	Guidant
Percentage of our net sales comprised by customers who each represented 10% or more of our net sales	33%	29%	11%
Distributors who each represented 10% or more of our net sales	Epco	Epco	Epco

Fiscal 2004 versus 2003

Net sales for fiscal 2004 were $59.6 million, an increase of $17.4 million or 41% from $42.2 of net sales in fiscal 2003. As shown above in the table of revenue by market, the largest component of this increase was in the mobile market followed by higher sales in the medical and computing and consumer electronics markets.

Our growth in mobile sales is primarily the result of increasing our penetration of the mobile phone market and secondarily a result of market growth. During fiscal 2004, we announced that we had design wins at and are shipping products to Samsung Electronics in addition to Motorola and LG Electronics, who are among the top tier of handset manufacturers. In addition to these top tier manufacturers, we also sell our products to a large number of other handset manufacturers.

The growth in the medical business is primarily the result of improved pricing, and secondarily additional demand from our primary medical products customer, Guidant.

The growth in computing and consumer electronics is primarily the result of increased volume shipments to manufacturers of personal computers, digital displays and set top boxes.

Our sales from other products, which include lighting, communications, legacy and mature products, declined during fiscal 2004 versus fiscal 2003. We had expected a decrease in sales of our communications, legacy and mature products as we had previously provided our customers for many of these products with end of life purchase opportunities. We substantially completed shipment of end of life product orders during fiscal 2004 and therefore expect to recognize substantially lower sales of these products in the future. In addition, price increases for our lighting products and other factors resulted in a significant reduction in orders for these products and we no longer expect these products to be a significant contributor to our sales in the future.

Units shipped during fiscal 2004 increased to approximately 337 million units from approximately 191 million units for fiscal 2003. Our increased net sales resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products, and to a lesser extent, from price increases effective July 1, 2003, on our medical products. Our average unit price decreased by approximately 17% during fiscal 2004 versus fiscal 2003. This decrease was predominately the result of faster growth in our lower priced products, which offset our medical product price increases.

Fiscal 2003 versus 2002

Net sales for fiscal 2003 were $42.2 million compared to net sales for fiscal 2002 of $29.9 million, an increase of $12.3 million, or 41%. The largest component of this increase was in the mobile market followed by higher sales in the computing and consumer electronics and medical markets. Net sales in the mobile market, computing and consumer electronics and medical markets increased to $10.6 million, $15.3 million and $4.9 million in fiscal 2003 from approximately $1.6 million, $13.0 million, and $3.5 million respectively in fiscal

2002. Sales in the lighting market increased slightly to $2.6 million in fiscal 2003 from $2.2 million in fiscal 2002 while net sales in our communications, legacy and mature products in total decreased to $8.9 million in fiscal 2003 from $9.7 million in fiscal 2002. We had expected a decrease in our communications, legacy and mature products as we have notified our customers that we will no longer support many of these products. The customers for the affected products have been provided with end of life purchase opportunities. Units shipped during fiscal 2003 increased to approximately 191 million units from 87 million in fiscal 2002. Our increased revenue resulted primarily from larger unit sales, which resulted in part from increased sales of current products and in part from sales of newly introduced products. Our average unit price dropped by approximately 33% during fiscal 2003 versus fiscal 2002 which was predominately the result of faster growth in our lower price products and to a lesser extent to price decreases.

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for fiscal 2004, 2003 and 2002:

	12 Months Ended March 31,
	2004		2003		2002
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$59,560	100%	$42,184	100%	$29,944	100%
Cost of sales	38,188	64%	34,051	81%	38,153	127%

Gross margin	21,372	36%	8,133	19%	(8,209)	(27)%
Research and development	4,554	8%	3,719	9%	3,884	13%
Selling, general and administrative	11,984	20%	10,033	24%	11,521	38%
Restructuring charges	—	0%	(193)	(0)%	4,155	14%
Other expense, net	1,077	2%	1,065	3%	836	3%

Cost of Sales.

Fiscal 2004 versus 2003

Over the past three years we have been implementing a strategy to satisfy the production requirements for products in our core markets from external foundries. Our requirements for complementary metal oxide semiconductor (CMOS) products or our proprietary process requirements can be run on standard manufacturing lines at our external foundries. During the third quarter of fiscal 2004, we completed the final internal CMOS wafer fabrication and converted our Tempe manufacturing operations to a dedicated thin film facility. Our thin film products are primarily medical products plus a portion of our mature products, which are shown in the “Other products” category in the net sales discussion. During the year, we subcontracted our chip scale packaging requirements and eliminated our internal capability. We were able to reduce our Tempe-related internal manufacturing overhead costs by approximately $2.0 million during fiscal 2004 primarily as a result of reducing headcount earlier in the year and further reducing headcount and converting the facility to thin film production only, during the third and fourth quarters of fiscal 2004. During the fourth quarter of fiscal 2004, we substantially completed the realignment of our internal manufacturing operations, which we began several years ago. As an ongoing requirement of our business, we expect to continuously optimize our operations in the future. Included in cost of sales for fiscal 2004 was approximately $1.0 million of charges associated with changes to our internal manufacturing cost structure during the year.

The increase in cost of sales for fiscal 2004 versus fiscal 2003 was primarily due to the greater volume of products sold, which accounted for an increase of approximately $7.5 million. The increase was partially offset by a decrease of approximately $3.2 million due to cost reductions including the realignment of and reduction in spending at our Tempe wafer fabrication facility.

In fiscal 2004, our inventory reserve provisions were $0.4 million for end of life inventories and $1.3 million for excess inventories, for a total of $1.7 million. In fiscal 2003, our inventory reserve provisions were $0.7 million for end of life inventories and $0.4 million for excess inventories, for a total of $1.1 million.

However, we benefited from the sale of previously reserved inventory due primarily to the large number of products for which we have discontinued future support by placing them in an ‘end of life’ category. These products have been primarily sold through our distributors to an erratic and unpredictable demand by end customers. As a result, we have experienced the sale of some products that were previously reserved and the requirement to further write-down certain other products for which orders did not occur as we had expected. The benefit related to sales of previously reserved inventory was approximately $1.8 million and $1.7 million for fiscal 2004 and fiscal 2003, respectively.

Fiscal 2003 versus 2002

Cost of sales decreased by $4.1 million in fiscal 2003 compared to fiscal 2002 while the level of net sales increased by $12.3 million. Cost of sales was impacted by three elements: the charges related to our “end of life” (EOL) or obsolete program, benefits of selling previously reserved material, and the costs of producing the products. During fiscal 2002, we initiated a plan to focus our business on high volume products and in markets where we believe we can achieve a leadership position. We concluded that it was not economical to continue the manufacturing of many of our smaller and older product lines. As part of this process, we designated many of these products as EOL or obsolete during fiscal 2002. The last phase of EOL or obsolete product designation, for that program, occurred in the fourth quarter of fiscal 2003. Based on our forecast of future demand and historical sales rates, and recognizing that minimal sales and marketing resources would be applied both internally and by our distributors for products so designated, much of the existing internal inventory for these legacy products was deemed to be excess or obsolete and accordingly was reserved, as well as the cost related to the inventory held by certain of our distributors. During fiscal 2002, we incurred charges of $5.2 million related to reserving discontinued inventory on hand and at distributors. During fiscal 2003, we incurred charges of $0.7 million related to reserving EOL and obsolete inventory. During fiscal 2003 and 2002 cost of sales included a benefit associated with the sale of fully reserved inventory for which reserves of approximately $1.7 million and $1.4 million had been established in prior periods. Cost of sales, excluding the impact of our end of life and obsolete product reserves and the benefits of selling previously reserved material, was $35.1 million in fiscal 2003 compared to $34.4 million in fiscal 2002 for an increase of $0.7 million. The small increase in cost of sales, excluding these items, relative to the increase in net sales of $12.3 million is the result of streamlining our internal manufacturing operations and our strategy of outsourcing the wafer fabrication for the products we manufacture for our core markets.

Gross Margin.    Gross margin is comprised of net sales less costs of sales. The gross margin dollar increase and gross margin percentage increase in fiscal 2004 versus fiscal 2003 was primarily the result of increased sales volumes, a significant price increase for our medical products and a reduction in manufacturing spending. The gross margin dollar and percentage increase in fiscal 2003 compared to fiscal 2002 was in part the result of increased revenue, consolidating our internal manufacturing operations, our wafer fabrication subcontracting strategy and the reduction in inventory charges related to our “end of life” (EOL) or obsolete program as described above in cost of sales.

Research and Development.    Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products and process technology. The increases in research and development expenses for fiscal 2004 versus 2003 were primarily due increased employee costs related to our bonus plan and an increase in prototype material expenses. The decline in research and development expenses for fiscal 2003 versus 2002 was primarily due to lower employee compensation costs. Research and development expenses as a percentage of net sales decreased during fiscal 2004 due to our increased sales. In the future we expect to incur increased research and development expenses as sales increase and research and development to represent 8% to 9% of sales; however, if our sales were to decline in future periods, research and development could represent more than 9% of sales.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. The increases in selling, general, and administrative expenses for fiscal 2004 versus fiscal 2003 were primarily due to increases in marketing and finance staffing and increased expense for our bonus plan. Selling, general and administrative expenses as a percentage of net sales decreased during the fiscal year due to our increased sales. These expenses are expected to increase in dollar terms in the future as sales increase, but at a slower rate than the growth in sales. As a result, we expect a gradual reduction in selling, general and administrative expenses as a percentage of sales in the future; however, if our sales were to decline in future periods, these expenses could increase as a percentage of sales. The decrease in fiscal 2003 over fiscal 2002 was primarily the result of lower compensation related expenses. Even though our revenue increased substantially in fiscal 2003, thereby increasing our sales commissions, we were able to reduce our overall selling, general, and administrative expenses by 13% in fiscal 2003.

Restructuring Charges.    During fiscal 2003, we completed a restructuring program that we initiated during fiscal 2002. The cost to implement the program was slightly less than originally projected and as a result we recognized a benefit related to the reversal of the remaining liability of $193,000 during fiscal 2003. During fiscal 2002, we recorded restructuring and asset impairment charges of $4.2 million related to our decision to outsource a significant portion of our wafer manufacturing. In connection with this decision, we consolidated all of our internal wafer fabrication activities into our Tempe, Arizona facility. During fiscal 2004, we subcontracted our chip scale packaging requirements and eliminated our internal capability. The $4.2 million of restructuring charges in fiscal 2002 consisted of expenses related to a workforce reduction, write-down of certain manufacturing equipment and lease termination costs.

Other Income and Expense.    Other income and expense, which is comprised primarily of interest expense and interest income, was a net expense of $1.1 million in fiscal 2004, $1.1 million in fiscal 2003 and $836,000 in fiscal 2002. Included in fiscal 2004 was a charge of $219,000 related to unamortized issuance costs associated with our Industrial Revenue Bonds that we expensed when we prepaid these bonds in March 2004. For fiscal 2005, as the result of our paying off most of our remaining debt in May 2004 and having more cash, we expect a net income rather than net expense.

Income Taxes.    In fiscal 2004, 2003 and 2002 there was no provision for income taxes due to tax losses incurred during each of these periods. In fiscal 2004, despite our having earned net income on a financial accounting basis, we incurred a loss on a tax accounting basis primarily due to our having scrapped inventory during the fiscal year. We have provided a valuation allowance against the total deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of the carry forwards. See Note 11 of Notes to Financial Statements. If we continue to be profitable in future periods, we may reverse a portion or all of our valuation allowance. We will continue to evaluate our ability to realize the deferred tax asset.

Net Income (Loss).    For the reasons explained above, we realized a net income of approximately $3.8 million for fiscal 2004, compared to a net loss of approximately $6.5 million for fiscal 2003.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and all known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Financial Statements. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance (e.g., revenue) or because their application requires significant management judgment, are described in the following paragraphs.

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

At the time of shipment to distributors, we defer our gross selling price of the product shipped and the related cost of the product shipped, and we reflect such net amounts on our balance sheet as a current liability entitled deferred margin on shipments to distributors. Thus, deferred margin on shipments to distributors represents the margin on the products we ship to distributors, or the difference between our revenue and cost of the product for inventory held by the distributors at the end of the accounting period.

Determining whether collection is reasonably assured is the factor in our revenue recognition policy that involves significant judgement and estimates. In making this determination, we assess the probability of collection based on a number of factors, including past transaction history and/or the creditworthiness of the customer. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash.

Inventory and related reserves

Our inventory and related reserves policy is described in Note 2 of Notes to Financial Statements. Forecasting customer demand is the factor in our inventory and related reserves policy that involves significant judgments and estimates. In our inventory determination, we establish a reserve for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand to management’s forecast of customer demand for the next twelve months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. Because a significant portion of our sales are through distributors and many parts may have small sales volume, the customer demand forecast process does not include all parts. Therefore, historical trends may also be used in estimating the excess and obsolete inventory reserves. We review our reserve for excess and obsolete inventory on a quarterly basis considering all known facts and circumstances and adjust our forecast of customer demand accordingly. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. In fiscal 2004, we wrote down inventory by $1.7 million to reflect our estimates of excess and obsolete inventories. Also in fiscal 2004, we recognized a benefit of approximately $1.8 million relating to the sale of inventory that had been reserved in prior periods. To the extent that our forecast of customer demand materially differs from actual demand, our estimates used in determining cost of sales and gross margin could be positively or negatively impacted.

Impairment of long-lived assets

Long-lived assets held and used by us are reviewed for impairment whenever events indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss will be measured as the difference between the carrying value of the assets and their estimated fair value.

In fiscal 2002, we determined that the carrying value of certain of our owned manufacturing equipment was no longer recoverable based on estimates of future cash flows. Our estimate of the future cash flows generated from this equipment decreased significantly in 2003 due to our plan to outsource a significant portion of our wafer fabrication activities to independent foundries. As a result, we recognized an impairment charge of approximately $3.4 million in the second quarter of fiscal 2003. Estimates of future cash flows used to test the asset for recoverability were based on current operating projections extended to the useful life of the asset group. We have estimated the fair value of the equipment based on market prices for purchases of similar equipment. If the estimate of the cash flows were to increase by 10% the assets would still not be recoverable. There were no events or changes during fiscal 2004 that gave rise to the impairment of long-lived assets.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.

During fiscal years 2002, 2003, and 2004, we had two pending cases in which significant damages were sought but it was difficult to determine the probability of loss and to estimate the resulting damages. As a result, no accrual was made until we made settlement offers, at which time the amount we offered was accrued. When these cases were settled during the first quarter of fiscal 2005, the settlement had no income statement impact as the settlement amount had been fully accrued during prior periods.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash and cash equivalents as of March 31, 2004, were $20.3 million, as compared to $4.5 million at March 31, 2003 which did not include our restricted cash balance of $880,000.

Accounts receivable increased to $6.1 million at March 31, 2004 compared to $5.3 million a year earlier, primarily as a result of increased sales. Receivables days sales outstanding were 35 days at March 31, 2004 as compared to 48 days at March 31, 2003.

Inventories increased to $6.5 million at March 31, 2004 from $3.6 million at March 31, 2003 as a result of higher manufacturing activity levels necessary to support increased demand for our products.

Accounts payable and accrued liabilities totaled $9.1 million at March 31, 2004 compared to $5.8 million at March 31, 2003. The $3.2 million increase was the result of a $1.9 million bonus accrual along with a $1.3 million increase in payables primarily related to the higher volume of contract manufacturing purchases associated with an increase in demand for our products.

Operating activities provided $6.7 million of cash in fiscal 2004 compared to usage of $7.9 million in fiscal 2003, due primarily to a swing to net income from a net loss and an increase in accounts payable and other current liabilities, offset by an increase in inventories. In fiscal 2003 the most significant usage of cash was our net loss before non-cash charges of $3.1 million; a decrease in accounts payable and other current liabilities and an increase in inventories together used $5.1 million of cash. These uses of cash were partially offset by a decrease in other long-term assets, which provided approximately $800,000 of cash.

Investing activities provided $1.1 million of cash during fiscal 2004 which was the result of a reduction in restricted cash of $880,000 and proceeds from the sale of fixed assets of $561,000, offset by capital expenditures of $297,000. During fiscal 2003, we used cash of $1.5 million for investing which was principally the result of an increase in capital expenditures of $1.8 million offset by the sale of short term investments of $300,000.

Net cash provided by financing activities of $8.0 million in fiscal 2004 was the result of net proceeds from our private placement of common stock of $5.2 million, proceeds from a new term loan from Silicon Valley Bank of $4.2 million, proceeds from the issuance of common stock related to employee stock option and employee stock purchase plans of $3.2 million and proceeds from the exercise of common stock warrants of $2.3 million, offset by repayment of long-term debt related to the Industrial Revenue Bonds of $6.8 million. Net cash provided by financing activities in fiscal 2003 of $6.9 million was primarily the result of proceeds from the sale of our common stock of $6.4 million, proceeds from the issuance of common stock related to employee stock option and employee stock purchase plans of $1.8 million and $4.8 million from long term borrowings offset by repayments of long term borrowings of $4.3 million.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allowed us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. On July 30, 2003, we entered into an agreement to modify the existing Loan and Security Agreement. The modification extended the term of the agreement for one additional year to July 31, 2004 and, subject to compliance with various covenants, allowed us to borrow an additional $250,000 under the equipment line of credit and an additional $180,000 under the working capital line of credit, still subject to a combined cap of $5.0 million. In January 2004, we entered into an Amended and Restated Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allows us to borrow up to a total of $11.6 million, which includes a $5.5 million term loan, an equipment line of credit and a revolving line of credit. The term loan was to be used for general working capital purposes or to pay off indebtedness owing under the Industrial Revenue Bonds related to our Tempe facility, as described in Note 9 of Notes to Financial Statements. We used the term loan to pay off our Industrial Revenue Bonds as discussed in the next paragraph. The equipment line of credit has a maximum of $2.1 million and is based on the amount of eligible equipment. The revolving line of credit has a maximum of $4.0 million and is based on accounts receivable. As of March 31, 2004, $5.3 million was outstanding under the term loan; $1.6 million was outstanding on the equipment line of credit; and there were no borrowings outstanding on the revolving line of credit. On May 4, 2004 we repaid this debt.

We exercised our call option to repay the Industrial Revenue Bonds on March 1, 2004, using $5.5 million which we borrowed from Silicon Valley Bank under a five-year term loan pursuant to an Amended and Restated Loan and Security Agreement.

The following table summarizes our contractual obligations as of March 31, 2004.

	Payments due by period (in thousands)
	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations (1)	$7,204	$2,546	$2,641	$2,017	$—
Capital lease obligations	48	22	26	—	—
Operating lease obligations	839	548	291	—	—
Purchase obligations	1,319	1,098	177	44	—

Total	$9,410	$4,214	$3,135	$2,061	$—

(1)	On May 4, 2004, we used $6.6 million of the $17.9 million net proceeds from our recent public offering to repay our debt with Silicon Valley Bank.

As of May 31, 2004, we had cash and cash equivalents of $30.8 million, and debt and capital lease obligations of $279,000. This resulted in part from our follow-on public offering that closed in early May in which we raised net proceeds of $17.9 million which we used to pay down our term bank debt and bank equipment financing. We had incurred this term debt during the fourth quarter of fiscal 2004 partly in order to pay off early the Industrial Revenue Bonds associated with our Tempe facility. We still have in place a $4 million working capital credit line which we have not drawn down.

In the future, it is possible that our liquidity could be impacted in order to resolve the environmental issue arising out of the closure of our Milpitas wafer fabrication facility. At present, we do not have a reasonable basis to assess the likelihood of potential future costs as to the environmental issues discussed in Note 16 of Notes to Financial Statements. We will be better positioned to evaluate whether we are reasonably likely to incur additional expenses to remediate the subject property once we obtain additional core samples and evaluate the risks associated with any contamination they may show.

At March 31, 2004 we had separate pending litigation with two former employees, Tarsaim Batra and Chan Desaigoudar, as described in Note 15 of Notes to Financial Statements. We resolved both matters in the first quarter of fiscal 2005 for amounts that had previously been accrued. The payments during the first quarter of fiscal 2005 will have a minimal effect on our liquidity. See Note 19 of Notes to Financial Statements.

Operating and capital requirements depend on many factors, including the levels at which we maintain revenue, margins, inventory, accounts receivable and operating expenses. We may wish to purchase additional production equipment to support a portion of the increases in capacity at our foundry and assembly test partners which may require additional equipment financing that we may not be able to obtain on terms we consider reasonable or may require us to use more of our cash resources than we currently have planned. While we currently anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for the next twelve months, we may wish to raise additional equity capital, private or public, to provide us with cash reserves and to fund future growth such as to support the increased levels of receivables and inventory associated with any continued growth in revenue, or to make strategic technology or product line acquisitions. In these regards, we have an effective S-3 shelf registration statement covering 2.7 million shares; however, we have only a few hundred thousand authorized but unissued shares that are not reserved for issuance upon the exercise of currently outstanding options. We plan to solicit shareholder approval at our August 2004 annual shareholder meeting to increase our authorized common share capital by 25 million shares, although there can be no assurance that the shareholders will approve this increase.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors, other than operating leases and purchase obligations shown above.

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation on our operations, we do not believe inflation has had a material effect on net sales or income.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2004 we did not hold investments in debt or equity securities. We have owned and may own financial instruments in the future that are sensitive to market risks and subject to fluctuations in interest rates as part of our investment portfolio. We do not own derivative financial instruments.

In prior years our investment portfolio did include debt instruments that were primarily United Stated Treasury and municipal bonds, high-grade corporate bonds, and money market funds of less than one year in duration. These investments were subject to interest rate risk, and could decline in value if interest rates increase. Our prior year investment portfolio consisted of certain commercial paper that was also subject to interest rate risk. Due to the short duration and conservative nature of these instruments, we do not believe that we had a material exposure to interest rate risk.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt obligations and their fair value as of March 31, 2004 and 2003. Our long-term debt securities mature between one and a half years and five years from March 31, 2004 and between two years and fifteen years from March 31, 2003, respectively. The fair value of our long-term debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At March 31, 2004:

In thousands	Periods of Maturity						Fair Value as of March 31, 2004
	2005	2006	2007	2008	Thereafter	Total
Liabilities:
Long-term debt obligations	$2,568	$1,560	$1,108	$1,100	$916	$7,252	$7,255
Weighted average interest rate	7.42%	7.22%	7.27%	7.25%	7.25%	7.31%

At March 31, 2003:

In thousands	Periods of Maturity						Fair Value as of March 31, 2003
	2004	2005	2006	2007	Thereafter	Total
Liabilities:
Long-term debt obligations	$1,646	$1,693	$710	$283	$5,579	$9,911	$9,422
Weighted average interest rate	8.1%	8.1%	8.5%	10.5%	10.5%	9.5%

ITEM 8.    Financial Statements and Supplementary Data.

REPORT OF GRANT THORNTON LLP, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders

California Micro Devices Corporation

We have audited the accompanying balance sheet of California Micro Devices Corporation as of March 31, 2004, and the related statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation at March 31, 2004, and the results of its operations and its cash flows for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    GRANT THORNTON

San Jose, California

May 14, 2004

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

California Micro Devices Corporation

We have audited the accompanying balance sheet of California Micro Devices Corporation as of March 31, 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the two years ended March 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation at March 31, 2003, and the results of its operations and its cash flows for each of the two years ended March 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

San Jose, California

May 8, 2003, except for the

    second paragraph of Note 9,

    as to which the date

    is June 26, 2003.

CALIFORNIA MICRO DEVICES CORPORATION

BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$20,325	$4,513
Accounts receivable, less allowance for doubtful accounts of $76 and $159, respectively	6,134	5,281
Inventories	6,521	3,577
Prepaids and other current assets	911	652

Total current assets	33,891	14,023
Property, plant & equipment, net	6,985	10,087
Restricted cash	—	880
Other long term assets	229	415

Total assets	$41,105	$25,405

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,498	$3,195
Accrued liabilities	4,560	2,631
Deferred margin on shipments to distributors	2,459	1,873
Current maturities of long-term debt and capital lease obligations	2,568	1,603

Total current liabilities	14,085	9,302
Long-term debt and capital lease, less current maturities	4,684	8,308
Other long-term liabilities	33	—

Total liabilities	18,802	17,610
Commitments and contingencies
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 19,788,088 as of March 31, 2004 and 15,881,176 as of March 31, 2003	84,991	74,240
Accumulated deficit	(62,688)	(66,445)
Total shareholders’ equity	22,303	7,795

Total liabilities and shareholders’ equity	$41,105	$25,405

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
Net sales	$59,560	$42,184	$29,944
Cost and expenses:
Cost of sales	38,188	34,051	38,153
Research and development	4,554	3,719	3,884
Selling, general and administrative	11,984	10,033	11,521
Restructuring charges	—	(193)	4,155

Total costs and expenses	54,726	47,610	57,713

Operating income (loss)	4,834	(5,426)	(27,769)
Interest expense	926	1,048	940
Interest and other (income) expense, net	151	17	(104)

Net income (loss)	$3,757	$(6,491)	$(28,605)

Net income (loss) per share—basic	$0.21	$(0.44)	$(2.33)

Weighted average common shares and share equivalents outstanding—basic	18,061	14,717	12,272

Net income (loss) per share—diluted	$0.20	$(0.44)	$(2.33)

Weighted average common shares and share equivalents outstanding—diluted	19,064	14,717	12,272

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at March 31, 2001	11,460	$58,509	$(31,349)	$—	$27,160
Exercise of stock options	262	845	—	—	845
Issuance through employee stock purchase plan of common stock	129	687	—	—	687
Issuance of common stock and warrants in private placement, net of issuance costs	2,000	7,611	—	—	7,611
Stock-based compensation	—	80			80
Components of comprehensive loss:
Net loss	—	—	(28,605)	—	(28,605)
Unrealized gain on available-for-sale securities	—	—	—	2	2

Comprehensive loss					(28,603)

Balance at March 31, 2002	13,851	$67,732	$(59,954)	$2	$7,780
Exercise of stock options	387	1,358	—	—	1,358
Issuance through employee stock purchase plan of common stock	124	483	—	—	483
Issuance of common stock and warrants in private placement, net of issuance costs	1,519	4,600	—	—	4,600
Stock-based compensation	—	67			67
Components of comprehensive loss:
Net loss	—	—	(6,491)	—	(6,491)
Unrealized loss on available-for-sale securities	—	—	—	(2)	(2)

Comprehensive loss					(6,493)

Balance at March 31, 2003	15,881	$74,240	$(66,445)	$—	$7,795
Exercise of stock options	540	2,884	—	—	2,884
Issuance through employee stock purchase plan of common stock	116	286	—	—	286
Issuance of common stock and warrants in private placement, net of issuance costs	2,444	5,162	—	—	5,162
Exercise of common stock warrants	762	2,325	—	—	2,325
Stock-based compensation	45	94	—	—	94
Components of comprehensive loss:
Net income	—	—	3,757	—	3,757

Comprehensive income					3,757

Balance at March 31, 2004	19,788	$84,991	$(62,688)	$—	$22,303

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,757	$(6,491)	$(28,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of restructuring charges	—	—	3,395
Provision for discontinued inventory	398	670	4,115
Provision for discontinued inventory at distributors	—	—	1,125
Write-down of fixed assets	485	—	—
Depreciation and amortization	2,509	2,632	3,026
Stock-based compensation	94	67	80
Gain on the sale of fixed assets	(113)	—	—
Loss on the abandonment of fixed assets	192	—	—
Changes in assets and liabilities:
Accounts receivable	(853)	(720)	3,507
Inventories	(3,342)	(1,463)	4,817
Prepaid expenses and other current assets	(259)	27	772
Other long term assets	(49)	801	(97)
Accounts payable and other current liabilities	3,231	(3,604)	3,042
Other long term liabilities	33	(509)	(24)
Deferred margin on shipments to distributors	586	680	421

Net cash provided by (used in) operating activities	6,669	(7,910)	(4,426)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(2,285)
Sales of short-term investments	—	298	6,275
Proceeds from sale of fixed assets	561	—	—
Capital expenditures	(297)	(1,770)	(2,886)
Net change in restricted cash	880	8	26

Net cash provided by (used in) investing activities	1,144	(1,464)	1,130

Cash flows from financing activities:
Repayments of capital lease obligations	(19)	(13)	(185)
Borrowings of long-term debt	4,150	4,810	499
Repayments of long-term debt	(6,789)	(4,291)	(1,530)
Proceeds from private placement of common stock, net	5,162	4,600	7,611
Proceeds from exercise of common stock warrants	2,325	—	—
Proceeds from employee stock compensation plans	3,170	1,841	1,532

Net cash provided by financing activities	7,999	6,947	7,927

Net increase (decrease) in cash and cash equivalents	15,812	(2,427)	4,631
Cash and cash equivalents at beginning of year	4,513	6,940	2,309

Cash and cash equivalents at end of year	$20,325	$4,513	$6,940

Supplemental disclosures of cash flow information:
Interest paid	$965	$991	$955

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    THE COMPANY

We design and sell application specific analog semiconductor products primarily for high volume applications in the mobile, computing and consumer electronics markets. We are a leading supplier of application specific integrated passive (ASIPTM) devices that provide electromagnetic interference filtering, electrostatic discharge protection and termination for high speed signals. We also offer a growing portfolio of active analog devices including power management and interface devices. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single chip solution for densely populated, high performance electronic systems. Our ASIP devices are significantly smaller, offer increased performance and reliability, and cost our customers less, taking into account all of the costs of implementation, than traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality. With our active analog device portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by being optimized for specific applications. We also selectively design second source active analog devices that provide us entry to new applications, complement other products in our portfolio or enhance existing customer relationships. Our active analog device solutions use industry standard CMOS manufacturing processes for cost effectiveness.

Within the past three years, we have streamlined our operations and become fabless for our semiconductor products, using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 500 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to more than 110 million units in the quarter ended March 31, 2004.

End customers for our semiconductor products are original equipment manufacturers including Dell Inc., Hewlett-Packard Company, Kyocera Wireless Corp., LG Electronics, Motorola, Inc., Royal Philips Electronics N.V., Samsung Electronics Co., Ltd., Sony Corporation and TriGem Computer Inc. We sell to some of these end customers through original design manufacturers, including Appeal, Arima Computer Corporation, BenQ Corporation, Compal Electronics, Inc., Pantech Co., Ltd. and Quanta Computer, Inc., and contract electronics manufacturers, including Celestica Inc., Foxconn (Hon Hai Precision Industry Co., Ltd.) and Solectron Corporation. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our semiconductor products. We also manufacture a limited number of thin film products in our Tempe, Arizona fabrication facility, which we sell primarily to Guidant Corporation for use in implantable defibrillators and pacemakers.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the accompanying financial statements, fiscal 2004, 2003, and 2002 refer to the twelve months ended March 31, 2004, 2003, and 2002, respectively. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2004 presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

statements and the reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid debt instruments with a maturity date of three months or less at the date of purchase to be cash equivalents. Cash equivalents generally consist of commercial paper and money market funds.

Short-term Investments

We invest our excess cash in high quality financial instruments. All of our marketable investments are classified as available-for-sale and we view our available-for-sale portfolio as available for use in current operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, or the remaining lease term. Estimated useful lives of assets are as follows:

Building	40 years
Machinery and equipment	3-7 years
Leasehold improvements	Life of the lease
Furniture and fixtures	7 years

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected future undiscounted cash flows from the use of the asset over its remaining useful economic life is less than the carrying value of the asset. The amount of impairment loss will be measured as the difference between the carrying value of the assets and their estimated fair values. See Note 7 for additional information regarding asset impairments.

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

At the time of shipment to distributors, we defer our gross selling price of the product shipped and the related cost of the product shipped and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”. Thus, deferred margin on shipments to distributors represents the margin on the products we ship to distributors, or the difference between our revenue and cost of the product for inventory held by the distributors at the end of the accounting period.

Other

We provide a one-year warranty that our products will be free from defects in material and workmanship and will substantially conform in all material respects to our most recently published applicable specifications. We have experienced minimal warranty claims in the past, and the accrual for such obligations is treated as part of our sales returns and allowance reserve.

We expense all research and development and advertising costs as incurred. Advertising expense was immaterial for fiscal years 2004, 2003 and 2002.

We expense all shipping costs related to shipments to customers as incurred. Shipping costs are recognized in cost of goods sold.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Net Income (Loss) Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss)	$3,757	$(6,491)	$(28,605)
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	18,061	14,717	12,272

Effect of dilutive securities:
Employee stock options	782	—	—
Warrants	221	—	—

Effect of dilutive securities	1,003	—	—

Diluted shares	19,064	14,717	12,272

Net income (loss) per share:
Basic	$0.21	$(0.44)	$(2.33)

Diluted	$0.20	$(0.44)	$(2.33)

Options to purchase 187,000, 2,942,000 and 2,790,000 shares of common stock outstanding at March 31, 2004, 2003 and 2002, respectively, were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive. Warrants to purchase 483,667 and 59,250 shares of common stock outstanding at March 31, 2003 and 2002, respectively, were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive.

Stock-Based Compensation

As allowed under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” along with the adopted disclosures of SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, we account for our employee stock plans in accordance with the provisions of Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and have adopted the disclosure only provisions of SFAS 123. Stock-based awards to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Fair value for these awards is calculated using the Black-

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Scholes option-pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, estimated time until exercise of the option, and our dividend yield. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. The calculation of fair value is highly sensitive to the expected life of the stock-based award and the volatility of our stock, both of which we estimate based primarily on historical experience. As a result, the pro forma disclosures are not necessarily indicative of pro forma effects on reported financial results for future years.

We generally recognize no compensation expense with respect to employee stock grants, as the exercise price is at or above the market price as of the date of grant. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income (loss) and net income (loss) per share would have been revised to the pro forma amounts below. For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options’ vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)
As reported	$3,757	$(6,491)	$(28,605)
Add: Stock-based employee compensation expense included in reported results	94	67	80
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,210)	(3,663)	(4,676)

Pro forma net income (loss)	$1,641	$(10,087)	$(33,201)

Basic net income (loss) per share
As reported	$0.21	$(0.44)	$(2.33)
Proforma	$0.09	$(0.69)	$(2.71)
Diluted net income (loss) per share
As reported	$0.20	$(0.44)	$(2.33)
Pro forma	$0.09	$(0.69)	$(2.71)

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life years	3.48	3.89	3.77	0.41	0.49	0.43
Volatility	0.97	1.02	1.05	0.74	0.51	0.86
Risk-free interest rate	2.64%	3.02%	4.21%	1.51%	1.82%	2.91%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

The weighted-average fair value of stock options granted in fiscal 2004, 2003 and 2002 was $2.44, $3.69, and $4.57 per share, respectively. The weighted-average fair value of the option element of the 1995 Employee Stock Purchase Plan stock granted in fiscal 2004, 2003 and 2002 was $1.58, $1.43 and $2.27 per share, respectively. The option element in the 1995 Employee Stock Purchase Plan is related to the 15% discount that is provided to employees. See Note 14.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Accumulated other comprehensive income presented in the accompanying balance sheets consists of the accumulated net unrealized gains on available-for-sale securities. Accumulated other comprehensive income was $0 at March 31, 2004 and March 31, 2003, as we did not hold any available-for-sale securities at either date.

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

Recent Accounting Pronouncements

In June 2001, the FASB issued Statement No. 143, “Accounting for Asset Retirement Obligations”, which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under Statement 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at their present value when the retirement obligation arises and will be amortized to expense over the life of the asset. Statement 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Our adoption of Statement 143 on April 1, 2003 had no effect our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. Our adoption of Statement 150 on June 1, 2003 had no effect on our financial position, results of operations or cash flows.

In December 2003, the SEC published Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. This SAB updates portions of the SEC staff’s interpretive guidance provided in SAB 101. SAB 104 deletes interpretive material no longer necessary, and conforms the interpretive material retained, because of pronouncements issued by the FASB’s EITF on various revenue recognition topics. Our adoption of the interpretive guidance in SAB 104 on October 1, 2003 had no effect on our financial position, results of operations or cash flows.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”. FIN 46R requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Application of

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We currently have no contractual relationships or other business relationships with variable interest entities and do not have any such plans, and therefore our adoption of the interpretive guidance in FIN 46R had no effect on our financial position, results of operations or cash flows.

3.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities at March 31, 2004 and March 31, 2003, respectively:

	March 31,
	2004	2003
	(in thousands)
Cash and cash equivalents:
Cash	$—	$995
Money market funds	20,325	3,518

Total cash and cash equivalents	$20,325	$4,513

Our cash balance was $0 at March 31, 2004 because the rate of interest we earn on money market funds exceeds the rate of interest we earn on our cash funds, and we are able to immediately draw upon our money market funds to pay our vendors and our employees.

At March 31, 2004 and 2003, we had no short-term investments.

4.    CONCENTRATIONS OF CREDIT RISK

Our financial instruments that expose us to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and trade accounts receivable.

We primarily use one financial institution for our banking activities and maintain available cash in our short term money markets funds. Our balances exceed those insured by the Federal Deposit Insurance Corporation.

A significant portion of our sales are to customers whose activities are related to computer and computer peripherals, wireless communications and medical devices, including many who are located in foreign countries. We generally extend credit to these customers and, therefore, the aforementioned industries and economic influences of customers’ geographic locations affect collection of accounts receivable. However, we monitor extensions of credit and require collateral, such as letters of credit, whenever deemed necessary. We maintain a reserve for potentially uncollectible accounts receivable based on our assessment of collectibility and historical experience.

5.    CONCENTRATION OF OTHER RISKS

Markets

We market our products into high-technology industries, such as mobile electronics, computing, consumer electronics, medical and other markets that are characterized by rapid technological change, intense competitive

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

pressure, and volatile demand patterns. Most of the systems into which our products are designed have short life cycles. As a result, we require a significant number of new design wins on an ongoing basis to maintain and grow revenue.

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

In fiscal 2004, two customers that are manufacturers represented a combined 33% of our revenue, and one customer that is a distributor represented 14% of our revenue. In fiscal 2003, two customers that are manufacturers represented a combined 29% of our revenue, and one customer that is a distributor represented 12% of our revenue. Loss of any of these customers could have a substantial negative effect on our revenues and results of operations.

Manufacturing

Our manufacturing processes are complex, and require production in a highly controlled, clean environment suitable for fine tolerances. Normal manufacturing risks include errors in fabrication processes, defects in raw materials, process changes, as well as other factors that can affect yields.

Subcontractors

Beginning in fiscal 2002, we implemented a strategy to outsource the wafer fabrication of a substantial portion of our products to ASMC, an outside foundry, located in China and in fiscal 2004 we established a relationship and have begun to receive production material from Sanyo Electric Co. Ltd. in Japan. As a result of this strategy, we are subject to certain risks including reduced control over delivery schedules, quality assurance, manufacturing yields and production costs, lack of guaranteed production capacity or product supply and lack of availability of, or delayed access to, key process technologies. We also use independent subcontractors, primarily in Thailand, Malaysia and Taiwan, for assembly, packaging and testing of most of our product. The common industry practice of using independent subcontractors to manufacture, test, package and assemble products is subject to risks resulting from unfavorable economic conditions, political strife, prolonged work stoppages, natural or man-made disasters, or power shortages in these countries, or other factors, and may adversely affect the ability of our independent subcontractors to manufacture, test, package and assemble our products.

Liquidity

Cash and cash equivalents at March 31, 2004 were $20.3 million. During the first quarter of fiscal 2005, subsequent to the end of the fiscal year, we settled our pending litigation with Batra and Desaigoudar for amounts previously accrued, which will not materially impact our liquidity. In the future, it is possible that our liquidity could be impacted by the environmental issues arising out of the closure of our Milpitas wafer fabrication facility. We currently anticipate that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next twelve months. However, we may need to raise additional funds through public or private equity or debt financing in order to expand our operations to the level we desire. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    BALANCE SHEET COMPONENTS

	March 31,
	2004	2003
	(in thousands)
Inventories:
Raw materials	$183	$348
Work-in-process	4,416	1,166
Finished goods	1,922	2,063

	$6,521	$3,577

Property, plant and equipment:
Land	$137	$137
Building	2,447	3,030
Machinery, equipment and tooling	17,433	27,054
Leasehold improvements	1,209	1,883
Furniture and fixtures	126	371

	21,352	32,475
Less: accumulated depreciation	(14,367)	(22,388)

	$6,985	$10,087

Accrued liabilities:
Accrued salaries and benefits	$3,327	$916
Other accrued liabilities	1,233	1,715

	$4,560	$2,631

7.    RESTRUCTURING, ASSET IMPAIRMENT AND INFRASTRUCTURE ALIGNMENT

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

In connection with outsourcing a significant portion of our wafer manufacturing, we have consolidated all of our internal wafer fabrication activities and chip scale packaging activities into our Tempe, Arizona facility with selected high-value backend manufacturing activities continuing at our Milpitas, California headquarters. In connection with these actions, we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, which was reflected in operating expenses as Restructuring Charges. The restructuring program included workforce reduction and lease termination costs. At the end of the third quarter of fiscal 2003, we determined that our original estimate of restructuring costs exceeded the actual amount required to complete the plan. Therefore, we reversed the remaining restructuring liability of approximately $193,000 as a benefit to operations. There was no restructuring liability remaining at March 31, 2003 or 2004.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A roll forward of the restructuring and asset impairment charges is as follows (in thousands):

	Year Ended March 31, 2002				Year Ended March 31, 2003
	Total Charge	Non-cash Charges	Cash Payments	Restructuring Liability at March 31, 2002	Cash Payments	Reversal of Amounts Related to Restructuring	Restructuring Liability at March 31, 2003
Workforce reduction	$438	$—	$—	$438	$(332)	$(106)	$—
Impairment of equipment	3,395	3,395	—	—	—	—	—
Facilities and other	322	—	49	273	(186)	(87)	—

Total	$4,155	$3,395	$49	$711	$(518)	$(193)	$—

Workforce reductions

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

Cash expenditures relating to the workforce reduction were paid in fiscal 2003. As of March 31, 2003, the restructuring program was complete and no liability remained.

Infrastructure alignment

On September 29, 2003, the Board of Directors approved a plan to align our internal manufacturing operations to current business requirements. The plan provided for the termination of 61 employees for which

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

severance costs of approximately $343,000 were recorded and then $62,000 were later reversed based on updated information, for a net charge of $281,000. As part of the infrastructure alignment plan, we also identified surplus capital equipment, with a total estimated loss on either sale or abandonment of approximately $534,000. The losses exceeded our estimate by approximately $149,000 due to our inability to sell some capital equipment items that we had expected to sell at prices originally projected. The estimated loss on sale or abandonment was calculated as the difference between the estimated proceeds on the sale of the assets and the net book value of the assets.

During fiscal 2004, we recorded the following charges in relation to the infrastructure alignment plan (amounts in thousands):

	Year Ended March 31, 2004
	Total Charge	Non-cash Charges	Cash Payments	Reversal of Amounts Accrued	Liability at March 31, 2004
Workforce reduction	$343	$—	$173	$(62)	$108
Losses on capital equipment related to sales, write-downs and abandonments	534	534	—	—	—

Total	$877	$534	$173	$(62)	$108

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The carrying and estimated fair values of our long-term debt are follows (in thousands):

	March 31,
	2004		2003
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt obligations	$7,252	$7,255	$9,911	$9,422

The fair value of our long-term debt obligations is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

9.    LONG-TERM DEBT

Long-term debt consisted of the following (amounts in thousands):

	March 31, 2004	March 31, 2003
Industrial revenue bonds at 10.5%, due through March 2018	$—	$6,535
Equipment financing facilities due through September 2005	1,608	2,775
Equipment financing agreement due through March 2005	280	534
Term loan due through January 2009	5,316	—
Capital lease agreements	48	67

	7,252	9,911
Less current maturities	2,568	1,603

	$4,684	$8,308

Our Industrial Revenue Bonds were collateralized by a lien on all of our land and buildings in Tempe, Arizona, and certain equipment acquired with the proceeds of the bonds, and required certain minimum annual sinking fund payments ranging from $185,000 in fiscal 2004 to $780,000 in fiscal 2018. At March 31, 2003, restricted cash of $880,000, was held in sinking fund trust accounts, of which $800,000 was to be used for principal and interest payments in the event of default by the Company, and the balance was used for semi-annual interest and principal payments. The bonds were paid off on March 1, 2004.

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allowed us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause related to liquidity, we are subject to certain financial covenants and restrictions and were required to maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of March 31, 2004 and 2003, the equipment line of credit rate was 7.25%. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. During the twelve-months ending March 31, 2003, we had borrowed $3.5 million under the equipment line and $1.3 million under the revolving line of credit, of which $1.5 million was used to pay off other capital equipment financing facilities in full in the first quarter of fiscal 2003. As of March 31, 2003, the $1.3 million borrowed on the revolving line of credit had been paid in full. We were in not compliance with the tangible net worth ratio under our Agreement as of March 31, 2003. The Bank subsequently provided a waiver to the March 31, 2003 covenants, modified the future covenants and extended the term of the agreement to July 31, 2004. On June 26, 2003, the bank agreed to further modify the loan agreement such that if we fail in the future to comply with either of the financial covenants defined in the agreement, as amended, the credit facilities would convert to an asset based lending facility. Presently, our Borrowing Base is sufficient to support all outstanding obligations, and therefore we have continued to classify as long term on our balance sheet, all obligations scheduled to be repaid beyond twelve months. In January 2004, we entered into an Amended and Restated Loan and Security Agreement, which increased our credit facility to include a term loan that we used to refinance our Industrial Revenue Bonds. On May 4, 2004, we used $6.6 million of the $17.9 million net proceeds from our recent public offering to repay our debt with Silicon Valley Bank.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In March 2001, we entered into a equipment Financing Agreement (“Agreement”) with Epic Funding Corporation which allows us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of March 31, 2004 was approximately $280,000.

During fiscal 2003, we entered into new capital leases to finance some equipment purchases. The total outstanding capital lease obligations were $48,000 at March 31, 2004, due in monthly installments with interest rates ranging from 10.4% to 12.6%. Fixed assets purchased under capital leases and the associated accumulated depreciation were not material as of March 31, 2004 and 2003.

Future maturities of long-term debt and capital lease obligations at March 31, 2004 are as follows (in thousands):

	Principal	Interest	Total
2005	$2,568	$443	$3,011
2006	1,560	278	1,838
2007	1,107	190	1,297
2008	1,100	110	1,210
2009	917	30	947

	$7,252	$1,051	$8,303

10.    COMMITMENTS

Operating Leases

We lease certain manufacturing facilities and sales offices under operating leases expiring from fiscal 2004 to fiscal 2007. Future minimum lease payments under non-cancelable operating lease agreements having an initial term in excess of one year at March 31, 2004 are as follows (fiscal years ending March 31, with amounts in thousands):

2005	$548
2006	282
2007	9

$839

Rent expense was approximately $535,000, $719,000 and $485,000 in fiscal 2004, 2003 and 2002, respectively. There was no sublease income in fiscal 2004, 2003 or 2002.

As of March 31, 2004 we had approximately $1.3 million in non-cancelable purchase contract commitments.

11.    INCOME TAXES

Our income tax provision consisted of the following (amounts in thousands):

Year Ended March 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—

Provision for income taxes	$—	$—	$—

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 34% to the income (loss) before income taxes for the years ended March 31, 2002, March 31, 2003 and March 31, 2004. The principal reasons for this difference are as follows:

	Year Ended March 31,
	2004	2003	2002
Income tax expense (benefit) at U.S. statutory rate	$1,277	$(2,207)	$(9,726)
Loss with no current tax benefit	493	2,207	9,726
Valuation allowance	(1,770)	—	—

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (amounts in thousands):

	Year Ended March 31,
	2004	2003
Deferred Tax Assets:
Net operating losses	$23,851	$23,079
Research credits	437	407
Inventory reserve	832	3,165
Other non-deductible accruals and reserves	1,877	3,135

Total deferred tax assets	26,997	29,786
Valuation allowance	(26,157)	(28,752)

Net deferred tax assets	840	1,034
Deferred tax liabilities:
Tax over book depreciation	840	1,034

Total net deferred tax assets	$—	$—

Statement of Financial Accounting Standard No. 109 (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against net deferred tax assets. We will continue to evaluate our ability to realize the deferred tax asset on a quarterly basis. The valuation allowance decreased by $2,595,000 during the year ended March 31, 2004, increased by $1,868,000 during the year ended March 31, 2003 and increased by $11,584,000 during the year ended March 31, 2002. Approximately $3,560,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.

As of March 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $67,000,000 and $15,000,000 respectively, which expire in the years 2009 through 2024 and federal and state research and development credits of approximately $200,000 and $350,000, respectively. The federal research and development tax credits expire in 2008, while the state research and development tax credits carry forward indefinitely.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Utilization of our net operating loss may be subject to substantial annual limitation due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

12.    INTEREST INCOME AND OTHER, NET

Interest income and other, net, consisted of (amounts in thousands):

	Year Ended March 31,
	2004	2003	2002
Interest income	$67	$79	$244
Other income (expense)	(218)	(96)	(140)

	$(151)	$(17)	$104

Interest income reflects the amounts earned from investments in cash equivalents and short-term securities. Included in other income (expense) fiscal 2004 was an expense of $219,000 related to the unamortized issuance costs associated with our Industrial Revenue Bonds that we expensed when we prepaid these bonds in March, 2004.

13.    CAPITAL STOCK

Common Stock

On May 3, 2004, we closed our public offering of 1,300,000 shares of common stock. See Note 19 of Notes to Financial Statements.

In July 2003, we entered into a stock and warrant purchase agreement pursuant to which we (1) sold 2,444,244 shares of common stock at $2.25 per share with net proceeds of $5.2 million and (2) granted 733,273 five-year warrants to purchase shares of common stock with an exercise price of $3.00 per share. At our option, the warrant holders, excluding our two placement agents, were obligated to exercise their warrants during the 30 days following notice from us (a “Triggering Notice”) that the closing price of our stock had equaled or exceeded $5.00 for 20 consecutive trading days. To the extent the warrants were not exercised during this 30-day notice period, we could have, but were not obligated to, terminate the warrants upon a follow-on notice to the warrant holders. The warrants are immediately exercisable and expire five years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model with the following assumptions—volatility of .97, expected life of 5 years, risk free interest rate of 3.38%, no dividend yield—was approximately $1.6 million, or $2.20 per share, and was recorded as common stock on the balance sheet. In July 2003, we also granted an aggregate of 73,326 warrants to our two placement agents related to the stock and warrant financing. These warrants contain similar terms to the warrants granted to our investors except that such warrants are for a three-year term and cannot be exercised until nine months after their date of grant. The warrants are immediately exercisable and expire three years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model with the following assumptions—volatility of .97, expected life of 3 years, risk free interest rate of 2.33%, no dividend yield—was approximately $132,000, or $1.81 per share, and was recorded as common stock on the balance sheet. As required under the stock and warrant purchase agreements, and our engagement letter with the placement agents, we registered the shares we sold and the shares underlying the warrants we granted for resale to the public under the Federal Securities Act of 1933, as amended, pursuant to a registration statement declared effective on September 25, 2003. During October 2003, we gave the investors the Triggering Notice as described above. During October and November 2003, these investors exercised their 733,273 warrants resulting in total proceeds of approximately $2.2 million.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2002, in a private placement, we entered into stock and warrant purchase agreements pursuant to which we (1) sold 1,519,000 shares of no par value common stock at $3.40 per share and (2) granted 424,417 warrants to purchase shares of common stock with an exercise price of $4.36 per share, raising net cash proceeds of $4.6 million. The warrants are immediately exercisable and expire three years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model with the following assumptions—volatility of .573, expected life of 3 years, risk free interest rate of 2.32%, no dividend yield—was approximately $577,000, or $1.36 per share, and was recorded as common stock on the balance sheet. The issuance of these shares and these warrants did not require shareholder approval. During fiscal 2004 investors in the November 2002 private placement exercised an aggregate of 28,609 warrants resulting in total proceeds of approximately $125,000.

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

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 is designated Series A Participating Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2004 and 2003.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

14.    EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION

401(K) Savings Plan

We maintain a 401(k) Savings Plan covering substantially all of our employees. Under the plan and through December 31, 2002, eligible employees contributed to the plan with the Company matching at a rate of 50% of the participants’ contributions not in excess of 6% of compensation. Participants’ contributions are fully vested at all times. The Company’s contributions vest incrementally over a two-year period. During fiscal 2004, 2003, and 2002, we expensed $130,000, $207,000 and $295,000, respectively, relating to our contributions under the plan. As of January 1, 2003, we discontinued our policy regarding future matching of the participant’s contributions. As of October 1, 2003, we reinstated our policy regarding future matching of the participants’ contributions at a rate of 50%, not in excess of 6% of compensation.

Nonqualified Deferred Compensation Plan

In April 1997, we implemented a nonqualified deferred compensation plan for the benefit of eligible employees. As of January 1, 2003 the Nonqualified Deferred Compensation plan was terminated and as of March 31, 2003 all monies in the trust assets were refunded back to the participants. This plan was designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets that were earmarked to pay benefits under the plan were held by a rabbi trust. The diversified assets held by the rabbi trust were classified as trading securities and were recorded at fair market value with changes recorded to other income and expense. The assets were classified within other long-term assets on the balance sheet. Changes in the liability related to the rabbi trust account were recorded as adjustments to compensation expense. In fiscal 2003, we recorded a benefit to compensation expense of $90,000 due to the decrease in the market value of the trust assets, with the same amount being recorded as a loss in other (income) expense. In fiscal 2002, we recognized compensation expense of $25,000 as a result of an increase in the market value of the trust assets, with the same amount being recorded as securities gains included in interest income. We did not make any contributions under the plan in fiscal 2003 or 2002. The balances held by the rabbi trust were classified as long-term liabilities. As of January 1, 2003 the Nonqualified Deferred Compensation plan was terminated, and as of March 31, 2003 all monies in the trust were refunded to the participants. As a result, the balance in this account was zero at March 31, 2004 and March 31, 2003.

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

Under our 1995 Plan, options may be granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant for shares issued under a non-qualified stock option agreement. Options may also be issued to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant for shares issued under an incentive stock option agreement. In fiscal 2004, the number of shares authorized for issuance under the 1995 Plan was increased by 630,000 shares bringing the total authorized shares under the 1995 Plan to 4,745,000. At March 31, 2004, 387,228 shares remained available for future grant.

The Directors Plan provides for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. In fiscal 2003, the number of shares authorized

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

for issuance under the Directors Plan was increased by 60,000 shares bringing the total authorized shares under the Directors Plan to 450,000. As of March 31, 2004, 87,431 shares remained available for future grant.

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

During fiscal 2004, one of our executives terminated from the Company and returned to the Company 100,000 options that were outside of the 1995 Plan described above (“non-Plan Options”). Also during fiscal 2004, an executive joined the Company and was granted non-Plan options to purchase 125,000 shares. The weighted average exercise price of the Non-Plan Options granted during fiscal 2004 was $2.90 per share. In fiscal 2002, our Board of Directors granted options to purchase 650,000 shares of our common stock to three executives outside of the 1995 Plan described above (“Non-Plan Options”). All Non-Plan Options were granted at exercise prices equal to the fair market value on the date of grant, have vesting periods of four years and expire in ten years. Our Non-Plan Options did not require the approval of, and were not approved by, our shareholders.

The following is a summary of stock option activity and related information, including Non-Plan Options (in thousands, except per share data):

The following table summarizes information about options outstanding at March 31, 2004:

	Shareholder Approved Plans		Non-Shareholder Approved Plan		All Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at March 31, 2001	2,056	$7.56	—	$—	2,056	$7.56
Granted	730	6.87	650	5.86	1,380	6.40
Exercised	(252)	3.36	—	—	(252)	3.36
Canceled	(394)	11.40	—	—	(394)	11.40

Balance at March 31, 2002	2,140	7.11	650	5.86	2,790	6.82
Granted	761	5.31	—	—	761	5.31
Exercised	(387)	3.51	—	—	(387)	3.51
Canceled	(222)	8.71	—	—	(222)	8.71

Balance at March 31, 2003	2,292	6.97	650	5.86	2,942	6.73
Granted	968	3.90	125	2.90	1,093	3.79
Exercised	(440)	5.10	(100)	6.40	(540)	5.34
Canceled	(435)	7.54	(100)	5.02	(535)	7.07

Balance at March 31, 2004	2,385	$5.96	575	$5.27	2,960	$5.83

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(thousands)			(thousands)
$2.75– $2.88	295	7.90	$2.78	70	$2.83
$2.90– $2.90	409	9.26	$2.90	—	—
$2.97– $3.42	335	8.17	$3.37	70	$3.18
$3.47– $5.06	429	8.03	$4.66	191	$4.49
$5.09– $5.88	106	6.99	$5.35	54	$5.49
$6.40– $6.40	350	7.04	$6.40	209	$6.40
$6.44– $6.84	390	7.36	$6.69	235	$6.64
$7.00– $8.05	322	7.83	$7.60	144	$7.79
$8.19–$22.50	283	5.60	$11.77	221	$12.78
$22.56–$22.56	41	6.35	$22.56	19	$22.56

$2.75–$22.56	2,960	7.68	$5.83	1,213	$7.05

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan as amended most recently on August 8, 2003, (the “Purchase Plan”) is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 1,290,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on August 7, 2013 or earlier at the discretion of our Board of Directors. As of March 31, 2004, 259,980 shares were available for future issuance under the Purchase Plan.

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2004	2003	2002
Aggregate purchase price	$286,000	$483,000	$687,000
Shares purchased	116,413	124,473	129,180
Employee participants	65	54	72

15.    LITIGATION

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

We have two cases pending in the Santa Clara County, State of California Superior Court. Although several years old, both cases have been stayed by courts until fairly recently; as a result, both cases are early in the discovery phase.

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

We resolved both matters during the first quarter of fiscal 2005. See Note 19 of Notes to Financial Statements.

16.    ENVIRONMENTAL

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

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred the matter to the State Department of Toxic Substances Control (DTSC) for follow-up. A walk-through of the facility occurred in May 2003 with DTSC, during which the agency indicated that a request for additional samples could follow. On June 26, 2003, we received correspondence from DTSC requesting that we enter into an agreement with them and that we conduct a Preliminary Endangerment Assessment (PEA) under their supervision. We entered into the agreement with DTSC in February 2004 and we are currently working with DTSC to finalize the PEA scope. We have accrued the estimated costs for DTSC and for the environmental consultant to perform the work we have proposed. The extent of additional actions, if any, cannot be determined until the PEA is completed. In addition, our Tempe, Arizona facility is located in an area of known groundwater contamination.

17.    SEGMENT INFORMATION

Our operations are classified into one reportable segment. Substantially all of our operations and a significant portion of our long-lived assets reside in the United States although we have sales operations in China, Europe, Japan, Korea and Taiwan. In fiscal 2004, approximately $2.6 million of our net fixed assets and a substantial portion of our inventory resided in Asia.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In fiscal 2004, two original equipment manufacturers and one distributor represented 19%, 14% and 14% respectively of our fiscal 2004 net sales. In fiscal 2003, two original equipment manufacturers and one distributor represented 18%, 11% and 12% respectively of our fiscal 2003 net sales. In fiscal 2002, one distributor and one original equipment manufacturer represented 14% and 11% of net sales, respectively.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Year Ended March 31,
	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$13.9	23%	$9.2	22%	$3.9	13%
Taiwan	11.5	19%	7.0	16%	6.4	22%
Korea	6.1	10%	1.7	4%	0.3	1%
Japan and other	4.0	7%	7.0	17%	5.1	17%

Total Asia Pacific	35.5	59%	24.9	59%	15.7	53%

United States	21.1	36%	14.1	33%	12.1	40%
Brazil and Canada	0.7	1%	1.1	3%	—	0%

Total Americas	21.8	37%	15.2	36%	12.1	40%

Europe	2.3	4%	2.1	5%	2.1	7%

Total net sales	$59.6	100%	$42.2	100%	$29.9	100%

18.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2004	December 31, 2003		September 30, 2003		June 30, 2003	March 31, 2003		December 31, 2002	September 30, 2002	June 30, 2002
	(in thousands, except per share data)
Net sales	$15,837	$16,957		$14,857		$11,909	$10,771		$11,284	$10,761	$9,368
Cost of sales	$9,280	$9,766	(4)	$9,986	(3)	$9,156	$10,600	(2)	$7,984	$9,061	$6,406
Operating income (loss)	$2,145	$2,776	(4)	$890	(3)	$(977)	$(3,263	)(2)	$118 (1)	$(1,701)	$(580)
Net income (loss)	$1,770	$2,525	(4)	$682	(3)	$(1,220)	$(3,540	)(2)	$(164)	$(1,966)	$(821)
Net income (loss) per share:
Basic	$0.09	$0.13		$0.04		$(0.08)	$(0.22)		$(0.01)	$(0.14)	$(0.06)
Diluted	$0.08	$0.12		$0.04		$(0.08)	$(0.22)		$(0.01)	$(0.14)	$(0.06)

(1)	Includes $193,000 of fiscal 2002 restructuring charges that were not required and were reversed in the third quarter of fiscal 2003.
(2)	Includes a provision against inventory of $529,000.
(3)	Includes infrastructure alignment costs of $686,000.
(4)	Includes infrastructure alignment costs of $273,000.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

19.    SUBSEQUENT EVENTS (UNAUDITED)

On May 3, 2004, we closed our public offering of 1,300,000 shares of common stock at a price of $15.00 per share with estimated net proceeds of approximately $17.9 million, after deducting the underwriting discount and estimated offering expenses. We also granted the underwriters the right to purchase up to an additional 195,000 shares of common stock to cover over allotments, if any, at any time on or before May 26, 2004. The over-allotment was not exercised and expired on May 26, 2004.

On May 4, 2004, we used $6.6 million of the $17.9 million net proceeds from our recent public offering to repay our debt with Silicon Valley Bank. In the first quarter of fiscal 2005 we will take a charge of approximately $125,000 associated with the debt repayment, which will be offset by our interest savings on the repaid debt.

During our first quarter of fiscal 2005, we settled the litigation matters described in Note 15 for amounts that will not affect our fiscal 2005 results, as such amounts have previously been accrued.

ITEM 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

There have been no disagreements with our accountant on accounting and financial disclosure. On December 15, 2003, we changed accountants, and we disclosed such change in a Form 8-K filed with the SEC on December 16, 2003.

ITEM 9A.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K and have determined that they are reasonable, taking into account the totality of the circumstances.

(b) Changes in Internal Control over Financial Reporting. In connection with their audit of our financial statements for the fiscal year ended March 31, 2003, our former independent auditors informed us that they had noted a combination of factors which taken together constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration, and finance organization. Subsequent to March 31, 2003, we instituted additional processes and procedures to improve our internal control over financial reporting. As a result, we believe that we no longer have a material weakness in our internal control over financial reporting, although some key controls are manual and are consequently inefficient. We are continuing our efforts to improve and automate our financial processes and procedures.

Among these additional processes and procedures we instituted the following during the three months ended March 31, 2004:

•	Inventory costing: We have continued to use and make refinements to the manual valuation process in place during fiscal 2003 as augmented by supplemental manual cross check processes instituted during our fiscal 2003 year-end audit.

•	Information systems: We have installed software to automate and improve the effectiveness of our user administration and password updating procedures.

There were no significant changes in the Company’s internal control over financial reporting that occurred during our fourth quarter of fiscal 2004 that have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our fourth quarter of fiscal 2004, which materially affect such control.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2004 Annual Meeting of Shareholders to be held on August 12, 2004 (the “2004 Proxy Statement”).

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this Item is set forth in the 2004 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that:

(1)	where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
(2)	where this Item calls for disclosure of whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2004 Proxy Statement under the caption “Audit Committee Financial Expert” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees. A copy of the code of ethics is accessible, free of charge, at our Internet website at www.calmicro.com. Information on our website is not part of this report.

ITEM 11.    Executive Compensation

The information required by this Item is set forth in the 2004 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, “Stock Option Tables”, “Compensation Committee Report”, and “Five-Year Performance Graph”, and “Compliance with Section 16(a) of the Exchange Act and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2004 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

Information related to certain relationships and related transactions is set forth in the 2004 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item is set forth in the 2004 Proxy Statement under the caption “Ratification of Independent Authors—Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

Exhibit Number	Description	Document if Incorporated by Reference
3(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to our Registration Statement on Form S-3 filed on March 17, 2004.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August, 14, 2002.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended. August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8 filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended as of August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8 filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K filed on April 28, 2004.

10.13	Loan Modification Agreement with Silicon Valley Bank dated June 9, 2003	Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10.14	Loan Modification Agreement with Silicon Valley Bank dated June 26, 2003	Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10.15	Stock and Warrant Purchase Agreement dated July 28, 2003 between the Company and Investors for July 2003 Private Placement	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.16	Amendment to Placement Agency Agreement dated July 28, 2003 for July 2003 Private Placement	Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

Exhibit Number	Description	Document if Incorporated by Reference

10.17	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and California Micro Devices Corporation, dated January 23, 2004

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants, dated June 9, 2004

23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

* Denotes a management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K:

On January 5, 2004 the company filed a report on Form 8-K, which reported under Item 12 the issuance of a press release relating to updated estimates for its financial results for its fiscal third quarter ended December 31, 2003.

On February 5, 2004 the company filed a report on Form 8-K, which reported under Item 12 the issuance of a press release relating to its financial results for its fiscal third quarter ended December 31, 2003.

SCHEDULE II

CALIFORNIA MICRO DEVICES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2004, 2003, and 2002

(Amounts in Thousands)

Allowance for Doubtful Accounts
Year Ended March 31, 2002:
Balance at beginning of fiscal year	$279
Charged to expenses or other accounts	216
Deductions	(334)

Balance at end of fiscal year	161

Year Ended March 31, 2003:
Balance at beginning of fiscal year	$161
Charged to expenses or other accounts	23
Deductions	(25)

Balance at end of fiscal year	$159

Year Ended March 31, 2004:
Balance at beginning of fiscal year	$159
Charged to expenses or other accounts	(61)
Deductions	(22)

Balance at end of fiscal year	$76

CALIFORNIA MICRO DEVICES CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June 2004.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert V. Dickinson and R. Gregory Miller, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of June 2004.

By:

/S/ ROBERT V. DICKINSON Robert V. Dickinson	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ R. GREGORY MILLER R. Gregory Miller	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WADE F. MEYERCORD Wade F. Meyercord	Chairman of the Board

/S/ EDWARD C. ROSS Edward C. Ross	Director

/S/ JOHN L. SPRAGUE John L. Sprague	Director

/S/ DAVID L. WITTROCK David L. Wittrock	Director

/S/ DAVID W. SEAR David W. Sear	Director