Form 10-Q
period 2004-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2004-08-06
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2004 was 21,451,811.

California Micro Devices Corporation

Form 10-Q for the Quarter ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Net sales	$16,472	$11,909
Cost and expenses:
Cost of sales	9,906	9,156
Research and development	1,206	1,052
Selling, general and administrative	3,226	2,678

Total costs and expenses	14,338	12,886

Operating income (loss)	2,134	(977)
Other expense, net	115	243

Income (loss) before income taxes	2,019	(1,220)
Income taxes	61	—

Net income (loss)	$1,958	$(1,220)

Net income (loss) per share–basic	$0.09	$(0.08)

Weighted average common shares and share equivalents outstanding–basic	20,772	15,885

Net income (loss) per share–diluted	$0.09	$(0.08)

Weighted average common shares and share equivalents outstanding–diluted	22,760	15,885

See Notes to Financial Statements.

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS		(1)
Current assets:
Cash and cash equivalents	$14,926	$20,325
Short-term investments	17,325	—
Accounts receivable, less allowance for doubtful accounts of $76 and $76, respectively	8,841	6,134
Inventories	6,883	6,521
Prepaid expenses and other current assets	870	911

Total current assets	48,845	33,891
Property, plant and equipment, net	7,088	6,985
Other long-term assets	177	229

TOTAL ASSETS	$56,110	$41,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,600	$4,498
Accrued liabilities	2,451	4,560
Deferred margin on shipments to distributors	2,776	2,459
Current maturities of long-term debt and capital lease obligations	234	2,568

Total current liabilities	12,061	14,085
Long-term debt and capital lease, less current maturities	21	4,684
Other long-term liabilities	30	33

Total liabilities	12,112	18,802

Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 21,446,811 as of June 30, 2004 and 19,788,088 as of March 31, 2004	104,729	84,991
Accumulated other comprehensive income (loss)	(1)	—
Accumulated deficit	(60,730)	(62,688)

Total shareholders’ equity	43,998	22,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,110	$41,105

(1) Derived from audited financial statements

See Notes to Financial Statements.

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,958	$(1,220)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	436	633
Provision for discontinued inventory	230	561
Stock-based compensation	17	20
Loss on the sale of fixed assets	16	—
Loss on the abandonment of fixed assets	9	—
Changes in assets and liabilities:
Accounts receivable	(2,707)	(893)
Inventories	(592)	(418)
Prepaid expenses and other current assets	41	380
Other long-term assets	1	5
Accounts payable and other current liabilities	(7)	746
Deferred margin on shipments to distributors	317	(425)
Other long-term liabilities	(3)	40

Net cash used in operating activities	(284)	(571)

Cash flows from investing activities:
Purchases of short-term investments	(17,326)	—
Proceeds from sale of fixed assets	8	—
Capital expenditures	(521)	(64)
Net change in restricted cash	—	(221)

Net cash used in investing activities	(17,839)	(285)

Cash flows from financing activities:
Repayments of capital lease obligations	(5)	(5)
Repayments of long-term debt	(6,992)	(353)
Net proceeds from issuance of common stock	18,014	—
Proceeds from exercise of common stock warrants	1,092	—
Proceeds from employee stock compensation plans	615	17

Net cash provided by (used in) financing activities	12,724	(341)

Net decrease in cash and cash equivalents	(5,399)	(1,197)
Cash and cash equivalents at beginning of period	20,325	4,513

Cash and cash equivalents at end of period	$14,926	$3,316

Supplemental disclosures of cash flow information:
Interest paid	$68	$66

See Notes to Financial Statements.

California Micro Devices Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of June 30, 2004, results of operations for the three-months ended June 30, 2004 and 2003, and cash flows for the three months ended June 30, 2004 and 2003. Results for the three-month periods are not necessarily indicative of fiscal year results.

The condensed balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2004.

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

We generally recognize no compensation expense with respect to employee stock grants. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income and net income per share would have been revised to the pro forma amounts shown below. For pro forma purposes, the estimated fair value of our stock-based grants is amortized over the options’ vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss)
As reported	$1,958	$(1,220)
Add: Stock-based employee compensation expense included in reported results	17	20
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(682)	(300)

Pro forma net income (loss)	$1,293	$(1,500)

Basic net income (loss) per share
As reported	$0.09	$(0.08)
Pro-forma	$0.06	$(0.09)

Diluted net income (loss) per share
As reported	$0.09	$(0.08)
Pro-forma	$0.06	$(0.09)

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options		Purchase Plan
	Three Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Expected life in years	4.07	4.08	0.49	0.49
Volatility	0.87	0.99	0.67	0.49
Risk-free interest rate	3.17%	2.19%	1.51%	1.78%

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss)	$1,958	$(1,220)
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic	20,772	15,885

Effect of dilutive securities:
Employee stock options	1,688	—
Warrants	300	—

Diluted	22,760	15,885

Net income (loss) per share
Basic	$0.09	$(0.08)
Diluted	$0.09	$(0.08)

Options to purchase 166,615 and 2,922,716 shares of common stock were outstanding during the three months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the three months ended June 30, 2004, and because we had a loss for the three months ended June 30, 2003, and, therefore, the effect would have been antidilutive. Warrants to purchase 483,667 shares of common stock outstanding during the three months ended June 30, 2003, were not included in the diluted earnings per share computation, because we had a loss for that period and, therefore, the effect would have been antidilutive.

5. Inventories

The components of inventory consist of the following (amounts in thousands):

	June 30, 2004	March 31, 2004
Raw materials	$45	$183
Work-in-process	3,006	4,416
Finished goods	3,832	1,922

	$6,883	$6,521

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

During the three months ended June 30, 2004 we settled pending cases with former employees Chan Desaigoudar and Tarsaim L. Batra. The settlements did not affect our results for the three months ended June 30, 2004, as our settlement costs had previously been accrued.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gains or losses on our available-for-sale securities. We reported an unrealized loss of $1,000 on available-for-sale securities at June 30, 2004, and as a result our comprehensive income for the three months ended June 30, 2004 was $1,957,000. Comprehensive loss for the three months ended June 30, 2003 was $1,220,000 and equaled net loss.

8. Income Taxes

For the three-month period ended June 30, 2004 we recorded an income tax provision of $61,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For the three-month period ended June 30, 2003, there was no income tax provision due to a net loss for the period.

9. Long-term Debt

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allowed us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement is based on the amount of eligible equipment and accounts receivable. Under the Agreement, which includes a subjective acceleration clause related to liquidity, we are subject to certain financial covenants and restrictions and were required to maintain a compensating balance of $2.75 million with the bank in order to maintain our borrowing capability. The financial covenants relate to a required monthly minimum quick ratio and quarterly tangible net worth. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of June 30, 2004 and March 31, 2004, the equipment line of credit rate was 7.0%. Principal, in equal installments, and interest are due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line have a term of 12 months, with principal due at maturity and interest due in monthly installments. Borrowings under both lines are collateralized by substantially all of our assets. We were in not compliance with the tangible net worth ratio under our Agreement as of March 31, 2003. The Bank subsequently provided a waiver to the March 31, 2003 covenants, modified the future covenants and extended the term of the agreement to July 31, 2004. On June 26, 2003, the bank agreed to further modify the loan agreement such that if we fail in the future to comply with either of the financial covenants defined in the agreement, as amended, the credit facilities would convert to an asset based lending facility. In January 2004, we entered into an Amended and Restated Loan and Security Agreement, which increased our credit facility to include a term loan that we used to refinance our Industrial Revenue Bonds.

On May 4, 2004, we used $6.6 million of the $18.0 million net proceeds from our May 3, 2004 public offering to repay our debt with Silicon Valley Bank. In the first quarter of fiscal 2005 we took a charge of $123,000 associated with the debt repayment.

In March 2001, we entered into an equipment financing agreement with Epic Funding Corporation which allowed us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of June 30, 2004 was approximately $213,000.

During fiscal 2003, we entered into capital leases to finance some equipment purchases. The total capital lease obligations were $43,000 as of June 30, 2004, due in monthly installments with interest rates ranging from 10.4% to 12.6%. Fixed assets purchased under capital leases and the associated accumulated depreciation were not material as of June 30, 2004 and March 31, 2004.

10. Short-term Investments

We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available-for-sale securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in Other Expense, Net. The cost of securities sold is based on the specific identification method.

Short-term investments were as follows (in thousands):

	June 30, 2004	March 31, 2004
Commercial paper	$10,282	$—
U.S. Agency notes	7,043	—

	17,325	—
Amounts classified as cash equivalents	—	—

	$17,325	$—

During the three months ended June 30, 2004, a net unrealized holding loss of $1,000 has been included in accumulated other comprehensive income (loss). There were no gains or losses reclassified out of accumulated other comprehensive income (loss) into earnings for the period. During the three months ended June 30, 2003, we did not have any short-term investments and so there were no unrealized holding gains or losses for that period.

All available-for-sale securities have contractual maturities of 90 days or less.

11. Recent Accounting Pronouncements

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities”. FIN 46R requires us to consolidate a variable interest entity if we are subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. We currently have no contractual relationships or other business relationships with variable interest entities and do not have any such plans, and therefore our adoption of the interpretive guidance in FIN 46R had no effect on our financial position, results of operations or cash flows.

At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended March 31, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

12. Major Customers

Major customers were as follows:

	Three Months Ended June 30,
	2004	2003
Customers who each represented 10% or more of our net sales	Guidant Motorola	Guidant Motorola
Percentage of our total net sales comprised by customers who each represented 10% or more of our net sales	33%	33%
Distributors who each represented 10% or more of our net sales	Epco	Epco

13. Stock Issuances

On May 3, 2004, we closed our public offering of 1,300,000 shares of common stock at a price of $15.00 per share with net proceeds of $18.0 million, after deducting the underwriting discount of $1.1 million and offering expenses of $368,000. We also granted the underwriters the right to purchase up to an additional 195,000 shares of common stock to cover over allotments, if any, at any time on or before May 26, 2004. The over-allotment right was not exercised and expired on May 26, 2004.

On May 24, 2004 and June 7, 2004, some of the investors in prior private placements and one of our placement agents exercised some of the warrants they had been granted in such private placements or had purchased from investors in such private placements. In total, such investors and placement agent exercised 36,663 warrants at an exercise price of $3.00 per share resulting in total proceeds of approximately $110,000 and exercised 225,179 warrants with an exercise price of $4.36 per share resulting in total proceeds of approximately $982,000. These warrant exercises were effected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited institutional investors.

Also during the three months ended June 30, 2004, we issued 96,881 shares of common stock under our employee stock option and employee stock purchase plans, resulting in total proceeds of approximately $615,000.

14. Infrastructure Alignment Plan

On September 29, 2003, the Board of Directors approved a plan to align our internal manufacturing operations to current business requirements. The plan provided for the termination of 61 employees for which severance costs of approximately $343,000 were recorded. During the three months ended June 30, 2004, we terminated three employees who were included in the plan, which resulted in charges of $27,000 against the original $343,000 provision. We also reversed $68,000 of previously accrued charges for employees we chose to retain. The remaining accrued employee severance liability is $13,000.

15. Contingencies

Environmental

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state-licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred the matter to the California Department of Toxic Substances Control (“DTSC”), which in a June 23, 2003, letter requested that the Company conduct further soil and ground water investigation to assess the nature and extent of the contamination at the site from nickel and other substances. We entered into an agreement with the DTSC on February 26, 2004, and we have submitted a Preliminary Endangerment Assessment (“PEA”) work plan that we will be working with the DTSC to finalize in response to DTSC comments. The results of the PEA will determine whether further investigation and remediation, if any, will be required. The cost of any required remediation will depend upon the nature and extent of contamination that is ultimately found and any risks posed by such contamination. In addition, our Tempe, Arizona facility is located in an area of known groundwater contamination.

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

Forward-Looking Statements

This discussion and report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation as to future levels of gross margin; (2) our expectation that we will have substantially lower sales of end of life products and that we will not have material further sales of lighting products; (3) our expectation as to future levels of research and development expenses and selling, general and administrative expenses; (4) our expectation about our fiscal 2005 income tax rate; and (5) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our expectation that customers will not change their minds and order end-of life products remaining in our inventory but which we have already written off; whether we will decide to invest differently in research and development or sales and marketing due to market conditions, technology discoveries, or other circumstances; whether we will incur unexpected internal control expenses due to the results of our Sarbanes-Oxley Section 404 audit; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them; whether there will be any changes in tax accounting rules; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors and Other Factors That Could Affect Future Results” at the end of this discussion in this under Item 2. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

We design and sell application specific analog semiconductor products primarily for high volume applications in the mobile, computing and digital consumer markets. We are a leading supplier of application specific integrated passive (ASIP™) devices that provide electromagnetic interference filtering, electrostatic discharge protection and termination for high speed signals. We also offer a growing portfolio of active analog devices including power management and interface devices. Our ASIP devices, built using our proprietary silicon process technology, provide the function of multiple passive components in a single chip solution for densely populated, high performance electronic systems. Our ASIP devices are significantly smaller, offer increased performance and reliability, and cost our customers less, taking into account all of the costs of implementation, than traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality. With our active analog device portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by being optimized for specific applications. We also selectively design second source active analog devices that provide us entry to new applications, complement other products in our portfolio or enhance existing customer relationships. Our active analog device solutions use industry standard CMOS manufacturing processes for cost effectiveness.

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

During the past several years, we have also focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 500 while at the same time increasing our unit shipments from less than 25 million in the quarter ended March 31, 2001 to more than 108 million in the quarter ended June 30, 2004.

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

Results of Operations

Net sales. Net sales for the three-month period ended June 30, 2004 were $16.5 million, an increase of $4.6 million or 38% from the three-month period ended June 30, 2003. As shown in the table below, our Mobile products represented the largest component of this increase.

	Three Months Ended June 30,
	2004	2003
Mobile	$8.7	$3.3
Computing and Digital Consumer	3.7	3.8
Medical	3.2	1.9
Other products*	0.9	2.9

	$16.5	$11.9

* Other products includes lighting, communications, legacy and mature products

Our growth in Mobile sales is the result of both our focus on increasing our penetration of the mobile phone handset market and growth of the mobile phone handset market. In addition to top tier manufacturers, we also sell our products to a large number of other handset manufacturers.

The growth in the Medical business is primarily the result of improved pricing from our primary medical products customer, Guidant.

Computing and Digital Consumer sales were approximately flat primarily due to soft demand for notebook and desktop computers and a decline in sales of certain older products.

Our sales from Other products declined during the three-month period ended June 30, 2004 compared to 2003. We had expected a decrease in sales of our communications, legacy and mature products, as during the earlier year period we provided our customers for many of these products with end of life purchase opportunities. We completed shipment of most end of life product orders during fiscal 2004 and expect to recognize substantially lower sales of these products after the second quarter of fiscal 2005. In addition, price increases for our lighting products and other factors resulted in a substantial reduction in orders for our lighting products, and we do not expect further sales of lighting products to be significant.

Units shipped during the three-month period ended June 30, 2004 increased to approximately 108 million units, up from approximately 55 million units for the three-month period ended June 30, 2003. Our increased net sales resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products, and to a lesser extent, from price increases effective July 1, 2003, on our medical products. Our average unit price decreased by approximately 24% during the three-month period ended June 30, 2004 compared to the three-month period ended June 30,

2003. This decrease was predominately the result of faster growth in our lower priced products, which offset our medical product price increases.

Major customers were as follows:

	Three Months Ended June 30,
	2004	2003
Customers who each represented 10% or more of our net sales	Guidant Motorola	Guidant Motorola
Percentage of our total net sales comprised by customers who each represented 10% or more of our net sales	33%	33%
Distributors who each represented 10% or more of our net sales	Epco	Epco

Cost of Sales, Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three-month periods ended June 30, 2004 and 2003.

	3 Months Ended June 30,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$16,472	100%	$11,909	100%
Cost of sales	9,906	60%	9,156	77%

Gross margin	6,566	40%	2,753	23%

Research and development	1,206	7%	1,052	9%
Selling, general and administrative	3,226	20%	2,678	22%
Other expense, net	115	1%	243	2%

Income (loss) before income taxes	2,019	12%	(1,220)	(10%)
Income taxes	61	0%	—	0%

Net income (loss)	$1,958	12%	$(1,220)	(10%)

Cost of Sales. During fiscal 2004, we completed implementing a strategy to satisfy the production requirements for products in our core markets from external foundries, which we used to manufacture in our own factory. As a result of outsourcing wafer fabrication, we converted our Tempe manufacturing operations to a dedicated thin film facility and reduced our manufacturing costs at that facility. During the three months ended June 30, 2004 we took action to further reduce spending at our Tempe facility in anticipation of lower medical product sales in future quarters. Our thin film products are primarily medical products plus a portion of our mature products, which are shown in the “Other products” category in the net sales discussion.

Cost of sales increased by approximately $700,000 for the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 primarily due to the following reasons:

Increase (decrease) in cost of sales, in thousands:
Increase in shipments	$1,900
Change in product mix	300
Decrease in manufacturing spending	(1,000)
Inventory reserve provisions	(400)
Other	(100)

Total increase in cost of sales	$700

The increase in net sales from $11.9 million to $16.5 million directly resulted in an increase in costs of $1.9 million. The reduction in manufacturing spending was primarily due to the realignment of and reduction in spending at our Tempe wafer fabrication facility. The reduction in inventory reserve provisions was due to our having written down end-of-life inventories during the first quarter of fiscal 2004 when we issued an end-of-life notice to our customers for a group of products that we were phasing out.

We have, during recent quarters, benefited from the sale of previously reserved inventory due primarily to the large number of products for which we have discontinued future support by placing them in an ‘end of life’ category. These products have been primarily sold through our distributors to an erratic and unpredictable demand by end customers. As a result, we have experienced the actual sale of some products previously reserved and the requirement to further write-down certain other products for which we had expected to receive orders, and did not. The benefit related to sales of previously reserved inventory was approximately $200,000 and $300,000 for the three-month periods ended June 30, 2004 and June 30, 2003, respectively.

Gross Margin. Gross margin is comprised of net sales less cost of sales. The gross margin dollar increase during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 was primarily the result of increased sales volumes, a significant price increase for our medical products and a reduction in manufacturing spending variances. The gross margin percentage increase was primarily the result of increased sales volumes that led to economies of scale in our manufacturing operations, a significant price increase for our medical products and a reduction in manufacturing spending. In future periods, we expect our gross margin to be approximately 40% of net sales, subject to normal quarterly variations. The gross margin percent in future periods may deviate substantially from our expectations due to changes in volume, pricing, product mix, manufacturing costs and manufacturing yields.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and new packages. The increase in research and development expenses for the three-month period ended June 30, 2004 compared to the same period in 2003 was primarily due to costs related to closing our Austin, Texas design center and accruals for our bonus plan. In the future we would expect to incur increased research and development expenses as sales increase, and we expect research and development to represent an average of 8% to 9% of sales in future periods; however, if our sales were to decline in future periods, research and development could represent more than 9% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. The increases in selling, general, and administrative expenses for the three-month period ended June 30, 2004 compared to the same period in 2003 were primarily due to increases in sales and marketing staffing, accruals for our bonus plan and higher product sample expenses. The percentage of net sales comprised by selling, general and administrative expenses decreased during the same period due to our increased net sales. These expenses are expected to increase in dollar terms in the future as sales increase, but at a slower rate than the growth in sales. As a result, we expect a gradual reduction in selling, general and administrative expenses as a percentage of sales in the future; however, if our sales were to decline in future periods, these expenses could increase as a percentage of sales.

Income Taxes. For the three-month period ended June 30, 2004 we recorded an income tax provision of $61,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2005 we currently expect our effective income tax rate to be 3% of profit before taxes. For the three-month period ended June 30, 2003 there was no income tax provision due to a net loss for the period.

Net Income. Largely for the reasons explained above, we realized a net income of approximately $2.0 million for the three-month period ended June 30, 2004, compared to a net loss of approximately $1.2 million for the three-month period ended June 30, 2003.

Recent Accounting Pronouncements

The adoption of recent accounting pronouncements as discussed in Note 11, “Recent Accounting Pronouncements”, has had no effect on our financial position or results of operations.

Critical Accounting Policies and Estimates

We described our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2004. Our critical accounting policies and estimates are those that relate to financial line items that are key indicators of our financial performance or that require significant management judgment. Our critical accounting policies, which have not changed materially since March 31, 2004, include those regarding (1) revenue recognition; (2) inventory and related reserves; (3) impairment of long-lived assets; (4) litigation, including environmental issues; and (5) income taxes. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We believe that we have consistently applied judgments and estimates that fairly depict our financial condition and results of operations for all periods presented. Below, we discuss further the critical estimates we make.

With respect to revenue recognition, we make estimates in relation to sales returns and allowances, and in relation to bad debt. To estimate sales returns and allowances, we analyze recent sales returns trends and open return material authorizations to evaluate the likelihood of future returns of products that we have sold to our customers. Also, we consult with our sales, marketing and quality management personnel to identify any specific issues that may require a sales returns and allowances reserve provision. To estimate bad debt, we analyze our current aged accounts receivable to evaluate the likelihood of our not being able to collect payment from customers whose payments are overdue, and we identify any customers who we have become aware of are not likely to pay amounts owed to us. Our policy is to partially or fully reserve receivables that are 90 days old or more, while at the same time continuing efforts to collect payment from the customer.

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

With respect to environmental issues, financial exposures are difficult to assess. We are currently in the evaluation phase of environmental mitigation for our former site in Milpitas, California and have consulted with our environmental legal counsel and environmental contractors to assess the facts to determine anticipated exposure. At this time we have accrued our estimated costs for the California Department of Toxic Substances Control (“DTSC”) oversight under the agreement we are negotiating and for our environmental engineering consultants to conduct the work called for in the Preliminary Endangerment Assessment plan we have proposed to the DTSC.

With respect to income taxes, we have provided a valuation allowance against our total deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of our loss carry forwards. See Note 11 of Notes to Financial Statements in our annual report on Form 10-K for the fiscal year ended March 31, 2004. We have experienced quarterly profit beginning with the second quarter of fiscal 2004. If we continue to be profitable in future periods, we may reverse a portion of our valuation allowance, which is greater than the tax at standard rates corresponding to our profit for that period. This would generate income rather than expense from income taxes on our financial statements. We will continue to evaluate our ability to realize the deferred tax asset.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of June 30, 2004 were $32.3 million compared to $20.3 million as of March 31, 2004. Receivables increased $2.7 million to $8.8 million as of June 30, 2004 compared to $6.1 million as of March 31, 2004, primarily as a result of increased sales. Receivables days sales outstanding were 48 and 35 days as of June 30, 2004 and March 31, 2004, respectively. Days sales outstanding were higher at June 30, 2004 due to a higher portion of our sales taking place later during the quarter. We expect days sales outstanding to range from 40 to 50 days in the future, depending on the linearity of our shipments. Inventories increased by approximately $500,000, offset by an inventory reserves increase of approximately $100,000, for a net increase of approximately $400,000, resulting in a net inventory balance of $6.9 million as of June 30, 2004 compared to $6.5 million as of March 31, 2004, as a result of higher manufacturing activity levels necessary to support our increased revenue. Accounts payable and other accrued liabilities were unchanged at $9.1 million as of June 30, 2004 and March 31, 2003.

Operating activities used approximately $300,000 in the three-month period ended June 30, 2004, which was an improvement from the use of $600,000 for the three-month period ended June 30, 2003. The improvement was primarily due to a swing to net income from a net loss and an increase in deferred margin on sales to distributors, offset by increases in accounts receivable and inventories.

Investing activities used $17.8 million of cash during the three-month period ended June 30, 2004, which was the result of purchasing $17.3 million of short-term investments and purchasing $500,000 of capital equipment.

Net cash provided by financing activities for the three-month period ended June 30, 2004 was $12.7 million and was the result of $18.0 net proceeds from our public offering common stock, $1.1 million of proceeds from the exercise of stock warrants and $615,000 of proceeds from sales of stock in employee stock compensation plans, offset by $7.0 million of repayment of long-term debt. The $7.0 million of debt repayment was comprised of $354,000 of regularly scheduled debt payments and a the early retirement of $6.6 million of debt to Silicon Valley Bank using proceeds from our May 2004 public stock offering.

The following table summarizes our contractual obligations as of June 30, 2004:

	Payments due by period (in thousands)				TOTAL
	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt obligations	$213	$—	$—	$—	$213
Capital lease obligations	17	25	—	—	42
Operating lease obligations	423	291	—	—	714
Purchase obligations	1,893	177	44	—	2,114

TOTAL	$2,546	$493	$44	$—	$3,083

In the future, it is possible that our liquidity could be impacted in order to resolve an environmental issue arising out of the closure of our Milpitas wafer fabrication facility. At present, we do not have a reasonable basis to assess the likelihood of potential future costs. As described in Note 15 of Notes to Condensed Financial Statements, we will be better positioned to evaluate whether we are reasonably likely to incur additional expenses to remediate the subject property once we obtain additional core samples and evaluate the risks associated with any contamination they may show.

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

RISK FACTORS AND OTHER FACTORS THAT COULD AFFECT FUTURE RESULTS

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

Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring an average loss of $3.8 million per quarter and doubling our accumulated deficit from $31.3 million to $67.7 million. Many factors will affect our ability to sustain profitability including the health of the mobile, computing and digital consumer markets in which we focus, continued demand for our products by our key customers, lack of price erosion, availability of capacity from our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage our operating expenses. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

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

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the quarter ended June 30, 2004, Motorola, a customer in the mobile market, and Guidant, a customer in the medical market, together represented approximately one-third of our net sales. Also, in the quarter ended June 30, 2004, Motorola represented more than 20% of our sales in the mobile market, with other large manufacturers becoming significant customers. If any of these major customers decides to reduce its purchase of our products or purchase some or all of its requirements for devices from other suppliers, or loses market share in its markets, our business would be adversely affected. There can be no assurance that these customers will continue to purchase our products in the quantities forecasted, or at all.

During the quarter ended June 30, 2004, one of our distributors, Epco Technology, represented 15% of our net sales. If we were to lose Epco as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have the same relationships with the current end customers to maintain our current level of net sales. Additionally the time and resources involved with the changeover and training could have potentially adverse impacts on our business.

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the mobile, computing and digital consumer markets, our revenues could stop growing and might decline. Additionally, our revenues may also decline if we are unable to maintain our current expected level of sales of medical devices.

The bulk of our revenues in recent periods has been, and is expected to continue to be, derived from sales to manufacturers of mobile, computing and digital consumer and medical devices. In order for us to be successful, we must continue to penetrate the mobile, computing and digital consumer markets, both by obtaining more business from our current customers and by obtaining new customers. In the near future, in order for us to achieve our revenue and profit goals, we must achieve our current expected level of sales of medical devices. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets. For example, should the mobile phone demand in China prove to be a bubble, or should growth not occur in the markets we have penetrated the most, our future revenues would be adversely impacted.

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

We have in the past had deficiencies in certain of our internal control processes. We are vulnerable to difficulties as many of our recordkeeping processes are manual or involve software that has not been upgraded and for which we have no adequate backup if the software were to fail. We have also experienced in the past, high turnover in our finance department, due in part to the relocation of several functions from Tempe to Milpitas and the employees performing those functions being unwilling to relocate. While preparing our financial statements for the 2003 fiscal year, both our internal staff and prior outside accountants found errors in certain primary financial processes, which they corrected during such preparation. However, these errors caused inaccuracies in the fiscal 2003 interim results for the three, six and nine month periods that required these interim period results to be restated. As a result, our prior outside accountants informed us that they had noted a combination of reportable conditions that, taken together, constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration and finance organization. We have instituted additional processes and procedures to mitigate the conditions identified and to provide reasonable assurance that our internal control objectives are met. During fiscal 2004, we recruited an almost entirely new finance department and we have instituted back-up procedures for our manual processes as we automate them, although some key controls remain manual and are consequently inefficient. We have devoted substantial effort and resources to improving our internal controls, and in connection with our fiscal 2004 audit our current auditors (who were engaged on December 15, 2003, after our prior accountants had resigned on October 14, 2003) did not note and inform us of any reportable condition or material weakness as to our internal controls. We are continuing our efforts to improve and automate our financial processes and procedures; however, there can be no assurance that we will nonetheless have a material error in our financial statements.

We are currently implementing enterprise resource planning software. Should we encounter schedule delays, our assessment of our internal control over financial reporting as of March 31, 2005, or that of our independent accountants, both of which will be contained in our fiscal 2005 report on Form 10-K, may indicate significant deficiencies or a material weakness in such internal control. Any such material weakness may need to be corrected before our outside accountants would be able to issue an audit report.

We are implementing enterprise resource planning (“ERP”) software, which is a costly and complex task requiring large amounts of internal personnel resources as well as consultants, significant management time and attention, and a great deal of training. It is not uncommon for companies implementing ERP software to encounter delays. We are relying on our ERP software to automate our inventory control and costing systems, and we are on a very tight schedule. Should we be delayed by more than a month or two, we will not have time to test our ERP software even if we are able to implement it prior to March 31, 2005. As a result, we would have to rely on our current system, which utilizes manual checks and balances, for inventory costing to avoid errors in our financial reporting of our year-end results, as we have done for the past five quarters. These checks and balances, while adequate in the past for such purposes, may lead us, or our outside accountants, to assess our internal control over financial reporting as having significant deficiencies. If we had other significant deficiencies as well, it is possible that we or our independent accountants assessing our internal control over financial reporting as part of our fiscal 2005 report on Form 10-K could determine that we have a material weakness in such control. Any such material weakness may need to be corrected before our outside accountants would be able to issue an audit report.

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

Given the current size of our business, we believe it is impractical for us to spread our use of foundry partners and assembly and test subcontractors over more than a few partners and subcontractors as it would lead to significant increases in our costs. Currently, in addition to our Tempe, Arizona thin film facility, we have only two foundry partners and rely on a small number of assembly and test subcontractors. Many of our products are sole sourced at one of our foundry partners near Shanghai, China or in Japan. Our intention is to add additional foundry partners to reduce our dependence and increase our flexibility, although no assurance can be given that we will be successful. One of our assembly steps is the “ball drop” process, which is a key step in the chip scale packaging used for the bulk of our mobile products. We currently use a single third party vendor for ball drop but plan to add a second source in the near term. There are only a limited number of suppliers of this service at this time. Furthermore, for many of our products, due to their relatively low volumes, we may still choose to rely on only one supplier for wafer fabrication, assembly and test. If the operations of one or more of our suppliers should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business would be adversely impacted as we would be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

We may be unable to reduce the costs associated with our products quickly enough for us to meet our margin targets, particularly in the computing and digital consumer market.

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

As of June 30, 2004, we had only approximately 313,000 authorized common shares that are unissued and not subject to already outstanding but unexercised options and warrants. To remedy this condition, we presently intend to ask our shareholders at our August 2004 annual meeting to authorize additional shares. We could also, but do not presently intend to, rely on our shareholders’ prior approval of approximately 2.2 million options to correspondingly increase our authorized common shares pursuant to California Corporations Code Section 405(b). If we do not obtain shareholder approval to increase authorized shares and do not rely on their previous approval of additional options, we will be constrained in our ability to grant additional options or to sell additional shares. This may adversely impact our ability to recruit or retain employees or to raise financing.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2004 we held $17.3 million of investments in debt securities, but did not hold investments in equity securities. As of March 31, 2004 we did not hold investments in debt or equity securities. We have owned and may own financial instruments in the future that are sensitive to market risks and subject to fluctuations in interest rates as part of our investment portfolio. We do not own derivative financial instruments.

Our investment portfolio at June 30, 2004 included debt instruments that were United Stated agency bonds and commercial paper of less than 90 days in duration. These investments were subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we had a material exposure to interest rate risk.

We have evaluated the estimated fair value of our financial instruments at June 30, 2004. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

During the quarter ended June 30, 2004, we repaid all but $255,000 of our long-term debt obligations. See Note 9 of Notes to Condensed Financial Statements. The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt obligations and their fair value as of March 31, 2004. At that date, our long-term debt securities were scheduled to mature from between one and a half years and five years. The fair value of our long-term debt was based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At March 31, 2004:

	Periods of Maturity						Fair Value as of March 31, 2004
in thousands	2005	2006	2007	2008	Thereafter	Total
Liabilities:
Long-term debt obligations	$2,568	$1,560	$1,108	$1,100	$916	$7,252	$7,255
Weighted average interest rate	7.42%	7.22%	7.27%	7.25%	7.25%	7.31%

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

(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during our first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Some of our key controls are manual and are consequently inefficient. We are in process of implementing enterprise resource planning software which we anticipate will be operational in time for testing and use in the preparation of our year-end fiscal 2005 financial statements.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

At March 31, 2004 we had separate pending litigation with two former employees, Tarsaim Batra and Chan Desaigoudar. We resolved both matters in the first quarter of fiscal 2005 for amounts that had previously been accrued. The payments during the first quarter of fiscal 2005 had minimal effect on our liquidity.

ITEM 2. Changes in Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following documents are filed as Exhibits to this report:

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company*

10.19	Loan Modification Agreement dated June 23, 2004, to Amended and Restated Loan and Security Agreement dated January 23, 2004 with Silicon Valley Bank.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

*Portions omitted pursuant to a request for confidential treatment

(b)	Reports on Form 8-K.

On April 22, 2004, we filed a Report on Form 8-K dated April 15, 2004, which reported under Item 12 both (1) the issuance on April 15, 2004, of a news release relating to updated estimates of financial results for our fiscal 2004 fourth quarter and our 2004 fiscal year ended March 31, 2004, and (2) the presentation of certain information via slideshow concerning such fiscal quarter and fiscal year.

On April 28, 2004, we filed a Report on Form 8-K dated April 27, 2004, which reported under Item 5 our entering into an underwriting agreement relating to a public offering and which included as exhibits such agreement, the form of legal opinion regarding legality of the securities being issued, the form of share certificate, and a news release relating to the pricing of that offering. Under Item 5 we also explained a mistake we had noted in the breakdown of the change in our cost of sales for the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 as contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-Q for the nine-month period ended December 31, 2003. This mistaken break-down did not affect our financial statements, which are unchanged.

On May 6, 2004, we filed a Report on Form 8-K dated May 6, 2004, which reported under Item 12 the issuance of a news release on May 6, 2004, relating to results for our fiscal 2004 fourth quarter ended March 31, 2004, and for our entire fiscal 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: August 6, 2004	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)