Form 10-K/A
period 2002-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2004-09-02
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held August 7, 2002.

EXPLANATORY NOTE

Registrant hereby amends Item 14 of Part IV to replace Exhibit 23.1, Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm with the attached Exhibit 23.1 which corrects the list of registration statements into which such firm consents that its report included in the Form 10-K be incorporated by reference by adding certain Form S-3 registration statements to such list.

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

Exhibit Number	Description	Document if Incorporated by Reference

3(i)a	Articles of Incorporation, as amended.	Exhibit 3(i) to the Company’s Annual Report on Form 10K for the fiscal year ended March 31, 1995.

3(i)b*	Certificate of Correction of Certificate of Certificate of Amendment of Articles of Incorporation

3(i)c	Certificate of Determination of Series A Participating Preferred Stock	Registration Statement on Form 8-A filed on September 21, 2001.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to the Company’s Annual Report on Form 10K for the fiscal year ended March 31, 1995 and filed herewith.

4.1	1995 Employee Stock Option, Amended as of July 26, 1996, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001	Registration Statement on Form S-8 filed on May 15, 2002.

4.2	1995 Non-Employee Directors’ Stock Option Plan, Amended as of July 26, 1006, July 18, 1997, August 7, 1998, August 1, 2000, and August 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.

4.3	Stock Purchase Agreement dated November 21, 2001 between the Company and Investors.	Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 filed on February 14, 2002.

4.4	Non-Qualified Stock Option Agreement by and between the Company and David E. Witkowski dated September 7, 2001.	Registration Statement on Form S-8 filed on May 15, 2002.

4.5	Non-Qualified Stock Option Agreement by and between the Company and Kenneth E. Thornbrugh dated as of January 24, 2002.	Registration Statement on Form S-8 filed on May 15, 2002.

4.6	Offer letter dated March 29, 2001 between the Company and Robert. V. Dickinson, President and CEO of the Company.	Exhibit 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

4.7		Stock Option Agreement dated April 16, 2001, between the Company and Robert V. Dickinson, President and CEO of the Company.	Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

4.8 +		Form of Executive Deferred Compensation Agreement and 2002 Amendment to Executive Deferred Compensation Agreement.

10.11		Commitment letter from Comerica Bank.	Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

10.12	** +	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002. (Confidential treatment has been requested with respect certain portions of this agreement.)

10.13	*	Loan and Security Agreement by and between Silicon Valley Bank and the Company, dated June 17, 2002.

23.1	*^	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1 =		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 =		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Form 10-K for the fiscal year ended March 31, 2002.

**	Confidential treatment has been requested with respect to certain portions of this exhibit.

+	Previously filed with Amendment No. 2 to Form 10-K for the fiscal year ended March 31, 2002

^	Replacement exhibit is attached to this Amendment

=	New exhibit relating to this Amendment is attached to this Amendment

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of September, 2004.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/s/ Robert V. Dickinson
ROBERT V. DICKINSON
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 2nd day of September, 2004.

/ s / ROBERT V. DICKINSON Robert V. Dickinson	President, Chief Executive Officer and Director (Principal Executive Officer)

/ s / R. GREGORY MILLER R. Gregory Miller	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ WADE MEYERCORD* Wade Meyercord	Chairman of the Board

/s/ JEFFREY C. KALB* Jeffrey C. Kalb	Director

/s/ J. DANIEL MCCRANIE* J. Daniel McCranie	Director

/s/ EDWARD C. ROSS* Edward C. Ross	Director

/s/ JOHN SPRAGUE* John Sprague	Director

/s/ DONALD WAITE* Donald Waite	Director

*	By Robert V. Dickinson, attorney-in-fact