Form 10-K/A
period 2004-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2004-09-02
CIK 800460

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

Explanatory Note

Registrant hereby amends Item 15 of Part IV to replace Exhibit 23.2, Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm with the attached Exhibit 23.2 which corrects the list of registration statements into which such firm consents that its report included in the Form 10-K be incorporated by reference by adding an additional Form S-8 registration statement and certain Form S-3 registration statements to such list.

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

Exhibit Number		Description	Document if Incorporated by Reference

3	(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to our Registration Statement on Form S-3 filed on March 17, 2004.

3	(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August, 14, 2002.

4.1	*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended. August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8 filed on September 2, 2003.

4.2	*	1995 Employee Stock Purchase Plan, as most recently amended as of August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8 filed on September 2, 2003.

4.3		Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K filed on April 28, 2004.

10.13		Loan Modification Agreement with Silicon Valley Bank dated June 9, 2003	Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10.14		Loan Modification Agreement with Silicon Valley Bank dated June 26, 2003	Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10.15		Stock and Warrant Purchase Agreement dated July 28, 2003 between the Company and Investors for July 2003 Private Placement	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.16		Amendment to Placement Agency Agreement dated July 28, 2003 for July 2003 Private Placement	Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.17		+ Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and California Micro Devices Corporation, dated January 23, 2004

23.1		+ Consent of Grant Thornton LLP, Independent Certified Public Accountants, dated June 9, 2004

23.2		+^ Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm

31.1		+= Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		+= Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		+ Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

+	Previously submitted with original Form 10-K filing

^	Replacement exhibit is attached to this Amendment

=	Supplemental exhibit relating to this Amendment is attached to this Amendment

(b)	Reports on Form 8-K:

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

By:

/S/ ROBERT V. DICKINSON Robert V. Dickinson	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ R. GREGORY MILLER R. Gregory Miller	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WADE F. MEYERCORD* Wade F. Meyercord	Chairman of the Board

/S/ EDWARD C. ROSS* Edward C. Ross	Director

/S/ JOHN L. SPRAGUE* John L. Sprague	Director

/S/ DAVID L. WITTROCK* David L. Wittrock	Director

/S/ DAVID W. SEAR* David W. Sear	Director

*	By Robert V. Dickinson, attorney-in fact.