Form 10-Q
period 2004-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2004-11-08
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of October 29, 2004 was 21,459,286.

California Micro Devices Corporation

Form 10-Q for the Quarter ended September 30,2004

INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net sales	$17,060	$14,857	$33,532	$26,766
Cost and expenses:
Cost of sales	10,273	9,986	20,179	19,142
Research and development	1,207	991	2,413	2,043
Selling, general and administrative	3,254	2,990	6,480	5,668

Total costs and expenses	14,734	13,967	29,072	26,853

Operating income (loss)	2,326	890	4,460	(87)
Other expense, net	76	208	191	451

Income (loss) before income taxes	2,250	682	4,269	(538)
Income taxes	67	—	128	—

Net income (loss)	$2,183	$682	$4,141	$(538)

Net income (loss) per share–basic	$0.10	$0.04	$0.20	$(0.03)

Weighted average common shares outstanding–basic	21,452	17,642	21,112	16,764

Net income (loss) per share–diluted	$0.10	$0.04	$0.18	$(0.03)

Weighted average common shares and share equivalents outstanding–diluted	22,384	17,967	22,713	16,764

See Notes to Financial Statements.

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,819	$20,325
Short-term investments	18,862	—
Accounts receivable, less allowance for doubtful accounts of $76 and $76, respectively	9,765	6,134
Inventories	7,570	6,521
Prepaid expenses and other current assets	531	911

Total current assets	48,547	33,891
Property, plant and equipment, net	7,376	6,985
Other long-term assets	175	229

TOTAL ASSETS	$56,098	$41,105

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,727	$4,498
Accrued liabilities	2,495	4,560
Deferred margin on shipments to distributors	2,293	2,459
Current maturities of long-term debt and capital lease obligations	163	2,568

Total current liabilities	9,678	14,085
Long-term debt and capital leases, less current maturities	181	4,684
Other long-term liabilities	27	33

Total liabilities	9,886	18,802

Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; 50,000,000 and 25,000,000 shares authorized as of September 30, 2004 and March 31, 2004, respectively; shares issued and outstanding: 21,456,786 as of September 30, 2004 and 19,788,088 as of March 31, 2004	104,760	84,991
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(58,547)	(62,688)

Total shareholders’ equity	46,212	22,303

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,098	$41,105

See Notes to Financial Statements.

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,141	$(538)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	830	1,288
Amortization of investment purchase discounts	(64)	—
Provision for discontinued inventory	534	853
Write-down of fixed assets	166	233
Stock-based compensation	17	94
Loss (gain) on the sale of fixed assets	30	(16)
Changes in assets and liabilities:
Accounts receivable	(3,631)	(714)
Inventories	(1,583)	(1,637)
Prepaid expenses and other current assets	380	428
Other long-term assets	—	(18)
Accounts payable and other current liabilities	(1,836)	1,754
Deferred margin on shipments to distributors	(166)	(516)
Other long-term liabilities	(6)	38

Net cash (used in) provided by operating activities	(1,188)	1,249

Cash flows from investing activities:
Purchases of short-term investments	(52,499)	—
Sales of short-term investments	33,700	—
Proceeds from sale of fixed assets	8	20
Capital expenditures	(1,207)	(106)
Net change in restricted cash	—	(100)

Net cash used in investing activities	(19,998)	(186)

Cash flows from financing activities:
Repayments of capital lease obligations	(11)	(9)
Repayments of long-term debt	(7,061)	(708)
Net proceeds from issuance of common stock	19,752	5,569

Net cash provided by financing activities	12,680	4,852

Net increase (decrease) in cash and cash equivalents	(8,506)	5,915
Cash and cash equivalents at beginning of period	20,325	4,513

Cash and cash equivalents at end of period	$11,819	$10,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$78	$703

Income taxes	$92	$1

See Notes to Financial Statements.

California Micro Devices Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of September 30, 2004, results of operations for the three and six month periods ended September 30, 2004 and 2003, and cash flows for the six month periods ended September 30, 2004 and 2003. Results for the three and six month periods are not necessarily indicative of fiscal year results.

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

3. Stock Based Compensation

As allowed under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” we account for our employee stock plans in accordance with the provisions of Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and have adopted the disclosure only provisions of SFAS 123. Stock based awards to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Fair value for these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, estimated time until exercise of the option, and our dividend yield. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. The calculation of fair value is highly sensitive to the expected life of the stock based award and the volatility of our stock, both of which we estimate based primarily on historical experience. As a result, the pro forma disclosures are not necessarily indicative of pro forma effects on reported financial results for future years.

We generally recognize no compensation expense with respect to employee stock grants. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income and net income per share would have been revised to the pro forma amounts shown below. For pro forma purposes, the estimated fair value of our stock based grants is amortized over the options’ vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss)
As reported	$2,183	$682	$4,141	$(538)
Add: Stock-based employee compensation expense included in reported results	—	74	17	94
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(861)	(590)	(1,543)	(890)

Pro forma net income (loss)	$1,322	$166	$2,615	$(1,334)

Basic net income (loss) per share
As reported	$0.10	$0.04	$0.20	$(0.03)
Pro forma	$0.06	$0.01	$0.12	$(0.08)

Diluted net income (loss) per share
As reported	$0.10	$0.04	$0.18	$(0.03)
Pro forma	$0.06	$0.01	$0.12	$(0.08)

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Employee Stock Options
Expected life in years	4.05	3.21	4.05	3.39
Volatility	0.87	0.97	0.87	0.97
Risk-free interest rate	3.24%	2.71%	3.23%	2.60%

Employee Stock Purchase Plan
Expected life in years	0.50	0.38	0.49	0.39
Volatility	0.61	0.75	0.67	0.74
Risk-free interest rate	1.78%	1.54%	1.51%	1.57%

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss)	$2,183	$682	$4,141	$(538)
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	21,452	17,642	21,112	16,764

Effect of dilutive securities:
Employee stock options	822	200	1,393	—
Warrants	110	125	208	—

Effect of dilutive securities	932	325	1,601	—

Diluted shares	22,384	17,967	22,713	16,764

Net income (loss) per share:
Basic	$0.10	$0.04	$0.20	$(0.03)

Diluted	$0.10	$0.04	$0.18	$(0.03)

Options to purchase 756,027 and 461,321 shares of common stock were outstanding during the three and six month periods ended September 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during the three and six month periods ended September 30, 2004. For the three and six months ended September 30, 2004, all outstanding warrants were included in the computation of diluted earnings per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

Options to purchase 2,218,895 and 3,411,985 shares of common stock were outstanding during the three- and six- month periods ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the Average Trading Price of the common shares during the three month period ended September 30, 2003, and because we had a loss for the six month period ended September 30, 2003, and, therefore, the effect would have been anti-dilutive. Warrants to purchase 483,667 and 1,290,266 shares of common stock outstanding during the three and six month periods ended September 30, 2003, were not included in the diluted earnings per share computation, because the exercise price of the warrants was greater than the Average Trading Price of the common shares during the three month period ended September 30, 2003 and because we had a loss for the six month period ended September 30, 2003 and, therefore, the effect would have been anti-dilutive.

5. Inventories

The components of inventory consist of the following (amounts in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$37	$92
Work in process	3,600	3,345
Finished goods	3,933	3,084

	$7,570	$6,521

Inventory balances by stage at March 31, 2004 have been reclassified from amounts shown in our 10-K for the year ended March 31, 2004, to apportion inventory reserves in the same manner as presented for September 30, 2004.

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

During the three month period ended June 30, 2004 we settled pending cases with former employees Chan Desaigoudar and Tarsaim L. Batra. The settlements did not affect our results for the three or six month periods ended September 30, 2004, as our settlement costs had previously been accrued.

7. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gains or losses on our available for sale securities. We reported an unrealized loss of $1,000 on available for sale securities during the three months ended June 30, 2004, and as a result our comprehensive income for the three and six month periods ended September 30, 2004 was $2,183,000 and $4,140,000, respectively. Comprehensive income for the three month period ended September 30, 2003 was $682,000 and equaled net income, and comprehensive loss for the six month period ended September 30, 2003 was $538,000 and equaled net loss.

8. Income Taxes

For the three and six month periods ended September 30, 2004 we recorded income tax provisions of $67,000 and $128,000, respectively, for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For the three and six month periods ended September 30, 2003, there was no income tax provision due to a net loss for the six month period.

9. Long-term Debt

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allowed us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement was based on the amount of eligible equipment and accounts receivable. Borrowings under the equipment line and the revolving line bear interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of March 31, 2004, the equipment line of credit rate was 7.25%. Principal, in equal installments, and interest were due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line had a term of 12 months, with principal due at maturity and interest due in monthly installments. On May 4, 2004, we used $6.6 million of the $18.0 million net proceeds from our May 3, 2004 public offering to repay our debt with Silicon Valley Bank. In the first quarter of fiscal 2005 we took a charge of $123,000 associated with the debt repayment. As of September 30, 2004 there was no balance outstanding.

On September 30, 2004, we entered into an amended and restated loan and security agreement with Silicon Valley Bank. Under this one year agreement, the bank will provide a $15 million credit line, which is subject to financial and other covenants contained in the agreement. We granted the bank a security interest in all of our assets other than our intellectual property. Borrowings under the Agreement bear interest at an annual rate equal to the prime rate; the interest rate increases or decreases when the prime rate changes. The agreement includes a loan fee of $50,000 plus bank expenses to execute the agreement. Accrued interest is payable monthly. The agreement expires on September 28, 2005, at which time any amounts borrowed must be paid in full. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur.

In March 2001, we entered into an equipment financing agreement with Epic Funding Corporation which allowed us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of September 30, 2004 was approximately $143,000.

During fiscal 2003, we entered into capital leases to finance some equipment.

In September 2004 we entered into a three year software lease with Synopsys. We accounted for the agreement as a capital lease. Under the agreement, we will make three annual payments of $104,000, with the first payment due in October 2004. The amount capitalized is $246,000.

As of September 30, 2004, total capital lease obligations were $201,000, due in monthly or annual installments with interest rates ranging from 5% to 12.6%.

Total fixed assets purchased under capital leases and the associated accumulated depreciation were as follows (amounts in thousands):

	September 30, 2004	March 31, 2004
Capitalized cost	$326	$80
Accumulated depreciation	(44)	(33)

Net book value	$282	$47

10. Short-term Investments

We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 90 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in Other Expense, Net. The cost of securities sold is based on the specific identification method.

Short-term investments were as follows (in thousands):

	September 30, 2004	March 31, 2004
Commercial paper	$7,679	$—
U.S. Agency notes	11,183	—

	18,862	—
Amounts classified as cash equivalents	—	—

	$18,862	$—

During the three and six month periods ended September 30, 2004, net unrealized holding losses of $0 and $1,000, respectively, were included in accumulated other comprehensive income. There were no gains or losses reclassified out of accumulated other comprehensive income (loss) into earnings for the period. During the three and six month periods ended September 30, 2003, we did not have any short-term investments and so there were no unrealized holding gains or losses for those periods.

11. Recent Accounting Pronouncements

At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended March 31, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other than temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other than temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

12. Major Customers

Major customers were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Customers who each represented 10% or more of our net sales	Guidant LG Electronics Motorola	Guidant Motorola	Guidant Motorola	Guidant Motorola
Percentage of our total net sales comprised by customers who each represented 10% or more of our net sales	45%	39%	34%	37%
Distributors who each represented 10% or more of our net sales	Epco	Epco	Epco	Epco

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

On May 24, 2004 and June 7, 2004, some of the investors in prior private placements and one of our placement agents exercised some of the warrants they had been granted in such private placements or had purchased from investors in such private placements. In total, such investors and placement agent exercised 36,663 warrants at an exercise price of $3.00 per share resulting in total proceeds of approximately $110,000 and exercised 225,179 warrants with an exercise price of $4.36 per share resulting in total proceeds of approximately $982,000, respectively. These warrant exercises were effected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited institutional investors.

Also during the three and six month periods ended September 30, 2004, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
Shares issued	9,975	106,856
Total proceeds, in thousands	$31	$646

14. Infrastructure Alignment Plan

On September 29, 2003, the Board of Directors approved a plan to align our internal manufacturing operations to current business requirements. The plan provided for the termination of 61 employees for which severance costs of approximately $343,000 were recorded. During the three month period ended June 30, 2004, we terminated three employees who were included in the plan, which resulted in charges of $27,000 against the original $343,000 provision. We also reversed $68,000 of previously accrued charges for employees we chose to retain. At June 30, 2004, the remaining accrued employee severance liability was $13,000. During the three month period ended September 30, 2004 we reversed this remaining liability, as we decided to retain the remaining employees we had originally planned to terminate.

15. Contingencies

Environmental

During fiscal 2003, we closed our Milpitas wafer fabrication facility. As part of the closure process, we retained a state licensed environmental contractor familiar with this type of semiconductor manufacturing facility to prepare and implement a site closure plan and a site health and safety plan (HASP) to remove, decontaminate as necessary, and dispose of equipment and materials using approved methods and to work with the appropriate agencies to obtain certifications of closure. Upon inspection of the facility by the County of Santa Clara, one of four soil samples obtained by drilling through the floor in one room detected an elevated level of nickel. The County referred the matter to the California Department of Toxic Substances Control (“DTSC”), which in a June 23, 2003, letter requested that the Company conduct further soil and ground water investigation to assess the nature and extent of the contamination at the site from nickel and other substances. We entered into an agreement with the DTSC on February 26, 2004, and submitted a Preliminary Endangerment Assessment (“PEA”) work plan, which the DTSC approved on August 18,

2004. Further testing identified an elevated level of chromium, in addition to nickel, on one area of the site. We have proposed a limited soil removal action in that area, which the DTSC is reviewing. The estimated cost of our proposed actions is approximately $50,000. Based on analytical data collected at the site to date, we do not anticipate that any further remediation at the site will be required. However, if the contamination is found to extend beyond the area currently delineated, additional actions may need to be taken. The cost of any such additional activities would ultimately depend on the nature and extent of contamination, if any, that is found beyond that expected and any risks posed by such contamination. In addition, our Tempe, Arizona facility is located in an area of known groundwater contamination.

16. Subsequent Events

In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter due to reduced customer demand for these products and to close our thin film manufacturing operation in Tempe, Arizona. As a result, we expect to incur $2.2 million to $3.2 million of costs related to terminating employees, selling or abandoning equipment and maintaining the Tempe facility until we sell it. We expect that approximately 60% to 70% of the costs will be charged to our results of operations during the three month period ended December 31, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report.

Forward Looking Statements

This discussion and report contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward looking statements. Examples of the kinds of forward looking statements in this report include statements regarding the following: (1) our expectation as to future levels of gross margin; (2) our expectation that we will have substantially lower sales of end of life products; (3) our expectation as to future levels of research and development expenses and selling, general and administrative expenses; (4) our expectations about our fiscal 2005 income tax rate and days sales outstanding; (5) our planned closure of our Tempe facility and its financial statement and cash flow implications; (6) our estimated costs to remediate environmental issues at our former facility on Topaz Avenue in Milpitas, California; and (7) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months after considering the anticipated costs of closing our thin film manufacturing operations in Tempe, Arizona. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements. These risks and uncertainties include, but are not limited to, our expectation that customers will not change their minds and order end of life products remaining in our inventory but which we have already written off; whether we will decide to invest more or less in research and development or sales and marketing due to market conditions, technology discoveries, or other circumstances; whether we will incur unexpected expenses related to our internal controls as a result of our Sarbanes-Oxley Section 404 audit; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them; whether there will be any changes in tax accounting rules; whether we receive any unexpected orders for our Medical products, whether we are able to realize what we expect for the Tempe property and equipment, and whether we encounter any unexpected environmental clean-up issues with our Tempe facility; whether we discover any further contamination at our Topaz Avenue Milpitas facility or delays which affect our former landlord’s pending sale of the building; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors and Other Factors That Could Affect Future Results” at the end of this discussion in this under Item 2. Except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

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

During the past three years, we have streamlined our operations and become fabless for the semiconductor products that we supply to our customers in our core markets, using independent providers of wafer fabrication services. This decision to use independent foundries led us to close our fabrication facility in Milpitas, California and consolidate our thin film manufacturing activities in Tempe, Arizona. In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter due to lower customer demand for these products and to close our Tempe facility where we make them. The closure of our Tempe facility will complete the elimination of all of our internal manufacturing operations. See Note 16 of Notes to Financial Statements.

During the past several years, we have also focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 200 while at the same time increasing our unit shipments from less than 25 million in the quarter ended March 31, 2001 to approximately 101 million in the quarter ended September 30, 2004.

End customers for our semiconductor products are original equipment manufacturers including Dell, Hewlett-Packard, Kyocera Wireless, LG Electronics, Motorola, Samsung and Sony. We sell to some of these end customers through original design manufacturers, including Appeal, Arima, BenQ, Compal, Pantech and Quanta, and contract electronics manufacturers, including Celestica, Foxconn and Solectron. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our semiconductor products.

We operate in one operating segment and most of our assets are located in the United States. Our assets located outside the United States are comprised primarily of inventory or equipment used in manufacturing our products.

Results of Operations

Net sales. Net sales for the three month period ended September 30, 2004 were $17.1 million, a 15% increase from the three month period ended September 30, 2003. Net sales for the six month period ended September 30, 2004 were $33.5 million, a 25% increase from the six month period ended September 30, 2003. As shown in the table below, our Mobile products represented the largest component of these increases.

	Three Months Ended September 30,		Six Months Ended September 30,
(in millions)	2004	2003	2004	2003
Mobile	$9.4	$5.2	$18.2	$8.5
Computing and Digital Consumer	3.6	4.2	7.3	8.0
Medical	2.2	2.8	5.4	4.7
Other products*	1.9	2.7	2.6	5.6

	$17.1	$14.9	$33.5	$26.8

*	Other products include lighting, communications, legacy and mature products.

Our growth in Mobile sales is primarily due to our focus on increasing our penetration of the Mobile phone handset market. In addition to top tier manufacturers, we also sell our products to a large number of other handset manufacturers.

Computing and Digital Consumer sales were lower due to a decline in sales of our older products, price erosion in our Computing products and slowing growth in the Computing market.

In our Medical business, the decline in revenue for the three month period is the result of lower orders from our primary Medical products customer, Guidant Corporation. For the six month period, the increase is primarily the result of improved pricing from Guidant starting in July, 2003. In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter and close our Tempe thin film manufacturing operation. See Note 16 of Notes to Financial Statements.

Our sales from Other products declined during the three and six month periods ended September 30, 2004 compared to 2003, due to a decline in end of life sales for our legacy, lighting and communications products. For the three month period ended September 30, 2004 there was a substantial increase in sales of Other products compared to the three month period ended June 30, 2004 as a result of additional one time demand from two customers for certain end of life products. We completed shipment of most end of life product orders during fiscal 2004 and expect to recognize substantially lower sales of these products starting in the third quarter of fiscal 2005.

Units shipped during the three and six month periods ended September 30, 2004 increased to approximately 101 million and 209 million units, up from approximately 72 million and 127 million units for the three and six month periods ended September 30, 2003. For the three month period ended September 30, 2004, units shipped declined by 7% from the 108 million units shipped during the three month period ended June 30, 2004, primarily due to lower shipments to our distributors.

Our increased net sales resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products, and to a lesser extent, from price increases effective July 1, 2003, on our Medical products.

Our average unit price decreased by approximately 21% during the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003. This decrease was primarily the result of a change in product mix, with our core product unit volumes increasing and our Medical and Other products decreasing in proportion to total units shipped.

Major customers were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Customers who each represented 10% or more of our net sales	Guidant LG Electronics Motorola	Guidant Motorola	Guidant Motorola	Guidant Motorola
Percentage of our total net sales comprised by customers who each represented 10% or more of our net sales	45%	39%	34%	37%
Distributors who each represented 10% or more of our net sales	Epco	Epco	Epco	Epco

Cost of Sales, Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and operating expenses, both in dollars and as a percentage of net sales, for the three and six month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2004		2003		2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$17,060	100%	$14,857	100%	$33,532	100%	$26,766	100%
Cost of sales	10,273	60%	9,986	67%	20,179	60%	19,142	72%

Gross margin	6,787	40%	4,871	33%	13,353	40%	7,624	28%
Research and development	1,207	7%	991	7%	2,413	7%	2,043	8%
Selling, general and administrative	3,254	19%	2,990	20%	6,480	19%	5,668	21%
Other expense, net	76	0%	208	1%	191	1%	451	2%

Income (loss) before income taxes	2,250	13%	682	5%	4,269	13%	(538)	(2%)
Income taxes	67	0%	—	0%	128	0%	—	0%

Net income (loss)	$2,183	13%	$682	5%	$4,141	12%	$(538)	(2%)

Cost of Sales. During fiscal 2004, we completed implementing a strategy to satisfy the production requirements for products in our core markets from external foundries, which we had previously manufactured in our own factories. As a result of outsourcing wafer fabrication, we converted our Tempe manufacturing operations to a dedicated thin film facility and reduced our manufacturing costs at that facility. During the three month period ended June 30, 2004 we took action to further reduce spending at our Tempe facility in anticipation of lower Medical product sales in future quarters. In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter and close our Tempe thin film manufacturing operation. See Note 16 of Notes to Financial Statements. Our thin film products are primarily Medical products plus a relatively small portion of our mature products, which are shown in the “Other products” category in the net sales discussion.

Cost of sales increased by approximately $300,000 for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 primarily due to the following reasons:

Increase in shipments	$900
Change in product mix	900
Decrease in sales of previously reserved inventory	300
Increase in inventory reserve provision	200
Decrease in manufacturing spending	(1,800)
Other	(200)

$300

Cost of sales increased by approximately $1.0 million for the six month period ended September 30, 2004 compared to the six month period ended September 30, 2003 primarily due to the following reasons:

Increase in shipments	$2,900
Change in product mix	1,800
Decrease in sales of previously reserved inventory	400
Decrease in manufacturing spending	(3,800)
Decrease in inventory reserve provisions	(100)
Other	(200)

$1,000

For the three and six month periods ended September 30, 2004, increases in net sales compared to the prior year periods directly resulted in increases in costs of $0.9 million and $2.9 million. The decreases in manufacturing spending were primarily due to the realignment of and reduction in spending at our Tempe wafer fabrication facility. The increases in cost of sales due to change in product mix were due to increased sales of our Mobile products as proportions of our total net sales.

We have, during recent quarters, benefited from the sale of previously reserved inventory due primarily to the large number of products for which we have discontinued future support by placing them in an ‘end of life’ category. These products have been primarily sold through our distributors to an erratic and unpredictable demand by end customers. As a result, we have experienced the actual sale of some products previously reserved and the requirement to further write down certain other products for which we had expected to receive orders but did not. The benefits related to sales of previously reserved inventory for the three month periods ended September 30, 2004 and 2003 were approximately $200,000 and $500,000, respectively, and for the six month periods ended September 30, 2004 and 2003 were approximately $400,000 and $800,000, respectively.

Gross Margin. Gross margin is comprised of net sales less cost of sales. For the three month period ended September 30, 2004, gross margin was $6.8 million, an increase of $1.9 million from the prior year period’s $4.9 million. For the six month period ended September 30, 2004, gross margin was $13.4 million, an increase of $5.7 million from the prior year period’s $7.6 million. Gross margin as a percentage of revenues was 40% and 33% for the three month periods ended September 30, 2004 and 2003, respectively, and 40% and 28% for the six month periods ended September 30, 2004 and 2003, respectively. The gross margin dollar increase during the three month period ended September 30, 2004 compared to the prior year was primarily the result of increased sales volumes and reductions in manufacturing spending. The gross margin dollar increase during the six month period ended September 30, 2004 compared to the prior year was primarily the result of increased sales volumes, a significant price increase for our Medical products and reductions in manufacturing spending. The gross margin percentage increases were primarily the result of increased sales volumes that led to economies of scale in our manufacturing operations, a significant price increase for our Medical products in the second quarter of fiscal 2004 which improved gross margins on these products to approximately the company target, and reductions in manufacturing spending. Gross margins during fiscal 2004 and to a lesser extent fiscal 2005 benefited from sales of our Other products, a portion of which were previously reserved and as a result generated a 100% gross margin. In future periods, we expect our gross margin to be approximately 40% of net sales on average, subject to substantial quarterly variation due to changes in volume, pricing, product mix, manufacturing costs and manufacturing yields.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees and prototypes, masks and other expenses for the development of new products, process technology and new packages. The increases in research and development expenses for the three and six month periods ended September 30, 2004 compared to the same period in 2003 were due to the following:

Expense increase (decrease) compared to prior year periods:	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
Increase in salaries and benefits due to increased staffing	$210	$290
Increase in supplies and tooling	60	80
Decrease in other expenses	(54)	—

	$216	$370

In the future we expect to incur increased research and development expenses and to represent 8% to 9% of sales. However, if our sales were to decline in future periods, research and development could represent more than 9% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. The increases in selling, general, and administrative expenses for the three and six month periods ended September 30, 2004 compared to the same period in 2003 were due to the following:

Expense increase compared to prior year periods:	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
Increase in salaries and benefits due to increased staffing, primarily in Sales and Marketing	$70	$420
Product samples	110	230
Increase in outside services and other	84	162

	$264	$812

The percentage of net sales comprised by selling, general and administrative expenses decreased during the same periods due to our increased net sales. These expenses are expected to increase in dollar terms in the future, but at a slower rate than our anticipated sales growth. As a result, we expect a gradual reduction in selling, general and administrative expenses as a percentage of sales; however, if our sales were to decline in future periods, these expenses could increase as a percentage of sales.

Income Taxes. For the three and six month periods ended September 30, 2004 we recorded income tax provisions of $67,000 and $128,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2005 we currently expect our effective income tax rate to be 3% of profit before taxes. For the three and six month periods ended September 30, 2003 there were no income tax provisions due to a net loss for the six month period.

Net Income. For the reasons explained above, we realized a net income of approximately $2.2 million and $682,000 for the three month periods ended September 30, 2004 and 2003, respectively, and a net income of $4.1 million and a net loss of $538,000 for the six month periods ended September 30, 2004 and 2003, respectively.

Recent Accounting Pronouncements

At its November 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on disclosure guidance previously discussed under EITF 03-01, “The Meaning of Other Than Temporary Impairment and Its Application to Certain Investments.” The consensus provided for certain disclosure requirements that were effective for fiscal years ending after December 15, 2003. We adopted the disclosure requirements during the fiscal year ended March 31, 2004. At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other than temporary impairment and its application to investments classified as either available for sale or held to maturity under FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other than temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus on the recognition and measurement guidance will have an impact on our results of operations.

Critical Accounting Policies and Estimates

We described our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended March 31, 2004. Our critical accounting policies and estimates are related to financial line items that are key indicators of our financial performance or that require significant management judgment. Our critical accounting policies, which have not changed materially since March 31, 2004, include those regarding (1) revenue recognition; (2) inventory and related reserves; (3) impairment of long lived assets; (4) litigation, including environmental issues; and (5) income taxes. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We believe that we have consistently applied judgments and estimates that fairly depict our financial condition and results of operations for all periods presented. Below, we discuss further the critical estimates we make.

With respect to revenue recognition, we make estimates in relation to sales returns and allowances and to bad debt. To estimate sales returns and allowances, we analyze recent sales returns trends and open return material authorizations to evaluate the likelihood of future returns. Also, we consult with our sales, marketing and quality management personnel to identify any specific issues that may require a sales returns and allowances reserve provision. To estimate bad debt, we analyze our current aged accounts receivable to evaluate the likelihood of our not being able to collect payment from customers whose payments are overdue. Our policy is to partially or fully reserve receivables that are 90 days old or more, while at the same time continuing efforts to collect payment from the customer. We also maintain a general bad debt reserve to provide for collection risks involving customers with whom we do less business and as a consequence have less experience in evaluating their credit risk.

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

With respect to the impairment of long lived assets, we evaluate two separate measures of fair value to assess whether the carrying value of our equipment is appropriate. First, we forecast future cash flows to determine whether we believe that our future cash flows will be sufficient to recover the carrying value of those assets. Second, in cases where we have identified surplus assets that we have removed from service and are making available for sale, we estimate the net proceeds that we expect to realize upon sale. If expected net proceeds are less than the current net book value for a particular asset, we write down the value of the asset to the expected net sales proceeds. If we have strong evidence that we will be unable to sell the asset, we fully write off the value of the asset and take a charge in the period during which we have performed the assessment.

With respect to litigation, the potential exposure for legal disputes is very uncertain. We are a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.

With respect to environmental issues, we have a financial exposure related to our former site in Milpitas, California. The State of California’s Department of Toxic Substances Control is currently considering our proposed plan to remediate the site, for which the estimated cost of our proposed remediation is approximately $50,000; however, the cost will ultimately depend on the nature and extent of contamination that is found during the cleanup and any risks posed by such contamination. See Note 15 of Notes to Financial Statements.

With respect to income taxes, we have provided a valuation allowance against our total deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of our loss carry forwards. See Note 11 of Notes to Financial Statements in our annual report on Form 10-K for the fiscal year ended March 31, 2004. We have experienced quarterly taxable income beginning with the second quarter of fiscal 2004. If we continue to produce taxable income in future periods, we may reverse a portion of our valuation allowance. This would generate income rather than expense from income taxes on our financial statements. We will continue to evaluate our ability to realize the deferred tax asset.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of September 30, 2004 were $30.7 million compared to $20.3 million as of March 31, 2004. Receivables increased $3.6 million to $9.8 million as of September 30, 2004 compared to $6.1 million as of March 31, 2004. Receivables days sales outstanding were 52 and 35 days as of September 30, 2004 and March 31, 2004, respectively, with the increase due primarily to our having shipped a higher percentage of our revenues late in the three month period ended September 30, 2004 compared to the three month period ended March 31, 2004. We expect days sales outstanding to range from 45 to 50 days in the future, depending on the linearity of our shipments. Inventories increased by approximately $440,000 and inventory reserves decreased by approximately $610,000 due to scrapping and sales of previously reserved inventory. Net inventory increased by approximately $1.1 million, resulting in a net inventory balance of $7.6 million as of September 30, 2004 compared to $6.5 million as of March 31, 2004. The increase in net inventory was the result of increased production to support our expected growth in shipments. Accounts payable and other accrued liabilities decreased by $1.8 million during the six month period ending September 30, 2004 to a balance of $7.2 million, due to payment of accrued employee bonuses and the acceleration of payments to suppliers just prior to the October 2004 start-up of our new Oracle business system in order to ease our transition.

Operating activities used approximately $1.2 million of cash during the six month period ended September 30, 2004, compared to $1.2 million of positive cash flow from operations for the six month period ended September 30, 2003. The decrease was primarily due to a decrease in accounts payable and other current liabilities and an increase in accounts receivable, offset by a swing to net income from a net loss. Investing activities used $20.2 million of cash during the six month period ended September 30, 2004, which was the result of net purchases of $18.8 million of short-term investments and $1.4 million of capital expenditures.

Net cash provided by financing activities for the six month period ended September 30, 2004 was $12.8 million and was the result of $18.0 net proceeds from our public offering of common stock, $1.1 million of proceeds from the exercise of common stock warrants and $646,000 of proceeds from sales of stock in employee stock plans, offset by $7.1 million of repayment of long-term debt. The $7.1 million of debt repayment was comprised of approximately $400,000 of regularly scheduled debt payments and the early retirement of $6.6 million of debt to Silicon Valley Bank using proceeds from our May 2004 public stock offering.

The following table summarizes our contractual obligations as of September 30, 2004:

	Payments due by period (in thousands)
	1 year	2-3 years	4-5 years	More than 5 years	TOTAL
Long-term debt obligations	$143	$—	$—	$—	$143
Capital lease obligations	11	190	—	—	201
Operating lease obligations	282	291	—	—	573
Purchase obligations	788	177	44	—	1,009

TOTAL	$1,224	$658	$44	$—	$1,926

In the future, it is possible that our liquidity could be impacted in order to resolve an environmental issue arising out of the closure of our Milpitas wafer fabrication facility. As described in Note 15 of Notes to Condensed Financial Statements, we currently estimate that the cost to remediate the site will be approximately $50,000; however, the cost will ultimately depend on the nature and extent of contamination that is found during the cleanup and any risks posed by such contamination.

In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter due to reduced customer requirements and to close our thin film manufacturing operation in Tempe, Arizona. As a result, we expect to use approximately $1.5 million of cash related to terminating employees and preparing the Tempe facility for sale. Of the $1.5 million, we expect to use approximately $600,000 during the three month period ended December 31, 2004, and $450,000 during the three month period ended March 31, 2005. After the sale of assets we expect the full exit and closure activity to be cash neutral or positive.

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

Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring an average loss of $3.8 million per quarter and doubling our accumulated deficit from $31.3 million to $67.7 million. Many factors will affect our ability to sustain profitability including the health of the Mobile, Computing and Digital Consumer markets in which we focus, continued demand for our products by our key customers, lack of price erosion, availability of capacity from our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage our operating expenses. In addition, our planned exit of the Medical business and closure of our Tempe facility (see Note 16 of Notes to Financial Statements) in the next six months will not only result in a material decrease in revenue starting in our fourth fiscal quarter of 2005 and beyond, as Medical has typically been between 15% and 20% of our revenues over the past several quarters with margins approximating our company gross margins, it will also lead to one-time expenses estimated between $2.2 million and $3.2 million, most of which will be incurred during the second half of fiscal 2005. Therefore, the likelihood of our incurring losses in the near term is significantly increased. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

Our revenues could fall below cash breakeven causing us to cut our expenses which could result in our reducing our investment in research and development and marketing.

We have restructured our company to better focus our business and to transition to a fabless model by outsourcing our manufacturing, except for our thin film products. We have taken these steps in an effort to reduce the level of revenues we need to generate to achieve operating cash flow breakeven and at the same time to increase our revenues in key markets. However, if our net sales do not continue to satisfy our cash needs, then we may have to cut additional expenses in order to conserve our cash, or raise additional financing, of which there can be no assurance of success. Even if we are successful in reducing our cash usage, we may raise additional equity financing to finance growth, for strategic acquisitions, and/or to provide us with cash reserves should we operate at a loss in the future. We plan to discontinue our Medical thin film products in March 2005 (see Note 16 of Notes to Financial Statements). In the three months ended September 30, 2004 our Medical products revenue was $2.2 million. By the first quarter of fiscal 2006, we will no longer be generating revenue from Medical products. If we are unable to replace revenues from our Medical business with revenues from our core business, then we could operate at a loss and unless we believed that we would ultimately be able to increase our core business revenues, we may need to reduce expenses.

In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter and to close our thin film manufacturing operation in Tempe, Arizona. We could be unfavorably impacted if we are unable to sell the site or sell it for less substantially less than we have estimated.

We expect to incur $2.2 million to $3.2 million of costs related to terminating employees, selling or abandoning equipment and maintaining the Tempe facility until we sell it. If we are unable to sell the site or sell it for substantially less than we have estimated, we will incur higher closure costs than we have estimated, which would negatively impact our results and cash position, most likely during the remainder of fiscal 2005.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the quarter ended September 30, 2004, Motorola and LG Electronics, customers in the Mobile market, and Guidant, a customer in the Medical market, together represented approximately 45% of our net sales.

Guidant has determined that it will not require a sufficient level of products from us going forward for us to earn a reasonable margin on our sales of these products, and as a result, in October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter and close our Tempe thin film manufacturing operation. See Note 16 of Notes to Financial Statements. As described above, this could result in significantly decreased revenue unless and until the revenue from our core business grows enough to replace our Medical products revenue, of which there can be no assurance.

Also, in the quarter ended September 30, 2004, Motorola and LG Electronics together represented approximately 50% of our sales in the Mobile market. We may become increasingly dependent upon Motorola over the next twelve months as we believe that we have more penetration of their planned new products than their current products. There can be no assurance that Motorola and LG Electronics will continue to purchase our products in the quantities forecasted, or at all.

During the quarter ended September 30, 2004, one of our distributors, Epco Technology, represented 14% of our net sales. If we were to lose Epco as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have the same relationships with the current end customers to maintain our current level of net sales. Additionally the time and resources involved with the changeover and training could have potentially adverse impacts on our business.

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the Mobile, Computing and Digital Consumer markets, our revenues could stop growing and might decline.

Most of our revenues in recent periods have been derived from sales to manufacturers of Mobile, Computing and Digital Consumer, and Medical devices. We will discontinue our Medical devices in the March 2005 quarter due to our Medical customer no longer requiring enough product from us to make our Tempe operations economically viable. In order for us to be successful, we must continue to penetrate the Mobile, Computing and Digital Consumer markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets. For example, should the Mobile phone demand in China prove to be a bubble, or should growth not occur in the markets we have penetrated the most, our future revenues would be adversely impacted.

Our fastest growing market has been the Mobile market. A slowdown in the adoption of ASIPs by cellular handset manufacturers would reduce our future growth.

Much of our revenue growth over the past two years has been in the Mobile market where more complex cellular handsets have meant increased adoption of and demand for ASIP solutions. Should the rate of ASIP adoption decelerate in the Mobile market, our planned rate of increase in Mobile market penetration would decrease, thereby reducing our future growth.

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

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include ON Semiconductor, Philips

Electronics, Semtech and STMicroelectronics. Our integrated passive products also compete with ceramic devices from competitors such as Murata, TDK and Innochips Technology, and discrete passives from competitors such as Murata, Samsung and Vishay. For our other semiconductor products, our competitors include Fairchild Semiconductor, Linear Technology, Maxim Integrated Products, Micrel, National Semiconductor, ON Semiconductor, RichTek, Semtech, STMicroelectronics and Texas Instruments. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could cause us to have to restate them. Such a restatement could cause continued drain on our resources to address and correct internal control deficiencies and could have adverse consequences on our stock price, potentially limiting our access to financial markets.

We have in the past had deficiencies in certain of our internal control processes. We are vulnerable to difficulties as many of our recordkeeping processes are manual or involve software that has not been upgraded and for which we have no adequate backup if the software were to fail. We have also experienced in the past, high turnover in our finance department, due in part to the relocation of several functions from Tempe to Milpitas and the employees performing those functions being unwilling to relocate. While preparing our financial statements for the 2003 fiscal year, both our internal staff and prior outside accountants found errors in certain primary financial processes, which they corrected during such preparation. However, these errors caused inaccuracies in the fiscal 2003 interim results for the three, six and nine month periods that required these interim period results to be restated. As a result, our prior outside accountants informed us that they had noted a combination of reportable conditions that, taken together, constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration and finance organization. We have instituted additional processes and procedures to mitigate the conditions identified and to provide reasonable assurance that our internal control objectives are met. During fiscal 2004, we recruited an almost entirely new finance department and we have instituted backup procedures for our manual processes as we automate them, although some key controls remain manual and are consequently inefficient. We have devoted substantial effort and resources to improving our internal controls. We expect that the design and operation of our new Oracle business system will help us improve our internal control over our business and financial processes; however, there can be no assurance that we will nonetheless not have a material error in our financial statements.

In October 2004 we started to use new Oracle business system software. Should we encounter significant difficulties with the software or with our revised business processes, our or our independent accountants’ assessment of our internal control over financial reporting may indicate significant deficiencies or a material weakness in such internal control. Such assessments, if they were to occur, would appear in our Form 10-Q for the period ended December 31, 2004 or in our Form 10-K for the year ended March 31, 2005. Any such material weakness may need to be corrected before our outside accountants would be able to issue an audit report with an unqualified opinion.

In October 2004 we began live use of portions of our new enterprise resource planning (“ERP”) software, which has been a complex task to install, requiring large amounts of time and effort from our employees, consultants, and management. It is not uncommon for companies implementing ERP software to encounter delays and system start-up difficulties. As part of our implementation we have made significant changes to some of our business processes. We will be relying on our new ERP software to automate our inventory control and costing systems. Should we encounter difficulties with these or other features or with our revised business processes, we may not have time to fully test our ERP software prior to March 31, 2005. As a result, we would have to rely on manual checks and balances for inventory costing to avoid errors in our financial reporting of our year-end results, as we have done in the past. These checks and balances, while adequate in the past for such purposes, may lead us, or our outside accountants, to assess our internal control over financial reporting as having significant deficiencies. If we had other significant deficiencies as well, it is possible that we or our independent accountants assessing our internal control over financial reporting as part of our fiscal 2005 report on Form 10-K could determine that we have a material weakness in such control. Any such material weakness may need to be corrected before our outside accountants would be able to issue an audit report with an unqualified opinion.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for us to assess and improve our internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with these new requirements and that we are currently implementing a new business information system. In this regard, if we are unable to provide our results and assessments to our auditors on a timely basis, our auditors may not have sufficient staff necessary to complete their work and issue their attestation report by the required date. If we are not able to complete our assessment in a timely manner, we and our auditors may be unable to conclude that our internal control over financial reporting is effective as of March 31, 2005.

Our competitors have in the past and may in the future reverse engineer our most successful products and become second sources for our customers, which could decrease our revenues and gross margins.

Our most successful products are not covered by patents and have in the past and may in the future be reverse engineered. Thus, our competitors can become second sources of these products for our customers or our customers’ competitors, which could decrease our unit sales or our ability to increase unit sales and also could lead to price competition. This price competition could result in lower prices for our products, which would also result in lower revenues and gross margins. Certain of our competitors have announced products that are essentially copies of some of our most successful products, especially in the Mobile market, where many of our largest revenue generating products have been second sourced. To the extent that the revenue secured by these competitors has exceeded the expansion in market size resulting from the availability of second sources, this has decreased the revenue potential for our products. Furthermore, should a second source attempt to increase its market share by dramatic or predatory price cuts for large revenue products, our revenues and margins could decline materially.

In the future our revenues will become increasingly subject to macroeconomic cycles and more likely to decline if there is an economic downturn.

As ASIP penetration increases, our revenues may become increasingly susceptible to macroeconomic cycles because our revenue growth may become more dependent on growth in the overall market rather than primarily on increased penetration, as has been the case in the past.

Our reliance on foreign customers could cause fluctuations in our operating results.

International sales for the past few years have accounted for approximately two-thirds of our total net sales. International sales include sales to U.S. based customers if the product is delivered outside the United States.

In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter, and we expect that sales of our thin film Medical devices will end in March 2005. Accordingly, we expect that a higher proportion of our sales will come from our international customers as we discontinue this business, which has been all U.S. based. See Note 16 of Notes to Financial Statements.

If international sales account for an increasing portion of our revenues, this would subject us to the following risks:

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

In addition, because sales of our products have been denominated in United States dollars, increases in the value of the U.S. dollar could increase the relative price of our products so that they become more expensive to customers in the local currency of a particular country. Furthermore, because some of our customer purchase orders and agreements are influenced, if not governed, by foreign laws, we may be limited in our ability to enforce our rights under these agreements and to collect damages, if awarded.

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

Given the current size of our business, we believe it is impractical for us to spread our use of foundry partners and assembly and test subcontractors over more than a few partners and subcontractors as it would lead to significant increases in our costs. Currently, in addition to our Tempe, Arizona thin film facility, we have only two foundry partners and rely on a small number of assembly and test subcontractors. (In October 2004, we decided to exit our thin film Medical device business during the March 2005 quarter and close our Tempe facility. See Note 16 of Notes to Financial Statements). Many of our products are sole sourced at one of our foundry partners near Shanghai, China or in Japan. Our intention is to add additional foundry partners to reduce our dependence and increase our flexibility, although no assurance can be given that we will be successful. One of our assembly steps is the “ball drop” process, which is a key step in the chip scale packaging used for the bulk of our Mobile products. We currently use two third party vendors for ball drop. There are only a limited number of suppliers of this service at this time. Furthermore, for many of our products, due to their relatively low volumes, we may still choose to rely on only one supplier for wafer fabrication, assembly and test. If the operations of one or more of our suppliers should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business would be adversely impacted as we would be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

We currently operate our own thin film wafer manufacturing facility in Tempe, Arizona, although in October 2004, we made a decision to exit our thin film Medical device business during the March 2005 quarter and close our Tempe facility. (See Note 16 of Notes to Financial Statements). Much of our equipment has been utilized for a long time, and can be subject to unscheduled downtime. Our Tempe, Arizona facility is the only fabrication facility in which we can run the thin film processes associated with our Medical products. Any disruption at our Tempe, Arizona facility would preclude our manufacturing of our Medical products, which would have a material adverse impact on our revenues and gross margin over the next two quarters. Other significant risks associated with our wafer manufacturing over the next two quarters include:

•	the lack of assured supplies of wafers, chemicals or other materials, and control over delivery schedules;

•	our inability to retain certain of our manufacturing personnel in light of our announced plant closure;

•	our ability to meet our customers’ quality requirements;

•	our ability to achieve and maintain satisfactory yields and productivity; and

•	the availability of spare parts and maintenance service for aging equipment.

Our reliance upon foreign suppliers exposes us to risks associated with international operations.

We use foundry partners and assembly and test subcontractors in Asia, primarily in China, Japan, Thailand, Malaysia, Taiwan and India, for our products. Our dependence on these foundries and subcontractors involves the following substantial risks:

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

To develop new products for our core markets, we must develop, gain access to, and use new technologies in a cost effective and timely manner, and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

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

We may be unable to reduce the costs associated with our products quickly enough for us to meet our margin targets, particularly in the Mobile and Computing markets.

In the Computing market, where we often have been a second source to competitors’ products, our ability to compete depends to a great extent on price. In the Mobile market our competitors have been second sourcing our products and as a result this market is becoming more price competitive. We need to be able to reduce the costs associated with our products in order to retain and increase our market share. We may attempt to achieve cost reductions, for example by obtaining reduced prices from our manufacturing subcontractors, using larger sized wafers, adopting simpler processes, and redesigning parts to require fewer pins or to make them smaller thereby increasing the number of good die per wafer. There can be no assurance that we will be successful in achieving cost reductions through any of these methods, in which case we will experience lower margins.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering center is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true in the analog area where competition is fierce for qualified experienced design engineers. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

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

We value our inventories on a part by part basis to appropriately consider excess inventory levels and obsolete inventory primarily based on forecasted customer demand and on backlog, and to consider reductions in sales price. For the reasons described above, we may end up carrying more inventory than we need in order to meet our customers’ orders, in which case we may incur charges when we write down the excess inventory to its net realizable value, if any, should our customers for whatever reason not order the product in our inventory.

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

Our ability to compete is affected by our ability to protect our intellectual property rights. We rely on a combination of patents, trademarks, copyrights, mask work registrations, trade secrets, confidentiality procedures and nondisclosure and licensing arrangements to protect our intellectual property rights. Despite these efforts, the steps we take to protect our proprietary information may not be adequate to prevent misappropriation of our technology, and our competitors may independently develop technology that is substantially similar or superior to our technology.

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

We supply our thin film products predominantly to Guidant and also to Medtronic for use in implantable defibrillators and pacemakers, which help sustain human life. Should our products cause failure in their products, we may be sued and have liability, although under federal law Guidant and Medtronic would be required to defend and take responsibility in such instances until their liability was established, in which case we could be liable for that part of those damages caused by our willful misconduct and, in the case of Medtronic, our negligence.

Our failure to comply with environmental regulations could result in substantial liability to us.

We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with applicable requirements, we could be subject to substantial liability for cleanup efforts, property damage, personal injury and fines or suspension or cessation of our operations. In these regards, during the closure of our Milpitas facility, residual contaminants from our operations were detected in concrete and soil samples, and we were required by the State Department of Toxic Substances Control (“DTSC”) to conduct a further investigation of soil and groundwater conditions at the site, involving the collection of numerous additional samples and analysis for a broad range of chemicals under a Preliminary Endangerment Assessment (“PEA”) work plan approved by the DTSC. As a result of this sampling and analysis, it was determined that there is a relatively small area of shallow soil that contains elevated levels of chromium and nickel in the vicinity of a chemical storage area adjacent to the main facility. We are proposing a limited soil removal action at this area which is pending DTSC approval. The estimated cost of the removal is approximately $50,000. We have retained the construction division of our environmental engineering firm for this purpose, which will do the work under the oversight of DTSC. If further contamination beyond that anticipated based upon our sampling is found, a more comprehensive action costing more could be required, depending upon the nature, extent and magnitude of the contamination that is found and any risks posed by such contamination. The building owner has a pending purchaser for the facility and if our clean-up results in delays in obtaining environmental clearance, then the owner may attempt to hold us liable for any resulting adverse impact on the owner’s pending sale. Similarly, our Tempe facility is located in an area of documented regional groundwater contamination. While we have no reason to believe that our operations at the facility have contributed to this regional contamination, we can give no such assurance. In connection with our pending closure of this facility, we will be conducting environmental studies at the site. Although we know of no issues, if these studies identify contamination, we may be required to remediate.

Earthquakes, other natural disasters and shortages may damage our business.

Our California facilities and some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the ones that occurred in Taiwan in September 1999 and in Japan in October 2004, could disrupt the operations of those suppliers, limit the supply of our products and harm our business. The October 2004 earthquake in Japan temporarily shut down operations at one of the wafer fabrication facilities at which our products are produced; however, we currently expect to be able to support our product shipments from our two other production fabs while the affected fab is out of operation. Additionally, our facility in Tempe, Arizona is located in a desert region of the southwestern United States. Disruption of water supplies or other infrastructure support could limit the supply during the next two quarters of our products and harm our business. We have occasionally experienced power interruptions at our Tempe facility and power shortages have been reported in California and Arizona. We cannot assure that if power interruptions or shortages occur in the future, they will not adversely affect our business.

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

Issuance of new laws or accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. There may be future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally. For example, proposals to account for employee stock option grants as an expense could have the result of our not using options as widely for our employees which could impact our ability to hire and retain key employees.

Our stock price may continue to be volatile, and our trading volume may continue to be relatively low and limit liquidity and market efficiency. Should significant shareholders desire to sell their shares within a short period of time, our stock price could decline.

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter to quarter variations in:

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

Our board of directors adopted a shareholder rights plan in autumn 2001 to encourage third parties interested in acquiring us to work with and obtain the support of our board of directors. The effect of the rights plan is that any person who does not obtain the support of our board of directors for its proposed acquisition of us would suffer immediate dilution upon achieving ownership of more than 15% of our stock. Under the rights plan, we have issued rights to purchase shares of our preferred stock that are redeemable by us prior to a triggering event for a nominal amount at any time and that accompany each of our outstanding common shares. These rights are triggered if a third party acquires more than 15% of our stock without board of director approval. If triggered, these rights entitle our shareholders, other than the third party causing the rights to be triggered, to purchase shares of the company’s preferred stock at what is expected to be a relatively low price. In addition, these rights may be exchanged for common stock under certain circumstances if permitted by the board of directors.

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

Further, our shareholders must give written notice delivered to our executive offices no less than 120 days before the one year anniversary of the date our proxy statement was released to shareholders in connection with the previous year’s annual meeting to nominate a candidate for director or present a proposal to our shareholders at a meeting. These notice requirements could inhibit a takeover by delaying shareholder action. The California Corporation law also restricts business combinations with some shareholders once the shareholder acquires 15% or more of our common stock.

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

We may in the future acquire and form strategic alliances relating to other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and aligning of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day to day business, and may disrupt key research and development, marketing or sales efforts. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2004 we held $18.9 million of investments in debt securities, but did not hold investments in equity securities. As of March 31, 2004 we did not hold investments in debt or equity securities. We have owned and may own financial instruments in the future that are sensitive to market risks and subject to fluctuations in interest rates as part of our investment portfolio. We do not own derivative financial instruments.

Our investment portfolio at September 30, 2004 included debt instruments that were United Stated agency bonds and commercial paper of less than 90 days in duration. These investments were subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we had a material exposure to interest rate risk.

We have evaluated the estimated fair value of our financial instruments at September 30, 2004. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

At September 30, 2004 we had $344,000 of long-term debt obligations, which consisted of capital leases and equipment loans. As of March 31, 2004 we had $7,252,000 of long-term debt obligations, which consisted of bank borrowing, capital leases and equipment loans. The table below presents principal amounts and related weighted average interest rates by year of maturity for our long-term debt obligations and their fair value as of March 31, 2004. At that date, our long-term debt securities were scheduled to mature from between one and a half years and five years. The fair value of our long-term debt was based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At March 31, 2004:

	Periods of Maturity						Fair Value as of March 31, 2004
in thousands	2005	2006	2007	2008	Thereafter	Total
Liabilities:
Long-term debt obligations	$2,568	$1,560	$1,108	$1,100	$916	$7,252	$7,255
Weighted average interest rate	7.42%	7.22%	7.27%	7.25%	7.25%	7.31%

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonably effective, taking into account the totality of the circumstances.

(b) Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting during the three-month period ended September 30, 2004, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Some of our key controls are manual and are consequently inefficient. In October 2004 we began to use Oracle business system software which we plan to use in the preparation of our third quarter and year end fiscal 2005 financial statements. We expect that the new Oracle business system software will strengthen our internal controls; however, there may be additional risk to our controls during our initial implementation in the three months ended December 31, 2004 as we update our processes, train our employees and validate our setup of the software.

PART II.

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on August 12, 2004. At the meeting the following matters were acted upon.

Matter Acted Upon:

A.	Election of Directors

	Votes for	Votes Withheld
Robert V. Dickinson	18,771,750	837,309
Wade F. Meyercord	18,146,681	1,462,378
Dr. Edward C. Ross	18,683,304	925,755
Dr. David W. Sear	18,770,843	838,216
Dr. John L. Sprague	18,665,337	943,722
David L. Wittrock	18,756,717	852,342

B.	To ratify the selection of the firm Grant Thornton LLP as the independent auditors for the fiscal year ending March 31, 2005.

For	19,479,148
Against	34,135
Abstain	95,776
Broker non-vote	—

C.	To approve the adoption of the 2004 Omnibus Incentive Compensation Plan.

For	8,359,878
Against	3,364,351
Abstain	138,051
Broker non-vote	7,746,779

D.	To approve a proposal to amend Registrant’s Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from twenty-five million shares (25,000,000) to fifty million shares (50,000,000).

For	17,336,454
Against	2,170,191
Abstain	102,414
Broker non-vote	—

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

* Portions submitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: November 8, 2004	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)