Form 10-Q
period 2004-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2005-02-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2005 was 21,534,938.

California Micro Devices Corporation

Form 10-Q for the Quarter ended December 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
		Restated		Restated
Net sales	$17,840	$16,957	$51,372	$43,723
Cost and expenses:
Cost of sales	11,342	9,789	31,455	29,072
Research and development	1,192	1,219	3,648	3,258
Selling, general and administrative	3,484	3,190	9,965	8,846
Restructuring	1,055	—	1,055	—

Total costs and expenses	17,073	14,198	46,123	41,176

Operating income	767	2,759	5,249	2,547
Other (income) expense, net	(130)	210	61	661

Income before income taxes	897	2,549	5,188	1,886
Income taxes	27	41	155	41

Net income	$870	$2,508	$5,033	$1,845

Net income per share–basic	$0.04	$0.13	$0.24	$0.11

Weighted average common shares outstanding–basic	21,492	19,107	21,241	17,545

Net income per share–diluted	$0.04	$0.12	$0.22	$0.10

Weighted average common shares and share equivalents outstanding–diluted	22,804	20,731	22,780	18,203

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	December 31, 2004	March 31, 2004
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$7,602	$20,325
Short-term investments	25,435	—
Accounts receivable, less allowance for doubtful accounts of $80 and $76, respectively	9,890	6,134
Inventories	8,355	6,543
Prepaid expenses and other current assets	705	911

Total current assets	51,987	33,913
Property, plant and equipment, net	6,430	6,985
Other long-term assets	173	229

TOTAL ASSETS	$58,590	$41,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,877	$4,705
Accrued liabilities	3,046	4,560
Deferred margin on shipments to distributors	2,088	2,459
Current maturities of long-term debt and capital lease obligations	174	2,568

Total current liabilities	11,185	14,292
Long-term debt and capital leases, less current maturities	94	4,684
Other long-term liabilities	24	33

Total liabilities	11,303	19,009

Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; 50,000,000 and 25,000,000 shares authorized as of December 31, 2004 and March 31, 2004, respectively; shares issued and outstanding: 21,523,558 as of December 31, 2004 and 19,788,088 as of March 31, 2004	105,127	84,991
Accumulated deficit	(57,840)	(62,873)

Total shareholders’ equity	47,287	22,118

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,590	$41,127

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2004	2003
		Restated
Cash flows from operating activities:
Net income (loss)	$5,033	$1,845
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,239	1,794
Amortization of investment purchase discounts	(168)	—
Provision for discontinued inventory	610	1,595
Write-down of fixed assets	835	485
Loss on the disposal of fixed assets	4	5
Stock-based compensation	17	94
Changes in assets and liabilities:
Accounts receivable	(3,756)	(816)
Inventories	(2,422)	(3,438)
Prepaid expenses and other current assets	206	(40)
Other long-term assets	—	(5)
Accounts payable and other current liabilities	(342)	3,348
Deferred margin on shipments to distributors	(371)	(154)
Other long-term liabilities	(9)	35

Net cash provided by operating activities	876	4,748

Cash flows from investing activities:
Purchases of short-term investments	(80,967)	—
Sales of short-term investments	55,700	—
Proceeds from sale of fixed assets	448	561
Capital expenditures	(1,751)	(215)
Net change in restricted cash	—	(322)

Net cash (used in) provided by investing activities	(26,570)	24

Cash flows from financing activities:
Repayments of capital lease obligations	(16)	(14)
Repayments of long-term debt	(7,132)	(1,064)
Net proceeds from issuance of common stock	20,119	8,440

Net cash provided by financing activities	12,971	7,362

Net increase (decrease) in cash and cash equivalents	(12,723)	12,134
Cash and cash equivalents at beginning of period	20,325	4,513

Cash and cash equivalents at end of period	$7,602	$16,647

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$85	$1,219

Income taxes	$120	$—

See Notes to Condensed Financial Statements.

California Micro Devices Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of December 31, 2004, results of operations for the three and nine month periods ended December 31, 2004 and 2003, and cash flows for the nine month periods ended December 31, 2004 and 2003. Results for the three and nine month periods are not necessarily indicative of fiscal year results.

The condensed balance sheet at March 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2004, and Note 16 of Notes to Condensed Financial Statements for amounts that have been restated.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
		Restated		Restated
	(in thousands, except per share amounts)
Net income
As reported	$870	$2,508	$5,033	$1,845
Add: Stock-based employee compensation expense included in reported results	—	—	17	94
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(827)	(648)	(2,370)	(1,538)

Pro forma net income	$43	$1,860	$2,680	$401

Basic net income per share
As reported	$0.04	$0.13	$0.24	$0.11
Pro forma	$0.00	$0.10	$0.13	$0.02

Diluted net income per share
As reported	$0.04	$0.12	$0.22	$0.10
Pro forma	$0.00	$0.09	$0.12	$0.02

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Employee Stock Options
Expected life in years	4.07	4.08	4.02	3.46
Volatility	0.83	0.95	0.87	0.97
Risk-free interest rate	3.37%	2.96%	3.23%	2.64%

Employee Stock Purchase Plan
Expected life in years	0.49	0.37	0.49	0.41
Volatility	0.57	0.89	0.62	0.74
Risk-free interest rate	2.18%	1.29%	1.86%	1.51%

4. Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
		Restated		Restated
	(in thousands, except per share amounts)
Net income	$870	$2,508	$5,033	$1,845

Weighted average common shares outstanding used in calculation of net income per share:
Basic shares	21,492	19,107	21,241	17,545

Effect of dilutive securities:
Employee stock options	1,180	1,214	1,357	480
Warrants	132	410	182	178

Effect of dilutive securities	1,312	1,624	1,539	658

Diluted shares	22,804	20,731	22,780	18,203

Net income per share:
Basic	$0.04	$0.13	$0.24	$0.11

Diluted	$0.04	$0.12	$0.22	$0.10

Options to purchase 464,439 and 462,360 shares of common stock were outstanding during the three and nine month periods ended December 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during the three and nine month periods ended December 31, 2004. For the three and nine months ended December 31, 2004, all outstanding warrants were included in the computation of diluted earnings per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

Options to purchase 292,832 and 1,811,481 shares of common stock were outstanding during the three and nine month periods ended December 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the Average Trading Price of the common shares during the three month and nine months ended December 31, 2003. For the three and nine months ended December 31, 2003, all outstanding warrants were included in the computation of diluted earnings per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

5. Inventories

The components of inventory consist of the following (in thousands):

	December 31, 2004	March 31, 2004
		Restated
Raw materials	$25	$92
Work in process	3,604	3,345
Finished goods	4,726	3,106

	$8,355	$6,543

Inventory balances by stage at March 31, 2004 have been reclassified from amounts shown in our 10-K for the year ended March 31, 2004, to apportion inventory reserves in the same manner as presented for December 31, 2004.

6. Litigation

We are a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.

During the three month period ended June 30, 2004 we settled pending cases with former employees Chan Desaigoudar and Tarsaim L. Batra. The settlements did not affect our results for the three or nine month periods ended December 31, 2004, as our settlement costs had previously been accrued. During the December quarter, we increased our litigation reserves by $90,000 for settlement offers made in pending litigation.

7. Comprehensive Income

Comprehensive income is principally comprised of net income and unrealized gains or losses on our available for sale securities. Comprehensive income for the three and nine month periods ended December 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003
		Restated		Restated
Net income	$870	$2,508	$5,033	$1,845
Unrealized gains on available for sale securities	1	—	—	—

Comprehensive income	$871	$2,508	$5,033	$1,845

8. Income Taxes

For the three and nine month periods ended December 31, 2004 we recorded income tax provisions of $27,000 and $155,000, respectively, for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For the three and nine month periods ended December 31, 2003, we recorded income tax provisions of $41,000 and $41,000, respectively.

We have provided a valuation allowance against our total deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of our loss carry forwards. Although we have experienced quarterly taxable income beginning with the second quarter of fiscal 2004, we have a longer history of losses, and the industry in which we operate is highly cyclical, and so there are uncertainties as to our future profitability. If we continue to produce taxable income in future periods, we may reverse a portion of our valuation allowance. This may produce income rather than expense from income taxes on our financial statements in the period in which we reverse a portion of our valuation allowance. We will continue to evaluate our ability to realize the deferred tax asset.

9. Long Term Debt

In June 2002, we entered into a Loan and Security Agreement (“Agreement”) with Silicon Valley Bank that allowed us to borrow up to a total of $5.0 million under an equipment line of credit and a revolving line of credit. The amount available under the Agreement was based on the amount of eligible equipment and accounts receivable. Borrowings under the equipment line and the revolving line bore interest at an annual rate of prime plus 3.0% and prime plus 0.75%, respectively. As of March 31, 2004, the equipment line of credit rate was 7.25%. Principal, in equal installments, and interest were due monthly for the term of 36 months for all borrowings made under the equipment line. Borrowings under the revolving credit line had a term of 12 months, with principal due at maturity and interest due in monthly installments. On May 4, 2004, we used $6.6 million of the $18.0 million net proceeds from our May 3, 2004 public offering to repay our debt with Silicon Valley Bank. In the first quarter of fiscal 2005 we took a charge of $123,000 associated with the debt repayment. As of December 31, 2004 there was no balance outstanding.

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

In March 2001, we entered into an equipment financing agreement with Epic Funding Corporation which allowed us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. The total outstanding obligation as of December 31, 2004 was approximately $72,000.

During fiscal 2003, we entered into equipment capital leases in the amount of $80,000. The outstanding obligation as of December 31, 2004 was $32,000.

In September 2004 we entered into a three year software lease with Synopsys. We accounted for the agreement as a capital lease. Under the agreement, we made the first of three annual lease payments of $82,000 in October 2004. The amount capitalized is $246,000. The outstanding capital lease obligation as of December 31, 2004 was $164,000, and prepaid interest was $7,000. Interest expense on the lease during the three and nine months ended December 31, 2004 was $2,000.

As of December 31, 2004, total capital lease obligations were $196,000, due in monthly or annual installments with interest rates ranging from 5% to 12.6%.

Total fixed assets purchased under capital leases and the associated accumulated amortization were as follows (in thousands):

	December 31, 2004	March 31, 2004
Capitalized cost	$326	$80
Accumulated amortization	(70)	(33)

Net book value	$256	$47

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “depreciation and amortization” on our condensed statements of cash flows.

10. Short Term Investments

Cash and cash equivalents represent cash and money market funds.

Short term investments represent investments in debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 90 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in Other Expense, Net. The cost of securities sold is based on the specific identification method.

Short term investments were as follows (in thousands):

	December 31, 2004	March 31, 2004
Commercial paper	$15,513	$—
U.S. Agency notes	9,922	—

	25,435	—

During the three and nine month periods ended December 31, 2004, net unrealized holding gains of $1,000 and $0, respectively, were included in accumulated other comprehensive income. There were no gains or losses reclassified out of accumulated other comprehensive income (loss) into earnings for the period. During the three and nine month periods ended December 31, 2003, we did not have short term investments and so there were no unrealized holding gains or losses for those periods.

11. Recent Accounting Pronouncements

In November 2004, the FASB’s Emerging Issues Task Force ratified EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF provides guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The Company will adopt the requirements of EITF No. 03-13 on January 1, 2005. The adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. Statement 151 clarifies abnormal amounts of idle facility expense, freight, handling costs, and wasted material be accounted for as current period expense. Statement 151 is effective for fiscal years beginning after June 15, 2005. We do not believe that our adoption of SFAS 151 on April 1, 2006 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”. Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. The Company plans to adopt SFAS 123R during the three months ended September 30, 2005 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable starting July 1, 2005. We are currently evaluating the impact of SFAS 123R.

12. Significant Customers

During the nine months ended December 31, 2004, we had four customers that each comprised 10% or more of our net sales. Of the four, two were direct customers that comprised 22% and 15% of our net sales, and two were distributors that comprised 15% and 10% of our net sales. These customers together comprised 62% of our net sales.

During the nine months ended December 31, 2003, we had three customers that each comprised 10% or more of our net sales. Of the three, two were direct customers that comprised 18% and 15% of our net sales, and the remaining customer was a distributor that comprised 14% of our net sales. These customers together comprised 47% of our net sales.

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

Also during the three and nine month periods ended December 31, 2004, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
Shares issued	63,022	169,878
Total proceeds, in thousands	$350	$996

14. Restructuring

On October 19, 2004, our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The action was the result of our strategic plan to focus our product development and sales and marketing efforts on selected markets, actively manage our product life cycles and outsource our manufacturing operations. The Tempe wafer fabrication facility is the final internal manufacturing operation to be closed. The plan identifies employees to be terminated, impaired assets consisting of real estate and manufacturing equipment, and other shutdown costs.

Employee terminations are as follows:

	Total Plan	Less: Employees Terminated During the Three Months Ended December 31, 2004	Employees to Be Terminated After December 31, 2004
Employees affected by the shutdown	41	18	23

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. A summary of the costs to shut down the Tempe facility is as follows (in thousands):

	Total Expected Restructuring Cost			Accrued Restructuring Liability During the Three Months Ended December 31, 2004
	Minimum Anticipated	Maximum Anticipated	Restructuring Expense During the Quarter Ended December 31, 2004	Expense Accrued	Less: Costs Incurred	Accrued Restucturing Liability at December 31, 2004
Employee severance	$301	$301	$301	$301	$(17)	$284
Write-down of fixed assets	642	1,142	642	—	—	—
Other exit costs	557	557	112	112	(60)	52

Total restructuring expense	$1,500	$2,000	$1,055	$413	$(77)	$336

The range of estimates for the write down of fixed assets relates to the net sales proceeds we realize on the sale of the assets. If actual sales proceeds are less than we anticipate, the write-down expense would increase.

We have classified our Tempe real estate and manufacturing equipment as held for sale as of December 31, 2004. After we recorded the $642,000 write-down as described above, the carrying value of the assets was as follows (in thousands):

Land and building	$1,705
Manufacturing equipment	780

$2,485

After considering the cash we expect to receive from the sale of assets, we anticipate that the shutdown will result in a net cash inflow of $1.1 million to $1.6 million. If actual sales proceeds are less than we anticipate, the net cash inflow would decrease.

15. Contingencies

Environmental

During the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples, and we were required by the California State Department of Toxic Substances Control (“DTSC”) to enter into a corrective action consent agreement on February 26, 2004. Under this agreement, we agreed to conduct a further investigation of soil and groundwater conditions at the site, involving the collection of numerous additional samples and analysis for a broad range of chemicals under a Preliminary Endangerment Assessment (“PEA”) work plan approved by the DTSC. As a result of this sampling and analysis, it was determined that there was a relatively small area of shallow soil that contained elevated levels of chromium and nickel in the vicinity of a chemical storage area adjacent to the main facility. With DTSC approval we removed the soil in the area, using an approved environmental contractor and submitted our completed PEA report on December 2, 2004. The DTSC by letter dated February 3, 2005, accepted the analysis and conclusions we reached in the PEA report and determined that the site does not pose significant threat to public health and the environment. As a result, the DTSC has determined that we satisfactorily completed the requirements of our consent agreement. We have recognized $139,000 of expense, of which we have paid $86,000 and have a remaining accrued liability of $53,000 that is included in the line item titled “Accrued Liabilities” on our balance sheet. The building owner has a pending purchaser for the facility and our clean-up has resulted in delays in obtaining environmental clearance, which in turn has delayed the owner’s pending sale. The owner and buyer are reviewing the DTSC letter, and the owner may attempt to hold us liable for any adverse impact our delay in obtaining environmental clearance may have on the owner’s pending sale.

Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. While we have no reason to believe that our operations at the facility have contributed to this regional contamination, we can give no such assurance. In connection with our pending closure of this facility, we are conducting environmental studies at the site. Although we know of no issues, if these studies identify contamination, we may be required to remediate.

16. Restatement

During the last several months we identified certain costs from vendors that had been recognized in the incorrect quarters. Accordingly, we adjusted our financial results for the six most recent quarters to correct these timing inaccuracies. The largest change to our reported net income in any one quarter was $63,000. The changes in our reported diluted earnings per share are a one cent reduction for the second quarter of fiscal 2004, the first quarter of fiscal 2005, the interim periods in fiscal 2004 and fiscal 2004. We are completing the implementation of Oracle ERP software which is designed to assist in the appropriate recording of future vendor expenses.

The restatement adjustments had the following effects on our statements of operations (in thousands, except for per share amounts):

	THREE MONTHS ENDED						FISCAL 2004			FISCAL 2005
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	Six Months Ended September 30, 2003	Nine Months Ended December 31, 2003	Year Ended March 31, 2004	Six Months Ended September 30, 2004
Cost of sales
As originally reported	$9,156	$9,986	$9,766	$9,280	$9,906	$10,273	$19,142	$28,908	$38,188	$20,179
Restated	9,218	10,065	9,789	9,301	9,934	10,179	19,283	29,072	38,373	20,113

Increase (decrease)	62	79	23	21	28	(94)	141	164	185	(66)

Research and development
As originally reported	1,052	991	1,220	1,291	1,206	1,207	2,043	3,263	4,554	2,413
Restated	1,052	987	1,219	1,296	1,206	1,250	2,039	3,258	4,554	2,456

Increase (decrease)	—	(4)	(1)	5	—	43	(4)	(5)	—	43

Selling, general and administrative
As originally reported	2,678	2,990	3,195	3,121	3,226	3,254	5,668	8,863	11,984	6,480
Restated	2,678	2,978	3,190	3,138	3,225	3,256	5,656	8,846	11,984	6,481

Increase (decrease)	—	(12)	(5)	17	(1)	2	(12)	(17)	—	1

Income taxes
As originally reported	—	—	41	(41)	61	67	—	41	—	128
Restated	—	—	41	(41)	60	68	—	41	—	128

Increase (decrease)	—	—	—	—	(1)	1	—	—	—	—

Net income (loss)
As originally reported	(1,220)	682	2,525	1,770	1,958	2,183	(538)	1,987	3,757	4,141
Restated	(1,282)	619	2,508	1,727	1,932	2,231	(663)	1,845	3,572	4,163

Increase (decrease)	(62)	(63)	(17)	(43)	(26)	48	(125)	(142)	(185)	22

Net income (loss) per share–basic
As originally reported	(0.08)	0.04	0.13	0.09	0.09	0.10	(0.03)	0.11	0.21	0.20
Restated	(0.08)	0.04	0.13	0.09	0.09	0.10	(0.04)	0.11	0.20	0.20

Increase (decrease)	—	—	—	—	—	—	(0.01)	—	(0.01)	—

Net income (loss) per share–diluted
As originally reported	(0.08)	0.04	0.12	0.08	0.09	0.10	(0.03)	0.11	0.20	0.18
Restated	(0.08)	0.03	0.12	0.08	0.08	0.10	(0.04)	0.10	0.19	0.18

Increase (decrease)	—	(0.01)	—	—	(0.01)	—	(0.01)	(0.01)	(0.01)	—

The restatement adjustments had the following effects on our balance sheets (in thousands):

	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Inventories
As originally reported	$3,434	$4,361	$5,407	$6,521	$6,883	$7,570
Restated	3,504	4,371	5,420	6,543	6,903	7,686

Increase (decrease)	70	10	13	22	20	116

Accounts payable
As originally reported	3,801	4,026	5,249	4,498	6,600	4,727
Restated	3,933	4,181	5,465	4,705	6,833	5,003

Increase (decrease)	132	155	216	207	233	276

Accrued liabilities
As originally reported	2,771	3,554	3,770	4,560	2,451	2,495
Restated	2,771	3,534	3,709	4,560	2,449	2,498

Increase (decrease)	—	(20)	(61)	—	(2)	3

Accumulated deficit
As originally reported	(67,665)	(66,983)	(64,458)	(62,688)	(60,730)	(58,547)
Restated	(67,727)	(67,108)	(64,600)	(62,873)	(60,941)	(58,710)

Increase (decrease)	(62)	(125)	(142)	(185)	(211)	(163)

17.	Subsequent Events

None.

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

Forward Looking Statements

This discussion and report contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward looking statements. Examples of the kinds of forward looking statements in this report include statements regarding the following: (1) our expectation as to future levels of gross margin; (2) our expectation that non-core sales will decline during our fourth quarter of fiscal 2005 and be immaterial during fiscal 2006 in part as our Medical sales decline substantially in the fourth quarter of fiscal 2005 as we exit the Medical business; (3) our expectation as to future levels of research and development expenses and selling, general and administrative expenses; (4) our expectations about our fiscal 2005 income tax rate and days sales outstanding; (5) the financial statement and cash flow implications of our recent closure of our Tempe facility; (6) our estimated future costs to remediate environmental issues at our former facilities on Topaz Avenue in Milpitas, California and in Tempe, Arizona; (7) our plan to adopt SFAS 123R in our quarter ended September 30, 2005; and (8) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months after considering the anticipated costs of closing our manufacturing operation in Tempe, Arizona. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements. These risks and uncertainties include, but are not limited to, our expectation that customers will not change their minds and order end of life products remaining in our inventory but which we have already written off; whether we will decide to invest more or less in research and development or sales and marketing due to market conditions, technology discoveries, or other circumstances; whether we will incur unexpected expenses related to our internal controls as a result of our Sarbanes-Oxley Section 404 audit; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we receive any unexpected orders for our Medical products, whether we are able to realize what we expect for the Tempe property and equipment, and whether we encounter any unexpected environmental clean-up issues with our Tempe facility; whether we discover any further contamination at our Topaz Avenue Milpitas facility or delays which affect our former landlord’s pending sale of the building; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors and Other Factors That Could Affect Future Results” at the end of this discussion in this under Item 2. Except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

Overview

We design and sell application specific analog semiconductor products primarily for high volume applications in the Mobile, Computing and Digital Consumer markets. We are a leading supplier of application specific integrated passive (ASIP™) devices that provide electromagnetic interference filtering, electrostatic discharge protection and termination for high speed signals. We also offer a limited portfolio of active analog devices including power management and interface devices. Our ASIP devices, built using our proprietary silicon process technology, provide the function of multiple passive components in a single chip solution for densely populated, high performance electronic systems. Our ASIP devices are significantly smaller, offer increased performance and reliability, and cost our customers less, taking into account all of the costs of implementation, than traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality. With our active analog device portfolio, we seek opportunities to design standard products that are differentiated from competitive alternatives by being optimized for specific applications. Our active analog device solutions use industry standard Complementary Metal Oxide Semiconductor (CMOS) manufacturing processes for cost effectiveness.

During the past three years, we have streamlined our operations and become fabless for the semiconductor products that we supply to our customers in these three core markets, using independent providers of wafer fabrication services. In October 2004, we decided to close our Tempe wafer fabrication facility due to lower customer demand for our Medical products. The closure of our Tempe facility in December 2004 and the closure of our Medical inspection operations in Milpitas during the quarter ending March 2005 will complete the elimination of all of our internal manufacturing operations. See Note 14 of Notes to Condensed Financial Statements.

During the past several years, we have also focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 200 while at the same time increasing our unit shipments from less than 25 million in the quarter ended March 31, 2001 to approximately 147 million in the quarter ended December 31, 2004.

End customers for our semiconductor products are original equipment manufacturers including Dell, Hewlett-Packard, Kyocera Wireless, LG Electronics, Motorola, Samsung and Sony. We sell to some of these end customers through original design manufacturers, including Arima, BenQ, Compal, Pantech and Quanta, and contract electronics manufacturers, including Foxconn and Solectron. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our products.

We operate in one operating segment and most of our assets are located in the United States. Our assets located outside the United States are comprised primarily of inventory and manufacturing equipment.

Results of Operations

Net sales. Net sales for the three month period ended December 31, 2004 were $17.8 million, a 5% increase from the three month period ended December 31, 2003. Net sales for the nine month period ended December 31, 2004 were $51.4 million, a 17% increase from the nine month period ended December 31, 2003. Sales for our core business, comprised of Mobile, Computing and Digital Consumer products, increased to $15.4 million from $10.9 million in the similar quarter in 2003 for a growth of 41%. The growth in our core business more than offset the decline in our non-core business, which is comprised of Medical and Other products. Non-core sales declined to $2.4 million in the quarter ended December 31, 2004 from $6.1 million in the quarter ended December 31, 2003. Similarly, for the nine month period, core sales increased to $40.8 million from $27.4 million for a growth of 49% which was partially offset by a decline in our non-core sales to $10.6 million from $16.3 million. We expect our non-core sales to decline in the next quarter and to be immaterial in the next fiscal year.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in millions)	2004	2003	2004	2003
Mobile	$11.5	$6.2	$29.6	$14.7
Computing and Digital Consumer	3.9	4.7	11.2	12.7
Medical	2.1	3.1	7.5	7.8
Other products*	0.3	3.0	3.1	8.5

	$17.8	$17.0	$51.4	$43.7

*	Other products include lighting, communications, legacy and mature products.

Our growth in Mobile sales has been primarily due to increasing our penetration of existing customers in the Mobile phone handset market, although we continue to increase our overall customer base as well. In addition to top tier manufacturers, we also sell our products to a large number of other handset manufacturers. Our increased Mobile sales were the result of substantially higher unit volumes, partially offset by lower prices and were comprised of existing and new products. For the three month period ended December 31, 2004, the average selling price of our Mobile shipments declined by 18% in comparison to the year earlier period, due to product mix and price declines.

Computing and Digital Consumer sales were lower due to a decline in sales of our older products and price erosion in our Computing products. For the three months ended December 31, 2004, our Computing and Digital Consumer average selling prices were 2% lower than during the year earlier period due to product mix and price declines.

In our Medical business, the decline in revenue for the three month period is the result of lower orders from Guidant Corporation. For the nine month period, the decrease is the result of lower orders from Guidant, offset by improved pricing from Guidant starting in July 2003. We recently closed our Tempe manufacturing operation and no longer have the capability to manufacture our Medical products. We expect our Medical product sales during our fourth fiscal 2005 quarter to decline substantially as we fulfill the remaining orders using wafers processed before the closure of our Tempe facility. See Note 14 of Notes to Condensed Financial Statements.

Our sales of Other products declined during the three and nine month periods ended December 31, 2004 compared to 2003. For the three month period, the decline was due to lower end of life sales for our legacy and communications products. For the nine month period the decline was due to lower end of life sales for our legacy and communications products, and lower sales of our lighting products. We completed shipment of most end of life product orders during the fiscal year ended March 31, 2004 and recognized substantially lower sales of these products during the three and nine month periods ended December 31, 2004.

Units shipped during the three and nine month periods ended December 31, 2004 increased to approximately 147 million and 356 million units, up from approximately 97 million and 224 million units for the three and nine month periods ended December 31, 2003.

Our increased net sales resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products, and to a lesser extent, from price increases effective in July 2003 on our Medical products.

Overall, the average selling price of our shipments decreased by approximately 38% during the three month period ended December 31, 2004 compared to the three month period ended December 31, 2003. This decrease was primarily the result of the continued shift toward our high volume and lower priced Mobile products, and lower average selling prices for individual Mobile products. Mobile products comprised 64% of dollar shipments during the three month period ended December 31, 2004, compared to 36% of dollar shipments during the year earlier period.

During the nine months ended December 31, 2004, we had four customers that each comprised 10% or more of our net sales. Of the four, two were direct customers that comprised 22% and 15% of our net sales, and two were distributors that comprised 15% and 10% of our net sales. These customers together comprised 62% of our net sales.

During the nine months ended December 31, 2003, we had three customers that each comprised 10% or more of our net sales. Of the three, two were direct customers that comprised 18% and 15% of our net sales, and the remaining customer was a distributor that comprised 14% of our net sales. These customers together comprised 47% of our net sales.

Cost of Sales, Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and operating expenses, both in dollars and as a percentage of net sales, for the three and nine month periods ended December 31, 2004 and 2003 (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2004		2003		2004		2003
			Restated				Restated
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$17,840	100%	$16,957	100%	$51,372	100%	$43,723	100%
Cost of sales	11,342	64%	9,789	58%	31,455	61%	29,072	66%

Gross margin	6,498	36%	7,168	42%	19,917	39%	14,651	34%

Research and development	1,192	7%	1,219	7%	3,648	7%	3,258	7%
Selling, general and administrative	3,484	20%	3,190	19%	9,965	19%	8,846	20%
Restructuring	1,055	6%	—	0%	1,055	2%	—	0%
Other (income) expense, net	(130)	-1%	210	1%	61	0%	661	2%

Income before income taxes	897	5%	2,549	15%	5,188	10%	1,886	4%
Income taxes	27	0%	41	0%	155	0%	41	0%

Net income	$870	5%	$2,508	15%	$5,033	10%	$1,845	4%

Gross Margin. Gross margin is comprised of net sales less cost of sales. For the quarter ended December 31, 2004, gross margin was $6.5 million, a decrease of $670,000 from the prior year period’s $7.2 million. Gross margin as a percent of sales was 36% for the quarter ended December 31, 2004 compared to 42% for the similar quarter in 2003. The decline in gross margin percent is primarily due to the decline in the relative proportion of non-core products in sales to core sales and the unusually high gross margin percent for non-core products in the 2003 quarter which more than offset improvement in core gross margin percent. Non-core margin percent in the 2003 quarter was unusually high due to the shipment of a large number of end of life orders and strong demand for Medical products. Gross margin in our core business has improved due to lower reserve requirements and increased volume. For the nine month periods ended December 31, 2004 and 2003, gross margin as a percent of sales increased to 39% from 34%. The increase in gross margin percent was primarily due to improvements in our core gross margin percent and to a lesser extent an improvement in the non-core gross margin percent. The latter was primarily due to improved pricing for Medical products for the full period versus a portion of the period during 2003.

In the next several periods, we expect our gross margin to be in a range of approximately 35% to 40% of net sales, subject to substantial quarterly variation due to changes in volume, pricing, product mix, manufacturing costs and manufacturing yields.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees and prototypes, masks and other expenses for the development of new products, process technology and packages. The changes in research and development expenses for the three and nine month periods ended December 31, 2004 compared to the same period in 2003 were as follows:

Expense increase (decrease) compared to prior year periods (in thousands):
	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
Increase in salaries and benefits due to increased staffing	$44	$80
Decrease in bonus expense	(217)	(135)
Increase in engineering supplies	93	177
Increase in depreciation and amortization	56	96
(Decrease) increase in other expenses	(3)	172

	$(27)	$390

The increases in salaries and benefits and engineering supplies were the result of an increase in our new product development effort. The decrease in bonus expense relates to the relative change in company performance compared to the target in each year’s plan. The increase in depreciation and amortization is due primarily to purchases of design software and test equipment. In the future we expect to incur increased research and development expenses representing 8% to 9% of sales. However, if our sales were to decline in future periods, research and development could represent more than 9% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing and promotional expenses, and legal and other professional fees. The increases in selling, general, and administrative expenses for the three and nine month periods ended December 31, 2004 compared to the same period in 2003 were due to the following:

Expense increase compared to prior year periods (in thousands):
	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
Increase in salaries and benefits due to increased staffing	$211	$654
Decrease in bonus expense	(622)	(526)
Increase in outside services, mainly for Sarbanes-Oxley 404 preparation and audit fees	424	435
Increase in product samples given to customers	35	268
Increase in sales commissions and travel	121	137
Increase in other	125	151

	$294	$1,119

The increase in salaries and benefits was due to our hiring additional staff in sales and information technology. The decrease in bonus expense relates to the relative change in company performance compared to the performance target in each year’s plan. The increase in outside services was due mainly to the costs of preparing for our compliance with Section 404 of the Sarbanes-Oxley Act and audit expenses. The increases in product samples, sales commissions and travel relate both to increased sales and increased sales promotion activity. We expect a future reduction in selling, general and administrative expenses both on an absolute basis and as a percentage of sales, particularly as we complete our preparation to comply with Section 404 of the Sarbanes-Oxley Act; however, if our sales were to decline in future periods, these expenses could increase as a percentage of sales.

Restructuring. On October 19, 2004 our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The plan identified employees to be terminated, impaired assets and other shutdown costs. The shutdown is a consequence of our 2002 strategic plan to focus our product development and sales and marketing efforts on selected markets, actively manage our product life cycles and outsource our manufacturing operations. The Tempe wafer fabrication facility is the final internal manufacturing operation to be closed.

During the three months ended December 31, 2004 we incurred approximately $1.1 million of restructuring costs in connection with the Tempe shutdown, and we expect to incur $445,000 to $945,000 of additional restructuring costs during the remainder of the shutdown. At December 31, 2004, we recognized an accrued restructuring liability of $336,000 on our balance sheet. We are in the process of selling the Tempe site and its equipment to various parties and expect to realize net proceeds of $2.0 million to $2.5 million. After considering the proceeds from asset sales, we expect the shutdown to result in a net cash inflow of $1.1 million to $1.6 million.

Income Taxes. For the three and nine month periods ended December 31, 2004 we recorded income tax provisions of $27,000 and $155,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2005 we currently expect our effective income tax rate to be 3% of profit before taxes. For the three and nine month periods ended December 31, 2003 there was a $41,000 income tax provision.

Net Income. For the reasons explained above, we realized net income of approximately $870,000 million and $2.5 million for the three month periods ended December 31, 2004 and 2003, respectively, and net income of $5.0 million and $1.8 million for the nine month periods ended December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements

In November 2004, the FASB’s Emerging Issues Task Force ratified EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF provides guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The Company will adopt the requirements of EITF No. 03-13 on January 1, 2005. The adoption is not expected to have a material effect on our financial position, results of operations or cash flows.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. Statement 151 clarifies abnormal amounts of idle facility expense, freight, handling costs, and wasted material be accounted for as current period expense. Statement 151 is effective for fiscal years beginning after June 15, 2005. We do not believe that our adoption of SFAS 151 on April 1, 2006 will have a material effect on our financial position, results of operations or cash flows.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Under this new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense over the service period. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows for several alternative transition methods. The Company plans to adopt SFAS 123R during the three months ended September 30, 2005 on a prospective basis, which will require recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. We are currently evaluating the impact of SFAS 123R.

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

With respect to revenue recognition, we make estimates in relation to sales returns and allowances and to bad debt. To estimate sales returns and allowances, we analyze recent sales returns trends and open return material authorizations to evaluate the likelihood of future returns. Also, we consult with our sales, marketing and quality management personnel to identify any specific issues that may require a sales returns and allowances reserve provision. To estimate bad debt, we analyze our current aged accounts receivable to evaluate the likelihood of our not being able to collect payment from customers whose payments are overdue. Our policy is to partially or fully reserve receivables that are 90 days old or more, while at the same time continuing efforts to collect payment from the customer. We also maintain a general bad debt reserve to provide for collection risks involving customers with whom we do less business and as a consequence have less experience in evaluating their credit risk. We write off invoices against the allowance for bad debt when we determine that despite our efforts, we will not be able to collect payment from the customer.

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

With respect to the impairment of long lived assets, we evaluate two separate measures of fair value to assess whether their carrying value is appropriate. First, we forecast future cash flows to determine whether we believe that our future cash flows will be sufficient to recover the carrying value of those assets. Second, in cases where we have identified surplus assets that we have removed from service and are making available for sale, we estimate the net proceeds that we expect to realize upon sale. If expected net proceeds are less than the current net book value for a particular asset, we write down the value of the asset to the expected net sales proceeds. If we have strong evidence that we will be unable to sell the asset, we fully write off the value of the asset and take a charge in the period during which we have performed the assessment.

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

With respect to environmental issues, we have a financial exposure related to our former sites in Milpitas, California and Tempe, Arizona. See Note 15 of Notes to Condensed Financial Statements.

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

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short term investments as of December 31, 2004 were $33.0 million compared to $20.3 million as of March 31, 2004. Receivables increased $3.8 million to $9.9 million as of December 31, 2004 compared to $6.1 million as of March 31, 2004. Receivables days sales outstanding were 50 and 35 days as of December 31, 2004 and March 31, 2004, respectively, with the increase due to an increase in sales to customers whose payment terms are 45 days and our having shipped a higher percentage of our revenues late in the three month period ended December 31, 2004 compared to the three month period ended March 31, 2004. We expect days sales outstanding to range from 45 to 55 days in the future, depending on the linearity of our shipments. Our net inventory increased by approximately $1.8 million to $8.4 million as of December 31, 2004, as compared to $6.5 million as of March 31, 2004. At December 31, 2004, we had 2.2 months of inventory compared to 2.3 at March 31, 2004. Accounts payable and other accrued liabilities decreased by $342,000 during the nine month period ending December 31, 2004 to a balance of $8.9 million, due to payment of accrued employee bonuses, offset by increases in purchases of product inventories and the accrual of restructuring costs.

Operating activities provided $876,000 of cash during the nine month period ended December 31, 2004, compared to $4.7 million for the nine month period ended December 31, 2003. The decrease was primarily due to a reduction in accounts payable and other current liabilities and an increase in accounts receivable, offset by a $3.2 million increase in net income and a smaller increase in inventory during the 2004 period as compared to the 2003 period. Investing activities used $26.6 million of cash during the nine month period ended December 31, 2004, which was the result of net purchases of $25.3 million of short term investments and $1.8 million of capital expenditures.

Net cash provided by financing activities for the nine month period ended December 31, 2004 was $13.0 million and was the result of $18.0 net proceeds from our public offering of common stock, $1.1 million of proceeds from the exercise of common stock warrants and $996,000 of proceeds from sales of stock in employee stock plans, offset by $7.1 million of repayment of long term debt. The $7.1 million of debt repayment was comprised of approximately $400,000 of regularly scheduled debt payments and the early retirement of $6.6 million of debt to Silicon Valley Bank using proceeds from our May 2004 public stock offering.

The following table summarizes our contractual obligations as of December 31, 2004:

	Payments due by period (in thousands)
	1 year	2-3 years	4-5 years	More than 5 years	TOTAL
Long-term debt obligations	$72	$—	$—	$—	$72
Capital lease obligations	6	190	—	—	196
Operating lease obligations	141	291	—	—	432
Purchase obligations	1,224	177	44	—	1,445

TOTAL	$1,443	$658	$44	$—	$2,145

In the future, as described in Note 15 of Notes to Condensed Financial Statements, it is possible that our liquidity could be impacted if the time we require to resolve environmental issues arising out of the closure of our Milpitas wafer fabrication facility results in delays of a pending sale of the facility to the detriment of the owner or if an environmental issue is identified during closure of our Tempe facility.

In October 2004, we decided to close our manufacturing operation in Tempe, Arizona as a result of insufficient demand for our Medical products from a key customer. As a result, we expect to use approximately $800,000 of cash related to terminating employees and preparing the Tempe facility for sale, the majority of which we expect to use during the three month period ended March 31, 2005. We are currently conducting environmental assessments of our Tempe site. Preliminary information has not identified exposures but we cannot fully assess the risks until the studies are completed. After the sale of the Tempe real estate and other assets we expect the full exit and closure activity to be cash positive by approximately $1.1 million to $1.6 million

We currently anticipate that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for the next twelve months. However, we may need to raise additional funds through public or private equity or debt financing in order to expand our operations to the level we desire. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

RISK FACTORS AND OTHER FACTORS THAT COULD AFFECT FUTURE RESULTS

Our operating results may fluctuate significantly because of a number of factors, many of which are beyond our control and are difficult to predict. These fluctuations may cause our stock price to decline.

Our operating results may fluctuate significantly for a variety of reasons, including some of those described in the risk factors below, many of which are difficult to control or predict. While we believe that quarter to quarter and year to year comparisons of our revenue and operating results are not necessarily meaningful or accurate indicators of future performance, our stock price historically has been susceptible to large swings in response to short term fluctuations in our operating results. Should our future operating results fall below our guidance or the expectations of securities analysts or investors, the likelihood of which is increased by the fluctuations in our operating results, the market price of our common stock may decline.

We incurred quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003, and we may be unable to sustain profitability, especially in light of our exit of the Medical business.

Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring an average loss of $3.8 million per quarter and doubling our accumulated deficit from $31.3 million to $67.7 million. Many factors will affect our ability to sustain profitability including the health of the Mobile, Computing and Digital Consumer markets on which we focus, continued demand for our products by our key customers, lack of price erosion, availability of capacity from our manufacturing subcontractors, continued product innovation and design wins, and our continued ability to manage our operating expenses. We expect revenue to decline during the March 2005 quarter due to lower sales of our Medical products, which we are discontinuing. Our Medical products have provided 12% to 21% of our revenues over the past several quarters, and in the near future our fixed costs will be spread over less revenue, resulting in lower gross margin amounts unless our core revenue grows to fill the void. In addition, our Medical products have recently had gross margins above our company gross margins, so that their loss will reduce gross margin more than a reduction in core market revenue would have. Therefore, in order to sustain profitability in the long term, we will need to grow our business in our core markets. The closure of our Tempe facility resulted in restructuring costs of approximately $1.1 million during the three months ended December 2004, and we expect to incur $500,000 to $1.0 million of additional restructuring costs during the remainder of the shutdown, which is expected to be completed during calendar 2005. Furthermore, we will have increased SG&A costs in the short term as we complete our initial Sarbanes-Oxley 404 work. Therefore, the likelihood of our incurring losses in the near term is significantly increased. Finally, the semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

Our revenues could fall below cash breakeven causing us to cut our expenses which could result in our reducing our investment in research and development and marketing.

We have restructured our company to better focus our product line and outsource our manufacturing, to increase our revenues in key markets and reduce our fixed costs. In the three months ended December 31, 2004 our Medical products revenue was $2.1 million. We recently stopped production of our Medical products and will cease sales of those products in March 2005 (see Note 14 of Notes to Condensed Financial Statements). If sales of our core products decline, or if we are unable to replace revenues from our Medical business with revenues from our core business, then we could operate at a loss, which could force us to cut our spending on research and development and marketing to preserve cash.

In October 2004, we decided to cease selling our Medical products during the March 2005 quarter and to close our manufacturing operation in Tempe, Arizona during the December 2004 quarter. We could be unfavorably impacted if we are unable to sell the site or sell it for substantially less than we have estimated.

We expect to incur $1.6 million to $2.1 million of costs related to terminating employees, selling or abandoning equipment and maintaining the Tempe facility until we sell it. If we are unable to sell the site or sell it for substantially less than we have estimated, we will incur higher closure costs than we have estimated, which would negatively impact our results and cash position during the last quarter of fiscal 2005 and the first few quarters of fiscal 2006.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the quarter ended December 31, 2004, Motorola, a customer in the Mobile market, and Guidant, a customer in the Medical market, together represented 42% of our net sales.

Guidant determined that it would not require a sufficient level of products from us going forward for us to earn a reasonable margin on our sales of these products, and as a result, in October 2004, we will cease selling our Medical products during the March 2005 quarter. We closed our Tempe wafer fabrication facility during the December 2004 quarter. See Note 14 of Notes to Condensed Financial Statements. As described above, this could result in significantly decreased revenue unless and until the revenue from our core business grows enough to replace our Medical products revenue, of which there can be no assurance.

Also, in the quarter ended December 31, 2004, Motorola represented approximately 46% of our sales in the Mobile market. We expect to be heavily dependent upon Motorola during the next twelve months. There can be no assurance that Motorola will continue to purchase our products in the quantities forecasted, or at all.

During the quarter ended December 31, 2004, two of our distributors, Epco Technology and RDL Electronics, represented a combined 30% of our net sales. If we were to lose Epco or RDL as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have the same relationships with the current end customers to maintain our current level of net sales. Additionally the time and resources involved with the changeover and training could have potentially adverse impacts on our business.

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the Mobile, Computing and Digital Consumer markets, our revenues could stop growing and might decline.

Most of our revenues in recent periods have been derived from sales to manufacturers of Mobile, Computing and Digital Consumer, and Medical devices. We will discontinue our Medical devices in the March 2005 quarter due to our Medical customer no longer requiring enough product from us to make our Tempe operations economically viable. In order for us to be successful, we must continue to penetrate the Mobile, Computing and Digital Consumer markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets. For example, should growth not occur in the markets we have penetrated, our future revenues would be adversely impacted.

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

The markets in which we participate are intensely competitive and our products are not sold pursuant to long term contracts, enabling our customers to replace us with our larger competitors if they choose.

Our core markets are intensely competitive. Our ability to compete successfully in our core markets depends upon our being able to offer attractive high quality products to our customers that are properly priced and dependably supplied. Our customer relationships do not generally involve long term binding commitments making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depend upon our past performance for the customer, their perception of our ability to meet their future need, including price and delivery and the timely development of new devices, the lead time to qualify a new supplier for a particular product, and interpersonal relationships and trust.

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include ON Semiconductor, Philips Electronics, Semtech and STMicroelectronics. Our integrated passive products also compete with ceramic devices from competitors such as Innochips Technology, Murata and TDK, and discrete passives from competitors such as Murata, Samsung and Vishay. For our other semiconductor products, our competitors include Fairchild Semiconductor, Linear Technology, Maxim Integrated Products, Micrel, National Semiconductor, ON Semiconductor, RichTek, Semtech, STMicroelectronics and Texas Instruments. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could cause us to have to restate them. Such restatement could have adverse consequences on our stock price, potentially limiting our access to financial markets.

In March, 2003 and in December, 2004, we discovered deficiencies in certain of our internal control processes which caused us to have material errors in our historic financial statements, which in turn has caused us to have to restate them. We are vulnerable to difficulties as many of our recordkeeping processes were until recently manual or involved software that had not been upgraded and for which we had no adequate backup if the software had failed. In October 2004 we began to implement Oracle enterprise resource planning (“ERP”) software as part of our financial processes. During our implementation period, we are at a higher risk while we evaluate the configuration of the software, the processes implemented and the training of our personnel in the new software. Also, until eighteen months ago we experienced high turnover in our finance department, due in part to the relocation of several functions from Tempe to Milpitas and the employees performing those functions being unwilling to relocate. While preparing our financial statements for the 2003 fiscal year, both our internal staff and prior outside accountants found errors in certain primary financial processes, which they corrected during such preparation. However, these errors caused inaccuracies in the fiscal 2003 interim results for the three, six and nine month periods that required these interim period results to be restated. As a result, our prior outside accountants informed us that they had noted a combination of reportable conditions that, taken together, constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration and finance organization. We have instituted additional processes and procedures to mitigate the conditions identified and to provide reasonable assurance that our internal control objectives are met. During fiscal 2004, we recruited an almost entirely new finance department. We have instituted backup procedures for our manual processes as we automate them, although some key controls remain manual and are consequently inefficient. Although we have devoted substantial effort and resources to improving our internal controls, in the past several months, in part while implementing our ERP software, we identified certain costs from vendors that had been recognized in the incorrect quarter. Accordingly, we have restated our financial results for the six most recent quarters to correct these timing inaccuracies. The largest change to our reported net income in any one quarter was $63,000. We are completing the implementation of Oracle ERP software which will assist in the appropriate recording of future vendor expenses. While we expect that the design and operation of our new Oracle ERP system will help us improve our internal control over our business and financial processes, there can be no assurance that we will nonetheless not have an error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Our internal control documentation preparation and its evaluation and testing to comply with Section 404 have been delayed due to implementation problems associated with our new Oracle ERP software and staffing changes with a vendor that we retained to help us in our preparation. If we and our auditors are unable to adequately test our internal controls, or if during this process we identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting which we are unable to remediate prior to March 31, 2005, we may be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of March 31, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, with the delays that we have experienced in the implementation of the Oracle ERP software and our Section 404 preparation we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with these new requirements. In this regard, if we are unable to provide our results and assessments to our auditors on a timely basis, our auditors may not have sufficient staff necessary to complete their work and issue their attestation report by the required date. If we are not able to complete our assessment in a timely manner, we and our auditors may be unable to conclude in our Annual Report on Form 10-K that our internal control over financial reporting is effective as of March 31, 2005.

In October 2004 we started to use an Oracle ERP system. Should we encounter significant difficulties with the software or with our revised business processes, our or our independent accountants’ assessment of our internal control over financial reporting at March 31, 2005, that will appear in our Annual Report on Form 10-K may indicate significant deficiencies or a material weakness in such internal control. Our outside accountants would have to consider any such material weakness in determining whether they would be able to issue an audit report with an unqualified opinion. The lack of such an opinion could erode investor confidence and have an adverse effect on our stock price

In October 2004 we began live use of portions of our new ERP software. Installing this software has been a complex task, requiring large amounts of time and effort from our employees, consultants, and management. During the implementation we have experienced several delays and difficulties. Difficulties with our receiving and invoice matching processes have caused us to have to continue performing manual steps in order to record invoices from some of our major contract manufacturers until these difficulties are resolved. Should we encounter difficulties with these or other features or with our revised business processes, we may not have time to fully test our ERP software prior to March 31, 2005. As a result, we would have to rely on manual checks and balances for inventory costing to avoid errors in our financial reporting of our year-end results, as we have done in the past. These checks and balances, while adequate in the past for such purposes, may lead us, or our outside accountants, to assess our internal control over financial reporting as having significant deficiencies or a material weakness. In addition, we recently discovered timing inaccuracies in the recognition of certain costs from vendors in previous quarters due to particular deficiencies in our internal controls, since identified and we believe remedied, which caused us to restate our financial results for the six most recent quarters prior to the quarter ended December 31, 2004. If we encounter other significant internal control deficiencies as well, or if we have not adequately remedied these previously identified deficiencies, it is possible that we or our independent accountants will determine that we have a material weakness in our internal controls as part of the assessment of internal control over financial reporting as of March 31, 2005 in our fiscal 2005 annual report on Form 10-K. We or our outside accountants would need to develop and utilize procedures to compensate for any material weakness that may need to be corrected before our outside accountants would be able to issue an audit report with an unqualified opinion. There can be no assurance that they will be able to do so which would have adverse consequences for investor confidence and our stock price as well as our ability to raise future financing.

Our competitors have in the past and may in the future reverse engineer our most successful products and become second sources for our customers, which could decrease our revenues and gross margins.

Our most successful products are not covered by patents and have in the past and may in the future be reverse engineered. Thus, our competitors can become second sources of these products for our customers or our customers’ competitors, which could decrease our unit sales or our ability to increase unit sales and also could lead to price competition. This price competition could result in lower prices for our products, which would also result in lower revenues and gross margins. Certain of our competitors have announced products that are pin compatible with some of our most successful products, especially in the Mobile market, where many of our largest revenue generating products have been second sourced. To the extent that the revenue secured by these competitors has exceeded the expansion in market size resulting from the availability of second sources, this has decreased the revenue potential for our products. Furthermore, should a second source attempt to increase its market share by dramatic or predatory price cuts for large revenue products, our revenues and margins could decline materially.

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

In October 2004, we decided to cease selling our Medical devices during the March 2005 quarter. Accordingly, we expect that a higher proportion of our sales will come from our international customers as we discontinue this business, which has been all U.S. based. See Note 14 of Notes to Condensed Financial Statements.

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

If our distributors experience financial difficulty and become unable to pay us or choose not to promote our products, our business could be harmed.

During the quarter ended December 31, 2004, 38% of our sales were through distributors. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we depend upon the continued viability and financial resources of these distributors, some of which are small companies with limited working capital. These distributors, in turn, depend substantially on general economic conditions and conditions within the electronics industry. We believe that our success will continue to depend upon these distributors. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our current dependence on our foundry partners and a small number of assembly and test subcontractors and our planned future dependence upon a limited number of such partners and subcontractors exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to spread our use of foundry partners and assembly and test subcontractors over more than a few partners and subcontractors as it would lead to significant increases in our costs. Currently, we have only two foundry partners and rely on a small number of assembly and test subcontractors. (In October 2004, we decided to cease selling our Medical products during our March 2005 quarter and to close our Tempe facility. See Note 14 of Notes to Condensed Financial Statements). Many of our products are sole sourced at one of our foundry partners near Shanghai, China or in Japan. Our intention is to add additional foundry partners to reduce our dependence and increase our flexibility, although no assurance can be given that we will be successful. One of our assembly steps is the “ball drop” process, which is a key step in the chip scale packaging used for the bulk of our Mobile products. We currently use two third party vendors for ball drop. There are only a limited number of suppliers of this service at this time. Furthermore, for many of our products, due to their relatively low volumes, we may still choose to rely on only one supplier for wafer fabrication, assembly and test. If the operations of one or more of our suppliers should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business would be adversely impacted as we would be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient suppliers at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

We have outsourced our wafer fabrication, other than for our Medical products, and assembly and test operations and are seeking additional foundry, assembly and test partners. We may encounter difficulties in expanding our outsourcing of capacity.

We have adopted a fabless manufacturing model that involves the use of foundry partners and assembly and test subcontractors to provide our production capacity. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed cost issues when volume is light, provide us with capacity in case of short term demand increases and provide us with access to newer production facilities and equipment. During the past two years we have outsourced our wafer manufacturing and assembly and test operations overseas in Asia and now we are seeking additional foundry and assembly and test capacity to provide for growth and second sources. As we add foundry capacity, we may encounter difficulties in outsourcing as the third party contract manufacturers must learn how to run our processes in their facilities. As a result, we may experience unexpected delays, technical issues or quality problems as we outsource our manufacturing to facilities that have never run our processes. If we experience manufacturing difficulties, we may not have sufficient product to fully meet the demand of our customers.

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

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering center is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true in the analog area where competition is fierce for qualified experienced design engineers. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

Due to the volatility of demand for our products, our inventory may from time to time be in excess of our needs, which could cause write-downs of our inventory or of inventory held by our distributors.

Generally our products are sold pursuant to short term releases of customer purchase orders and some orders must be filled on an expedited basis. Our backlog is subject to revisions and cancellations and anticipated demand is constantly changing. Because of the short life cycles involved with our customers’ products, the order pattern from individual customers can be erratic, with inventory accumulation and liquidation during phases of the life cycle for our customers’ products. We face the risk of inventory write-offs if we manufacture products in advance of orders. However, if we do not make products in advance of orders, we may be unable to fulfill some or all of the demand to the detriment of our customer relationships because we have insufficient inventory on hand and at our distributors to fill unexpected orders and because the time required to make the product may be longer than the time that certain customers will wait for the product.

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

The majority of our operating expenses are labor related and therefore cannot be reduced quickly without impairing our ability to effectively conduct business. Much of the remainder of our operating costs such as rent is relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following and other reasons:

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

We have in the past supplied products predominantly to Guidant and also to Medtronic for use in implantable defibrillators and pacemakers, which help sustain human life. Should our products cause failure in their products, we may be sued and have liability, although under federal law Guidant and Medtronic would be required to defend and take responsibility in such instances until their liability was established, in which case we could be liable for that part of those damages caused by our willful misconduct and, in the case of Medtronic, our negligence. (We will no longer sell medical devices after March 2005. See Note 14 of Notes to Condensed Financial Statements.)

Our failure to comply with environmental regulations could result in substantial liability to us.

We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with applicable requirements, we could be subject to substantial liability for cleanup efforts, property damage, personal injury and fines or suspension or cessation of our operations. In these regards, during the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples, and we were required by the State Department of Toxic Substances Control (“DTSC”) to conduct a further investigation of soil and groundwater conditions at the site, involving the collection of numerous additional samples and analysis for a broad range of chemicals under a Preliminary Endangerment Assessment (“PEA”) work plan approved by the DTSC. As a result of this sampling and analysis, it was determined that there is a relatively small area of shallow soil that contains elevated levels of chromium and nickel in the vicinity of a chemical storage area adjacent to the main facility. With DTSC approval we removed the soil in the area, using an approved environmental contractor and submitted our completed PEA report on December, 2, 2004. The DTSC by letter dated February 3, 2005, accepted the analysis and conclusions we reached in the PEA report and determined that the site does not pose significant threat to public health and the environment. The building owner has a pending purchaser for the facility and our clean-up has resulted in delays in obtaining environmental clearance, which in turn has delayed the owner’s pending sale. The owner and buyer are reviewing the DTSC letter, and the owner may attempt to hold us liable for any adverse impact our delay in obtaining environmental clearance had on the owner’s pending sale. Furthermore, if other contaminants should later be found at the site, the DTSC or owner could attempt to hold us responsible. Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. While we have no reason to believe that our operations at the facility have contributed to this regional contamination, we can give no such assurance. In connection with our pending closure of this facility, we are conducting environmental studies at the site. Although we know of no issues, if these studies identify contamination, we may be required to remediate.

Earthquakes, other natural disasters and shortages may damage our business.

Our California facilities and some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the ones that occurred in Taiwan in September 1999 and in Japan in October 2004, could disrupt the operations of those suppliers, limit the supply of our products and harm our business. The October 2004 earthquake in Japan temporarily shut down until some time later in 2005, operations at one of the wafer fabrication facilities at which our products are produced; however, we currently expect to be able to support our product shipments from our two other production fabrication facilities while the affected facility is out of operation. Power shortages have occurred in California in the past. We cannot assure that if power interruptions or shortages occur in the future, they will not adversely affect our business.

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

Implementation of the new FASB rules for the accounting of employee equity and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. The Financial Accounting Standards Board (“FASB”) recently announced new regulations for the accounting of employee equity. These regulations will cause us to recognize an expense associated with our employee stock options which will decrease our earnings. As a result, we will either have lower earnings or we will not use options as widely for our employees, which could impact our ability to hire and retain key employees. There may be other future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

A decline in our stock price could result in securities class action litigation against us which could divert management attention and harm our business.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2004 we held $25.4 million of investments in debt securities, but did not hold investments in equity securities. As of March 31, 2004 we did not hold investments in debt or equity securities. We have owned and may own financial instruments in the future that are sensitive to market risks and subject to fluctuations in interest rates as part of our investment portfolio. We do not own derivative financial instruments.

Our investment portfolio at December 31, 2004 included debt instruments that were United Stated agency bonds and commercial paper of less than 90 days in duration. These investments were subject to interest rate risk, and could decline in value if interest rates increase. Due to the short duration and conservative nature of these instruments, we do not believe that we had a material exposure to interest rate risk.

We have evaluated the estimated fair value of our financial instruments at December 31, 2004. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short term investments are estimated based on quoted market prices.

At December 31, 2004 we had $268,000 of long term debt obligations, which consisted of capital leases and equipment loans. As of March 31, 2004 we had $7,252,000 of long term debt obligations, which consisted of bank borrowing, capital leases and equipment loans. The table below presents principal amounts and related weighted average interest rates by year of maturity for our long term debt obligations and their fair value as of March 31, 2004. At that date, our long term debt securities were scheduled to mature from between one and a half years and five years. The fair value of our long term debt was based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At March 31, 2004:

	Periods of Maturity						Fair Value as of March 31, 2004
in thousands	2005	2006	2007	2008	Thereafter	Total
Liabilities:
Long term debt obligations	$2,568	$1,560	$1,108	$1,100	$916	$7,252	$7,255
Weighted average interest rate	7.42%	7.22%	7.27%	7.25%	7.25%	7.31%

ITEM 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q and have determined that they are reasonably effective, taking into account the totality of the circumstances. However, during the three months ended December 31, 2004, we identified certain costs from vendors that had been recognized in the incorrect quarters. Accordingly, the company is restating its financial results for the six most recent quarters to correct these timing inaccuracies. The largest change to its reported net income in any one quarter was $63,000. The changes in the company’s reported diluted earnings per share are a one cent reduction for the second quarter of fiscal 2004, the first quarter of fiscal 2005, the interim periods in fiscal 2004 and fiscal 2004. The company is completing the implementation of Oracle ERP software which will assist in the appropriate recording of future vendor expenses.

(b) Changes in Internal Control over Financial Reporting. During the three month period ended December 31, 2004, we began implementation of an Oracle ERP system which we believe provides more control over our business process than the software and manual processes it replaced, particularly in the following areas:

•	Purchasing: Prior to implementing our Oracle ERP system, we operated a manual purchasing system. Our online ERP system integrates purchasing with the other processes in the system and is designed to provide a more effective process to review and control our open purchase commitments.

•	Receiving: Prior to implementing our ERP system, goods receipts were recorded manually and associated liabilities were manually accrued. Goods received are now recorded in our ERP system and automatically trigger a liability. We also had previously relied on our contract manufacturers’ month-end statements to accrue uninvoiced receipts during our accounting close. We have now added a step to our accounting close process, whereby we review our contract manufacturers’ subsequent invoices to identify uninvoiced receipts as of the balance sheet date.

•	Inventories: Prior to implementing our ERP system, our inventory control system was a separate software system that we had to interface to our accounting system with manual processes, requiring us to perform substantial manual reconciliations between our general ledger and our subledgers. With our ERP system, except for inventory transactions related to our Medical products over the next few months and balances at our Tempe wafer manufacturing facility, which was shut down in December 2004, our purchase order receipts now result in transactions being recorded in our purchasing system, inventory control system and general ledger, and our product shipments to customers result in transactions being recorded to our inventory system, accounts receivable and general ledger. For the period from October 2004 through March 2005, inventory transactions involving Medical products and our Tempe facility continue to be recorded in our old inventory control system. On or before April 1, 2005, we expect that these Medical product transactions will be complete and all of our inventory transactions will take place in our Oracle ERP system.

During the startup of our Oracle ERP system while validating the setup of the software and our revised processes, we identified certain information processes that were not set up properly in Oracle. To compensate, we implemented certain manual controls that we will continue to use until they are no longer needed, in order to provide accurate financial reporting. We have resolved a number of the implementation issues and are continuing to work on the resolution of others. We currently expect to have these items resolved prior to March 31, 2005.

There were no significant changes in the Company’s internal control over financial reporting that occurred during our third quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our third quarter of fiscal 2005, which materially affect such control.

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

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: February 9, 2005	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)