Form 10-K
period 2005-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2005-06-14
CIK 800460

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2005

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

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $136.2 million based on the closing price for the common stock on the NASDAQ National Market on such date. As of September 30, 2004, the number of shares of the Registrant’s common stock outstanding held by non-affiliates was 17,618,354. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2005, the number of shares of the Registrant’s common stock outstanding was 21,669,692.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 25, 2005 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III.

Exhibit Index is on Page 77

Total Number of Pages is 86

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that international sales will continue to represent a majority of our sales for the foreseeable future and that we will not make additional shipments of thin film resistor networks to Guidant; (2) our expectation as to future levels of research and development expenses and selling, general and administrative expenses; (3) our June 2005 scheduled closing of the sale of our Tempe facility; (4) our belief that our existing facilities are adequate for our current and foreseeable future needs; (5) our view that we may in the future reverse some or all of the valuation allowance associated with our deferred tax asset if we are consistently profitable; (6) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (7) our expectation that we will implement a three-way match in Oracle by September 30, 2005, but will continue to use various manual checks and balances in the interim and possibly as a backup until our fiscal 2006 audit; and (8) our expectation that we will improve our quarterly gross margin during fiscal 2006, with a goal of attaining approximately 40%, and that such improvements will enable us to return to quarterly profitability. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that increased product demand combined with moderate price erosion will cause our revenues to increase, that we will achieve cost reductions at a greater rate than our selling price erodes, whether we will have large unanticipated cash requirements, that our third party vendors will be able to make products without yield issues to satisfy product demand, whether the prospective purchaser of our Tempe facility will decide not close as is permitted with no penalty under our agreement, whether we continue to encounter unanticipated delays in implementing the three-way match in Oracle, including due to cooperation or interoperability issued with our vendor’s computer systems as well as other risk factors detailed in this report, especially under the caption “Risk Factors and Other Factors That Could Affect Future Results” under Item 1, Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

CALIFORNIA MICRO DEVICES CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

PART I

ITEM 1.    Business.

We design and sell application specific analog semiconductor products for high volume applications in the mobile handset, personal computing and digital consumer electronics markets, which we describe as our core markets. We are a leading supplier of application specific integrated passive (ASIP™) devices for mobile handsets that provide electromagnetic interference (EMI) filtering and electrostatic discharge (ESD) protection and of ASIP devices for personal computers, personal computer peripherals and digital consumer electronics that provide low capacitance ESD protection. Both types of ASIP devices are used primarily to protect various interfaces, both external and internal, used in our customers’ products. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single chip solution. They occupy significantly less space, cost our customers less, taking into account the total cost of implementation, and offer increased performance and reliability compared to traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality.

We also offer selected active analog devices that complement our ASIP devices. They include integrated LED drivers and interface circuits for mobile handsets and power management devices for digital consumer electronics products. Our active analog device solutions use industry standard manufacturing processes for cost effectiveness.

Within the past four years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to less than 200 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to 129 million units in the quarter ended March 31, 2005.

End customers for our semiconductor products are original equipment manufacturers (OEMs) including Dell Inc., Hewlett-Packard Company, Kyocera Wireless Corp., LG Electronics, Motorola, Inc, Pantech Co., Ltd., Samsung Electronics Co., Ltd. and Sony Corporation. We sell to some of these end customers through original design manufacturers (ODMs), including Arima Computer Corporation, BenQ Corporation, Compal Electronics, Inc. and Quanta Computer, Inc., and contract electronics manufacturers (CEMs), including Foxconn (Hon Hai Precision Industry Co., Ltd.) and Solectron Corporation. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our products.

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

Passive devices, which include resistors, capacitors, inductors and diodes, are used in virtually all electronic products. Individually and in combination, these passive devices filter, shape, limit and terminate the electrical signals used and transmitted by active analog and digital devices including microprocessors, application specific integrated circuits and memory. Historically, passive devices have been discrete devices, with each device performing a specific function. Most electronic systems have used large numbers of these discrete passive devices.

Application Specific Integrated Passive Devices

Discrete passive devices typically consume a significant amount of the space in an electronic system, limiting the system designer’s ability to reduce product size and to incorporate additional features. For example, in a typical mobile handset, as much as two-thirds of the printed circuit board area can be consumed by discrete passive devices. As many as forty percent of these passive devices are used for the protective functions our ASIP products address. To help address this problem, many system designers are replacing multiple discrete passive devices used for protective functions with integrated passive devices that perform the same functions.

These integrated passive devices replace multiple discrete passive devices such as resistors, capacitors, inductors and diodes with a single silicon die and can reduce product size and design time, cost less to implement and increase performance and reliability. Integrated passive devices can be optimized for the requirements of a specific application. Design of such application specific integrated passive devices requires significant application expertise and system level knowledge.

Active Analog Devices

Active analog devices serve a variety of purposes in electronic systems, including display control, interface functions and power management. Display control functions served by our active analog devices include switching regulator and charge pump architectures that drive multiple white light emitting diodes (LEDs) that are used to provide backlighting for small form factor display modules typically used in mobile handsets. Analog interface devices in mobile and consumer electronic applications facilitate signal transmission between host processors and external devices and systems and include USB transceivers and keypad multiplexers. Power management solutions typically needed in computing and mobile products include voltage regulators, supply voltage supervisors, power switches and overcurrent protection devices.

Protection Requirements of High Volume Markets

The three high volume markets on which we focus are the:

•	Mobile handset market. According to iSuppli Corporation, there were 703 million mobile handsets sold globally in 2004, making mobile handsets the most widely adopted mobile devices today. By 2007, the number of mobile handsets sold globally is expected to grow to over 785 million units annually;

•	Personal computing market, which includes notebook and desktop computers and peripherals such as printers and flat panel monitors. According to iSuppli Corporation, sales in 2004 for products in this market included 186 million desktop and notebook computers, 92 million printers and 52 million flat panel monitors. By 2007, these markets are expected to grow to 239 million desktop and notebook computers, 115 million printers and 110 million flat panel monitors.

•	Digital consumer electronics market, which includes products such as digital televisions, DVD players and recorders, and digital set top boxes. According to iSuppli Corporation, sales in 2004 for products in this market included 20 million digital televisions, 120 million DVD players and recorders and 66 million digital set top boxes. By 2007, these markets are expected to grow to 66 million digital televisions, 140 million DVD players and recorders and 81 million digital set top boxes.

Two of the major challenges facing designers of products for these markets are:

•	Electromagnetic interference (EMI) filtering. EMI refers to the interference of one electronic product with the operation of another resulting from electromagnetic signals generated by the first and picked up by the second. These signals emanate from and are picked up by the internal and external data interfaces. High performance EMI filters must prevent the electromagnetic signals generated within a product from propagating and potentially interfering with its own operation and the operation of other products. In addition, these filters must keep EMI generated by other products from causing interference with the product of which they are a part.

•	Electrostatic discharge protection (ESD). An ESD event is the transfer of energy between two bodies at different electrostatic potentials, either through direct contact or an air discharge in the form of a spark. Many electronic products require ESD protection for internal and external data interfaces to avoid damage or disruption of their operation. Traditional ESD protection devices typically have high capacitance levels that can distort high speed signals, compromising their integrity and interfering with the accurate transfer of information across those interfaces. The mobile handset, personal computing and digital consumer electronics markets are employing increasingly faster data interfaces to satisfy ever increasing performance and functionality requirements. These high speed data interfaces are particularly sensitive to ESD and high levels of capacitance that reduce signal integrity. This trend has created growing demand for a new class of cost effective, robust ESD protection devices that feature lower levels of capacitance than existing solutions.

In mobile handsets, both EMI filtering and ESD protection are commonly required for external interfaces while EMI is commonly required for internal interfaces such as flex cables connecting the baseband processor with the display and camera. The filtering requirements for the latter are especially stringent because of the increasing high data rates employed.

In personal computers and peripherals and especially in digital consumer electronics products, ESD protection featuring very low capacitance levels is becoming essential due to the increasing adoption of high speed digital interfaces such as USB 2.0, Digital Video Interface (DVI) and High-Definition Multimedia Interface (HDMI) to interconnect them.

Our Solution

We design, develop, and market application specific integrated passive devices to meet the needs of manufacturers in the mobile handset, personal computing and personal computing peripheral, and digital consumer electronic markets described above. We believe our devices provide the following key benefits to our customers:

Reduced Size.    We utilize our design methodology and proprietary silicon process technology to replace multiple passive devices and in some cases active analog devices with a single ASIP device and, as a result, reduce the printed circuit board area required for the equivalent function. Additionally, our ASIP devices for mobile handsets make extensive use of chip scale packaging (CSP), which allows the packaged part to be virtually as small as the die itself, as well as small form factor conventional packages. This allows our customers to develop products with a more compact form factor, enabling savings in board area of up to ninety percent in many cases.

Higher Performance EMI Filtering.    Because of our design architectures, proprietary silicon process technologies and use of CSP technology, our family of application specific EMI filter products reduce unwanted signals over a wider range of frequencies than do discrete solutions or integrated solutions in traditional packages. In addition, we have recently introduced a family of EMI filters based on our new proprietary Praetorian™ inductor technology featuring lower insertion loss, higher cutoff frequencies and faster rolloff. This enables our customers to build increasingly more feature rich and higher performance products than they otherwise could.

More Robust ESD Protection with Lower Capacitance.    We produce a family of application specific ESD protection devices that provide robust ESD protection with very low capacitance levels. We believe our PicoGuard™ line of ESD protection devices, with the industry’s lowest levels of capacitance per channel, is the best solution available for high speed data bus architectures.

Combined ESD Protection and EMI Filtering.    We also offer a line of devices for mobile handsets that integrate high performance EMI filters and ESD protection into a single ASIP device. As an example, we developed the Praetorian™ advanced process and product architecture to produce a line of EMI filters with ESD protection that are performance optimized for the high speed data interfaces used by the latest image sensors and LCDs in mobile handsets. These interfaces have high data rates and require a superior filtering solution to reduce unwanted signals while offering a high level of ESD protection and excellent signal integrity. One of these ASIP devices, the CM1450-08, replaces 56 discrete components and provides industry leading attenuation performance with a low level of insertion loss, excellent signal integrity performance and robust ESD protection for displays and image sensor data interfaces on mobile handsets.

Lower Total Cost of Ownership.    The total cost of using passive devices in an electronic system includes the cost of assembly, testing, repair and rework, warranty, and the overhead associated with procuring and stocking multiple discrete passives from multiple vendors. Taking all of those elements into account, the total cost of implementing an ASIP device is generally significantly less than that of the equivalent collection of discrete passive components even though the price of the ASIP device itself may be higher than the collective price of the discrete components it replaces. The CSPEMI608 can provide as much as 70% total cost savings when compared to a comparable solution using 40 discrete passives.

Faster Time to Market.    We design application specific solutions that assist design engineers in introducing products to market quickly. Our solutions eliminate the need for engineers to design, layout and test their own solutions using multiple discrete components. For example, our newly introduced MediaGuard™ protection device for the HDMI interface is a single ASIP device that integrates a total of 24 passive and active circuit elements to provide a complete, ready-to-use solution for low capacitance ESD protection, level translation, backdrive protection and overcurrent protection for digital consumer electronics products.

Our Strategy

Our objective is to be the leading supplier of ASIP devices for the mobile handset, personal computing and digital consumer electronics markets, and to sell complementary application specific active analog devices to our customers in those markets. Our strategy includes the following key elements:

Develop Application Specific Product Offerings.    We identify application specific passive device function requirements that are common across multiple high volume platforms within our core markets. We then design a highly integrated ASIP solution and market the device to multiple customers. We also apply this approach to the definition of our active analog semiconductor products.

Focus on High Unit Volume Applications.    Within our core markets we identify high volume applications that can be addressed effectively by our protection and complementary product capabilities. We work with customers to identify specific product requirements for those applications.

Focus on Industry Leaders in Our Core Markets.    We target the market and technology leaders in each of our core markets. We have assigned senior direct sales personnel to cover these strategic accounts and work in concert with manufacturing sales representatives and distributors to provide comprehensive sales and technical support. To support our sales and product definition efforts most effectively, our internal marketing organization is aligned with our focus on the mobile handset, personal computing and digital consumer electronics markets and is staffed with people who have in-depth knowledge of those markets and related applications.

Broaden Product Offerings Within Target Applications.    By expanding our portfolio of ASIP and complementary active analog devices, we try to meet a greater portion of our customers’ needs. We have successfully increased our presence in the mobile handset market by increasing our product offerings for that market. We intend to continue to leverage our design expertise and application knowledge to expand our opportunities in our core markets.

Extend Technology Leadership.    We believe we have established a position as a technology leader in the development of ASIP devices. Our engineering team combines passive and active analog device design skills, application expertise, and silicon process technology expertise, which we believe enables us to introduce innovative products faster than our competitors and provide the broadest ASIP device offerings for our core markets. Our MediaGuard™ HDMI port protection devices and Praetorian™ EMI filter devices, introduced in February 2005, are examples of our technology innovation. We intend to maintain and advance our technology leadership through continuous enhancement of our existing products and introduction of new products. We have also been an early adopter of key third party technology, such as CSP, in our products.

Provide Superior Customer Service.    Because of our tight focus, we believe that we can be more responsive to customer needs than our larger competitors.

Relentlessly Reduce Product Cost.    The markets on which we focus are extremely competitive so we place a high priority on continuing to lower the manufacturing cost of our products.

Our Competitive Advantages

We believe that our competitive advantages are:

A Tight Focus on a Few Markets and Product Categories.    Our focus on select number of markets and product categories permits us to achieve an in depth understanding of current and emerging application and product requirements. As a result, we are able to apply our product marketing and design resources with a high degree of concentration upon developing high value, general customer solutions for these large market opportunities. This focus allows us to achieve and maintain a high level of responsiveness to emerging customer requirements a level that is difficult for our larger, more broadly focused competition to match.

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

Product Innovation.    In defining our ASIPs and active analog devices, we seek opportunities to differentiate by providing innovative solutions that offer customers significant value compared to solution based or discrete devices. For example, our MediaGuard™ products combine low capacitance ESD protection with active analog components such as voltage level shifters, back drive and over current protection. In addition to offering a cost effective, small form factor single chip solution, our MediaGuard™ products feature desirable electrical specification that are difficult to achieve with discrete components. For example, MediaGuard’s integrated voltage level shifters operate with capacitance levels that are up to 90% lower than can be obtained with available discrete solutions. This feature substantially reduces the design complexity of a standard compliant HDMI design.

Proprietary Silicon Process Technology.    We have developed and continue to enhance proprietary silicon process technology optimized for our ASIP devices. For example, by modifying our zener process, we developed the advanced Centurion™ process and product architecture to produce a line of EMI filters with ESD protection that are optimized for high speed data interfaces such as those used in the latest image sensor and display interfaces in mobile handsets.

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

Outsourced Manufacturing of Our Products.    We have adopted a fabless manufacturing model for our ASIP and active analog devices that involves the use of one or more foundry partners to provide the wafer fabrication capacity needed for our products. Our proprietary silicon process technology used to make our ASIP products is compatible with the standard manufacturing processes offered by leading foundries. This has allowed us to transfer our processes to foundries for our exclusive use so that we can take advantage of the flexible capacity and lower total costs of the fabless business model. For our active analog devices, we utilize industry standard processes. In addition, since we utilize third party subcontractors for CSP ball drop, assembly, test and tape-and-reel we can also rapidly take advantage of low cost capacity when it develops and avoid the penalty of underutilization when demand is soft.

Products

EMI Filter with ESD Protection ASIPs for Mobile Handsets.    We offer a broad portfolio ASIPs for the mobile handset market that feature EMI filtering with ESD protection. Our ASIP products in this area are segmented by application and filter performance. We have developed applications specific filter solutions that are optimized to meet the EMI filtering requirements for data interfaces for a number of applications including: the LCD interface; imager module interface; the audio speaker and audio microphone interfaces; smart card interfaces such as Secure Digital (SD), Multimedia Card (MMC) and subscriber identification module (SIM) card interfaces; and dataport connectors for RS232 and USB interfaces. Within these applications, we offer ASIP filter solutions that are optimized for filter performance at various data rates. For example, our Praetorian™ ASIP products are positioned to address the demanding EMI filtering requirements of high speed data interfaces required of high resolution color LCD displays and high resolution imager modules. In addition to EMI filter ASIPs with ESD, we also offer a line of ASIPs that provide only ESD protection for mobile handsets. These ASIP products provide ESD protection for a number of applications including keypad interfaces, battery terminals and antenna switches.

Low Capacitance ESD Protection ASIPs for Personal Computing and Digital Consumer Electronics Products.    Our PicoGuard™ family of ultra low capacitance ESD protection ASIPs provides industry leading ESD protection at the lowest levels of output capacitance. They provide an optimal level of ESD performance while maintaining a high level of signal integrity for high speed data applications found in many computing and digital consumer products such as USB 2.0, gigabit Ethernet, DVI and Serial ATA. Our MediaGuard™ family of HDMI video port protector solutions features single chip solutions that integrate our PicoGuard™ ultra low capacitance ESD with active analog components that provide voltage level shifting, backdrive and overcurrent protection. These devices are utilized in a variety of HDMI enabled applications including digital televisions, DVD players and recorders and digital set top boxes. Our MediaGuard™ products offer significant advantages over discrete solutions including ESD performance and ease in achieving compliant board designs for demanding HDMI compliance test requirements.

Complementary Products for Mobile Handsets.    We offer a line of complementary products for mobile handsets. These products include mixed signal semiconductor products such as USB transceivers and LED drivers, digital circuits such as our keypad multiplexer and active analog power management devices such as low drop out (LDO) voltage regulators. Our PhotonIC™ family of white LED drivers for LCD backlight and camera flash applications features high levels of integration, small form factors and reduced solution cost when compared to competitive solutions.

Complementary Products for Digital Consumer Electronics Products.    We offer a line of complementary products for digital consumer electronics applications that include specialized power management products including highly integrated solutions for DDR memory power management.

Customers

We target the market and technology leaders in each of our core markets. Our end customers are original equipment manufacturers including Dell, Hewlett-Packard, Kyocera Wireless, LG Electronics, Motorola, Pantech, Samsung and Sony. We sell to some of these end customers through original design manufacturers, including Arima, BenQ, Compal and Quanta, and contract electronics manufacturers, including Foxconn and Solectron. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our products. In fiscal 2005, approximately 63% of our net sales came from the sale of our products directly to OEM customers, ODMs and CEMs and 37% came from the sale of our products through distributors. In fiscal 2005, we had direct sales of more than 10% of our net sales to two OEM customers, Motorola (23%) and Guidant (13%) and two distributors, Epco Technology (14%) and RDL (11%). The sales to Guidant were for our thin film resistor networks that were built in our Tempe facility. We completed shipments of these products to Guidant in February, 2005 and do not expect to make additional shipments in the future.

Sales and Marketing

We concentrate our sales and marketing efforts on leading OEMs and ODMs that are considered market leaders in our core markets, particularly those where we believe we have the greatest opportunity to influence the industry. We work with existing and potential customers to identify ASIP and active analog device needs that our capabilities address and seek to have customers design our solutions into their products. We target high volume, application specific products that can be used by multiple customers and in multiple products.

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

Our sales channels consist of a small direct sales force and a larger network of independent regional sales representatives and distributors managed by our sales force. Our direct sales force is headquartered in Milpitas, California with regional sales offices in the United States, Europe and Asia. Major mobile handset customers primarily buy our devices directly.

International sales, based on the location where we shipped the product, accounted for 75% of net sales in fiscal 2005. In many cases those products were designed in by United States based OEMs and subcontracted to overseas assemblers. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a majority of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Manufacturing

In fiscal 2002, we implemented a plan to outsource our wafer fabrication activities to third party independent foundry partners. Our first wafer foundry partner, ASMC, is currently running several of our processes and manufacturing many of our products in material volumes. During fiscal 2004, we began a relationship with Sanyo Electric Co. Ltd. in Japan for manufacturing some of our ASIP and analog semiconductor products in order to reduce our dependence on a single supplier and increase our flexibility. Recently, we qualified one of our proprietary processes at Epson in Japan and have begun procuring wafers from them. We currently use three third party vendors for CSP ball drop. We use third party independent assembly and test partners to perform all of the packaging, testing and preparation of products for shipment except for a limited number of products that are shipped to our customers in wafer form. Until December, 2004 we operated a thin film wafer fabrication facility in Tempe, Arizona. During fiscal 2003, we consolidated our internal wafer fabrication into our Tempe facility and closed our Milpitas wafer fabrication facility. In October 2003, we discontinued manufacturing semiconductor wafers in our Tempe facility. We have entered into an agreement to sell the Tempe facility to Microchip Technology.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and enhance their capabilities and performance, or to make them capable of being produced in multiple foundries. All of our design activity is conducted at our headquarters in Milpitas, California, where we have continued to hire additional engineers and we also use contract engineering services for certain specialized design work.

We spent $5.2 million, $4.6 million and $3.7 million on research and development activities in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Intellectual Property

We rely on trade secrets, close customer relationships and being designed into our customers’ products to protect our market position. Our policy is to apply for patent protection for our unique products and manufacturing processes where that protection is warranted. We have been granted approximately 31 U.S. and 3 foreign patents, a substantial portion of which relate to current and planned ASIP and active analog devices. Our patents are generally of limited importance to us due in part to the variety of our products versus the limited scope of our patents, the limited lifespan of certain of our products and the ability of our competitors to design around our patents. Process technologies are more often designated as trade secrets. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. We selectively register our mask works. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights. ASIP, Centurion, Praetorian, PicoGuard, MediaGuard and our corporate logo are our trademarks.

We have acquired a non-exclusive, non-assignable license with respect to manufacturing flip chip packaged devices from Flip Chip International (formerly Flip Chip Technologies, a division of Kulicke and Soffa). Under the terms of this license, we can utilize certain of Flip Chip’s Ultra CSP technologies. Although we are not currently utilizing this license, we have the right to manufacture, or retain a subcontractor to manufacture, bumped die in one facility. We are currently using third party suppliers to process CSP products rather than utilizing this license.

Competition

Competition is based on a number of factors, including price, product performance, form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the core markets we serve. Within the ASIP product families for the mobile, computing and consumer electronic markets, we compete with ON Semiconductor Corporation, Royal Philips Electronics N.V., Semtech Corporation and STMicroelectronics, N.V. We also compete with filters based on MLCC technology from companies such as TDK, Murata Manufacturing Co., Ltd., and Innochip Technology. In the active analog device area, our competitors include Linear Technology, Maxim, National Semiconductor and Semtech.

Backlog and Design Wins

At March 31, 2005, our backlog amounted to $11.3 million. Our backlog on a specific date represents firm orders received from customers for delivery within six months of that date. Our backlog at any particular time is not necessarily indicative of actual sales for any succeeding period because our customers can cancel their orders or change delivery dates at little or no cost to them. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

The number of design wins we have secured has increased during each of the past three fiscal years. While design win trends are a qualitative indicator of future revenue trends, design wins do not correlate directly with revenue, since they vary in size and in some cases may not result in revenue.

Environmental

We have ceased manufacturing products ourselves. Previously we were subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals used in our manufacturing processes. Industrial waste generated at our facilities was either processed prior to discharge or stored in double-lined barrels until removed by an independent contractor. We had obtained all necessary permits for such discharges and storage.

During the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples which were remediated under a work plan approved by the California State Department of Toxic Substances Control (“DTSC”). The DTSC informed us in a letter dated February 3, 2005 that they had determined that the site does not pose a significant threat to public health and the environment. However, if other contaminants should later be found at the site, the DTSC or owner could attempt to hold us responsible. Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. In addition, with our closure of our Tempe facility, we have conducted environmental studies at the site that did not identify any issues, but should contaminants be found at the site at a later date, a government agency or future owner could attempt to hold us responsible.

Employees

As of March 31, 2005, we had 100 full-time and part-time employees, including 33 in sales and marketing, 22 in research and development activities, 27 in manufacturing and 18 in administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Website Access to Company Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.cmd.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of our annual report will be made available, free of charge, upon written request.

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

We incurred quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003, and in the most recent quarter ended March 31, 2005, and we may be unable to return to or sustain profitability.

After seven quarters of profitability, we incurred a loss of $1.0 million for the most recent quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring an average loss of $3.8 million per quarter and doubling our accumulated deficit from $31.3 million to $67.7 million. Many factors will affect our ability to return to and then sustain profitability including the health of the Mobile, Computing and Digital Consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, and our continued ability to manage our operating expenses. Our Medical products which we no longer sell have provided 7% to 20% of our revenues over the past several quarters, and in the near future our fixed costs will be spread over less revenue, resulting in lower gross margin amounts unless our core revenue grows to fill the void. Furthermore, in recent periods, we reduced prices for our products in our core markets at a rate exceeding the rate we were able to make and benefit from our cost reductions, causing our gross margin to fall. In addition, we will continue to have increased SG&A costs in the short term as we complete our initial Sarbanes-Oxley 404 audit and remediation. The closure of our Tempe facility resulted in restructuring costs of approximately $1.3 million during the six months ending March 2005, and we expect to incur up to $200,000 of additional restructuring costs during the remainder of the shutdown, which is expected to be completed by the end of June, 2005. Therefore, the likelihood of our continuing to incur losses in the near term is significantly increased. In order to attain and sustain profitability in the long term, we will need to grow our business in our core markets and reduce our products costs enough to significantly increase our gross margin. Finally, the semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

Our revenues could fall or fail to grow leading us to reduce our investment in research and development and marketing.

We have restructured our company to better focus our product line and outsource our manufacturing, to increase our revenues in key markets and reduce our fixed costs. We recently stopped production of our Medical products and ceased their sale in March 2005 (see Note 7 of Notes to Condensed Financial Statements) which means we need to replace their $8.5 million of revenue during fiscal 2005 to achieve the same revenue in fiscal 2006. If we are unable to replace revenues from our Medical business with revenues from our core business, then we might choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss.

We closed our manufacturing operation in Tempe, Arizona in December 2004 and have been trying to sell the facility since. We could be unfavorably affected if we are unable to sell the site or if we sell it for substantially less than we have estimated.

We expect to incur $1.5 million of net costs after the sale of assets related to terminating employees, selling or abandoning equipment and maintaining the Tempe facility until we sell it. If we are unable to sell the site or sell it for substantially less than we have estimated, we will incur higher closure costs than we have estimated, which would negatively affect our financial results during fiscal 2006. We recently entered into a contract to sell the facility; however, the buyer has until June 17, 2005, to terminate the purchase for any or no reason. The purchase price in our contract is consistent with our current expectations for the results of our restructuring plan.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the quarter ended March 31, 2005, Motorola, a customer in the mobile handset market represented 26% of our net sales while during the year ended March 31, 2005, Motorola and Guidant, a former customer in the medical devices market, together represented 36% of our net sales. There can be no assurance that Motorola will purchase our products in the future in the quantities we have forecasted, or at all.

During the quarter ended March 31, 2005, one of our distributors, RDL Electronics, represented 15% of our net sales. If we were to lose RDL as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have the sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the mobile handset, personal computing and digital consumer electronics markets, our revenues could stop growing and might decline.

Most of our revenues in recent periods have been derived from sales to manufacturers of mobile handsets, personal computers and peripherals, digital consumer electronics, and medical devices. We discontinued our products for the medical device market in the March 2005 quarter due to our principal customer in that market no longer requiring enough product volume from us to for our Tempe facility to remain economically viable. In order for us to be successful, we must continue to penetrate the mobile handset, personal computing and digital consumer electronics markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets. For example, should growth not occur in the markets we have penetrated, our future revenues could be adversely impacted.

The fastest growing market for our products has been the mobile handset market. A slowdown in the adoption of ASIPs by mobile handset manufacturers would reduce our future growth in that market.

Much of our revenue growth over the past two years has been in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for ASIP devices. Should the rate of ASIP adoption decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.

The markets in which we participate are intensely competitive and our products are not sold pursuant to long term contracts, enabling our customers to replace us with our competitors if they choose.

Our core markets are intensely competitive. Our ability to compete successfully in our core markets depends upon our being able to offer attractive, high quality products to our customers that are properly priced and dependably supplied. Our customer relationships do not generally involve long term binding commitments making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depend upon our past performance for the customer, their perception of our ability to meet their future need, including price and delivery and the timely development of new devices, the lead time to qualify a new supplier for a particular product, and interpersonal relationships and trust.

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

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could require us to restate them. Such restatement could have adverse consequences on our stock price, potentially limiting our access to financial markets.

In March, 2003 and in December, 2004, we discovered deficiencies in certain of our internal control processes which caused us to have material errors in our historic financial statements, which in turn required us to restate them. In addition, during our internal control assessment as of March 31, 2005, we determined that we had two material weaknesses in our internal controls; however, we know of no need to restate our prior financial statements due to these material weaknesses as of March 31, 2005. We have been susceptible to difficulties as many of our recordkeeping processes were manual until recently or involved software that had not been upgraded for a significant period of time and for which we had no adequate backup if the software had failed. In October 2004 we began to implement Oracle enterprise resource planning (ERP) software as part of our financial processes. During our implementation period, which we expect will continue through September 30, 2005, and possibly beyond, we are also at a higher risk while we evaluate the configuration of the software, the processes implemented and the training of our personnel in the new software. In addition, until eighteen months ago we experienced high turnover in our finance department, due in part to the relocation of several functions from Tempe to Milpitas and the employees performing those functions being unwilling to relocate. During fiscal 2004, we recruited an almost entirely new finance department.

While preparing our financial statements for the 2003 fiscal year, we had a combination of reportable conditions that, taken together, we and our independent auditor determined constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration and finance organization. We have instituted additional processes and procedures to mitigate the conditions identified and to provide reasonable assurance that our internal control objectives are met. We have instituted backup procedures for our manual processes as we automate them, although some key controls remain manual and are consequently inefficient. Although we have devoted substantial effort and resources to improving our internal controls, at the end of the third quarter of fiscal 2005, as a result of implementing our ERP software, we identified certain costs from vendors that had been recognized in the incorrect quarter. Accordingly, we restated our financial results for the six prior quarters to correct these timing inaccuracies. The largest change to our reported net income in any one quarter was $63,000.

We are in the process of remediating the two material weaknesses we determined we had during our internal control assessment as of March 31, 2005, one of which is the previously noted material weakness in our inventory costing systems. We are completing the implementation of Oracle ERP software which will assist in the appropriate recording of future vendor expenses through a three way match to replace the manual checks and balances we are still using at present. While we expect that the design and operation of our new Oracle ERP system and the other remediation steps we are taking will help us improve our internal control over our business and financial processes, there can be no assurance that we will nonetheless not have an error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets.

We determined that we had material weaknesses in our internal control over financial reporting as of March 31, 2005, which we are in the process of remediating. As a result, we had to implement supplemental compensating procedures to determine that our financial statements are reliable. These material weaknesses, and any future adjustment to our financial statements which may result from them, could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2005, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for us to assess and improve our internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report will be uniquely difficult to prepare.

We have performed the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Management has identified material weaknesses in its internal control processes over financial reporting, in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable (see Item 9 for more details). Our having material weaknesses in our internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Until remediated, such material weaknesses could potentially result in our financial statements being inaccurate which could require their restatement which likewise could cause a loss of investor confidence and decline in our stock price.

Our competitors have in the past and may in the future reverse engineer our most successful products and become second sources for our customers, which could decrease our revenues and gross margins.

Our most successful products are not covered by patents and have in the past and may in the future be reverse engineered. Thus, our competitors can become second sources of these products for our customers or our customers’ competitors, which could decrease our unit sales or our ability to increase unit sales and also could lead to price competition. This price competition could result in lower prices for our products, which would also result in lower revenues and gross margins. Certain of our competitors have announced products that are pin compatible with some of our most successful products, especially in the mobile handset market, where many of our largest revenue generating products have been second sourced. To the extent that the revenue secured by these competitors exceeds the expansion in market size resulting from the availability of second sources, this decreases the revenue potential for our products. Furthermore, should a second source vendor attempt to increase its market share by dramatic or predatory price cuts for large revenue products, our revenues and margins could decline materially.

In the future our revenues will become increasingly subject to macroeconomic cycles and more likely to decline if there is an economic downturn.

As ASIP penetration increases, our revenues will become increasingly susceptible to macroeconomic cycles because our revenue growth may become more dependent on growth in the overall market rather than primarily on increased penetration, as has been the case in the past.

Our reliance on foreign customers could cause fluctuations in our operating results.

International sales for the past few years have accounted for approximately two-thirds of our total net sales. International sales include sales to U.S. based customers if the product is delivered outside the United States.

In October 2004, we decided to cease selling our products for the medical device market during the March 2005 quarter. Accordingly, we expect that an even higher proportion of our sales will come from our international customers as this business was U.S. based.

If international sales account for an increasing portion of our revenues, this would subject us to the following risks to an even greater extent than we currently are:

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

During the quarter ended March 31, 2005, 42% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect.

In addition, we are dependent on their continued financial viability, some of which are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our dependence on a limited number of foundry partners and CSP ball drop, assembly and test subcontractors exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners and CSP ball drop, assembly and test subcontractors as it would lead to significant increases in our costs. Currently, we have three foundry partners and rely on several CSP ball drop, assembly and test subcontractors. Many of our products are sole sourced at one of our foundry partners near Shanghai, China or in Japan. CSP ball drop is a key step in the chip scale packaging used for the bulk of our products for mobile handsets. There are only a limited number of suppliers of this service at this time and we currently use three of them. Furthermore, due to volume and pricing considerations, we use only a small number of other assembly and test subcontractors. If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

We have outsourced our wafer fabrication, and assembly and test operations and may encounter difficulties in expanding our capacity.

We have adopted a fabless manufacturing model that involves the use of foundry partners and assembly and test subcontractors to provide our production capacity. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed costs when volume is low, provide us with upside capacity in case of short term demand increases and provide us with access to newer process technology, production facilities and equipment. During the past three years we have outsourced our wafer manufacturing and assembly and test operations overseas in Asia and now we are seeking additional foundry and assembly and test capacity to provide for growth. If we experience delays in securing additional or replacement capacity at the time we need it, we may not have sufficient product to fully meet the demand of our customers.

Our reliance upon foreign suppliers exposes us to risks associated with international operations.

We use foundry partners and assembly and test subcontractors in Asia, primarily in China, Japan, Thailand, and Taiwan for our products. Our dependence on these foundries and subcontractors involves the following substantial risks:

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

We also drop ship product from some of these foreign subcontractors directly to customers. This increases our exposure to disruptions in operations that are not under our direct control and may require us to enhance our computer and information systems to coordinate this remote activity.

Our markets are subject to rapid technological change. Therefore, our success depends on our ability to develop and introduce new products.

•	The markets for our products are characterized by:

•	rapidly changing technologies;

•	changing customer needs;

•	evolving industry standards;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	rapid product obsolescence.

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

It is possible that a significant portion our research and development expenditures will not yield products with meaningful future revenue.

We are attempting to develop one or more new mixed signal integrated circuit products, which have a higher development cost than our ASIP device products. This limits how many of such products we can undertake at any one time increasing our risk that such efforts will not result in a working product for which there is a substantial demand at a price which will yield good margins. We are engaging third parties to assist us with these developments and have also added personnel with new skills to our engineering group. These third parties and new personnel may not be successful. These new product developments involve technology in which we have less expertise which also increases the risk of failure. On the other hand, we believe that the potential payoff from these products makes it reasonable for us to take such risks.

We may be unable to reduce the costs associated with our products quickly enough for us to meet our margin targets.

In the mobile handset market our competitors have been second sourcing many of our products and as a result this market has become more price competitive. We are also beginning to see the same trend develop in our low capacitance ESD devices for digital consumer electronics, personal computers and peripherals. We need to be able to reduce the costs associated with our products in order to achieve our target gross margins. We may attempt to achieve cost reductions, for example by obtaining reduced prices from our manufacturing subcontractors, using larger sized wafers, adopting simplified processes, and redesigning parts to require fewer pins or to make them smaller. There can be no assurance that we will be successful in achieving cost reductions through any of these methods, in which case we will experience lower margins.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

Due to the volatility of demand for our products, our inventory may from time to time be in excess of our needs, which could cause write downs of our inventory or of inventory held by our distributors.

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

We typically plan our production and our inventory levels, and the inventory levels of our distributors, based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Therefore, we often order materials and at least partially fabricate product in anticipation of customer requirements. Furthermore, due to long manufacturing lead times, in order to respond in a timely manner to customer demand, we may also make products or have products made in advance of orders to keep in our inventory, and we may encourage our distributors to order and stock products in advance of orders that are subject to their right to return them to us.

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

We value our inventories on a part by part basis to appropriately consider excess inventory levels and obsolete inventory primarily based on backlog and forecasted customer demand, and to consider reductions in sales price. For the reasons described above, we may end up carrying more inventory than we need in order to meet our customers’ orders, in which case we may incur charges when we write down the excess inventory to its net realizable value, if any, should our customers for whatever reason not order the product in our inventory.

Our design wins may not result in customer products utilizing our devices and our backlog may not result in future shipments of our devices. During a typical quarter, a substantial portion of our shipments are not in our backlog at the start of the quarter, which limits our ability to forecast in the near term.

We count as a design win each decision by one of our customers to use one of our parts in one of their products that, based on their projected usage, will generate more than $100,000 of sales annually for us when their product is in production. Not all of the design wins that we recognize will result in revenue as a customer may cancel an end product for a variety of reasons or subsequently decide not to use our part in it. Even if the customer’s end product does go into production with our part, it may not result in annual product sales of $100,000 by us and the customer’s product may have a shorter life than expected. In addition, the length of time from design win to production will vary based on the customer’s development schedule. Finally, the revenue from design wins varies significantly. Consequently, the number of design wins we obtain is not a quantitative indicator of our future sales.

Due to possible customer changes in delivery schedules and cancellations of orders, our backlog at any particular point in time is not necessarily indicative of actual sales for any succeeding period. A reduction of backlog during any particular period, or the failure of our backlog to result in future shipments, could harm our business. Much of our revenue is based upon orders placed with us that have short lead time until delivery or sales by our distributors to their customers (in most cases, we do not recognize revenue on sales to our distributors until the distributor sells the product to its customers). As a result, our ability to forecast our future shipments and our ability to increase manufacturing capacity quickly may limit our ability to fulfill customer orders with short lead times.

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

The majority of our operating expenses are labor related and therefore cannot be reduced quickly without impairing our ability to effectively conduct business. Much of the remainder of our operating costs such as rent is relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following and other reasons:

•	significant pricing pressures that occur because of competition or customer demands;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet our sales obligations; and

•	rescheduling or cancellation of customer orders due a softening of the demand for our customers’ products, replacement of our parts by our competitors’ or other reasons.

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

We have in the past supplied products predominantly to Guidant and to a much lesser extent to Medtronic for use in implantable defibrillators and pacemakers, which help sustain human life. While we are no longer selling products into the Medical market, large numbers of our products are or will be used in implanted medical devices, which could fail and expose us to claims. Should our products cause failure in the implanted devices, we may be sued and ultimately have liability, although under federal law Guidant and Medtronic would be required to defend and take responsibility in such instances until their liability was established, in which case we could be liable for that part of those damages caused by our willful misconduct or, in the case of Medtronic only, our negligence.

Our failure to comply with environmental regulations could result in substantial liability to us.

We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with applicable requirements, we could be subject to substantial liability for cleanup efforts, property damage, personal injury and fines or suspension or cessation of our operations. In these regards, during the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples which were remediated under a work plan approved the State Department of Toxic Substances Control (“DTSC”). The DTSC informed us in a letter dated February 3, 2005, that they had determined that the site does not pose significant threat to public health and the environment. However, if other contaminants should later be found at the site, the DTSC or owner could attempt to hold us responsible. Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. While we have no reason to believe that our operations at the facility have contributed to this regional contamination, we can give no assurance that this is the case. In connection with our closure of this facility, we have conducted environmental studies at the site that did not identify any issues but should contaminants be found at the site at a later date a government agency or future owner could attempt to hold us responsible. Under the agreement, we retain liability for any environmental issues that arise due to the condition of the property at the time of closing.

Earthquakes, other natural disasters and shortages may damage our business.

Our California facilities and some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the ones that occurred in Taiwan in September 1999 and in Japan in October 2004, could disrupt the operations of those suppliers, limit the supply of our products and harm our business. The October 2004 earthquake in Japan temporarily shut down operations at one of the wafer fabrication facilities at which our products were being produced and it has not yet resumed production. However, we currently expect to be able to support our product shipments from our three other production fabrication facilities while the affected facility is out of operation. Power shortages have occurred in California in the past. We cannot assure that if power interruptions or shortages occur in the future, they will not adversely affect our business.

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. The Financial Accounting Standards Board (“FASB”) recently announced new regulations for the accounting of employee equity which have been deferred until our fiscal year 2007. These regulations will cause us to recognize an expense associated with our employee stock options which will decrease our earnings. As a result, we will either have lower earnings or we will not use options as widely for our employees, which could impact our ability to hire and retain key employees. There may be other future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 on internal control documentation, testing, and auditing. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

Acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities.

We may in the future acquire and form strategic alliances relating to other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and alignment of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day to day business, and may disrupt key research and development, marketing or sales efforts. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

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

ITEM 2.    Properties.

We currently lease as our headquarters approximately 26,000 square feet of office and light manufacturing space in Milpitas, California, pursuant to a sublease agreement that we entered into in May 2002. The sublease term is for 38 months and provides for a current monthly rent payment of $41,000 plus operating expenses. Total future minimum lease payments over the remaining five months are approximately $214,000. In May, 2005 we entered into a sixty-three month lease with The Irvine Company that starts at the end of the current sublease and covers the same premises. See Note 21 of the Notes to Financial Statements. We also rent office facilities for our domestic and international sales offices. We own five acres of land and a 46,000 square foot building in Tempe, Arizona which we previously used for wafer fabrication. In May 2005 we entered into an agreement to sell this facility to Microchip Technology Incorporated, with a scheduled closing in late June 2005. We believe that our existing facilities are adequate for our current and foreseeable future needs.

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

PART II

ITEM 5.    Market for the Registrant’s Common Stock and Related Shareholder Matters.

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the NASDAQ Stock Market:

	Common Stock
Fiscal 2005	Q1	Q2	Q3	Q4
High	$16.78	$10.76	$9.36	$8.03
Low	$11.08	$5.15	$6.68	$4.90

Fiscal 2004
High	$4.11	$7.91	$9.99	$14.65
Low	$2.15	$2.11	$7.00	$9.09

No dividends were paid in fiscal 2005, 2004, or 2003. We expect to continue that policy in the foreseeable future. Furthermore, our credit line with Silicon Valley Bank prohibits our paying cash dividends. As of May 31, 2005 there were approximately 1,574 holders of record of our common shares and a substantially greater number of beneficial owners.

No outstanding warrants were exercised during the fourth quarter of fiscal 2005.

We did not repurchase any of our outstanding shares or other securities during the fourth quarter of fiscal 2005, nor did we issue any securities that had not been registered under the Federal Securities Act of 1933, as amended.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of March 31, 2005:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	3,058,432	$6.33	881,786
Equity compensation plans not approved by security holders(2)	691,296	$5.03	0

Total	3,749,728	$6.09	881,786

(1)	The number of securities available for future issuance as of March 31, 2005 included 186,661 shares of common stock available for issuance under our Employee Stock Purchase Plan, 46,000 under our 1995 Employee Stock Option Plan and 649,125 under our 2004 Omnibus Incentive Compensation Plan. See Note 15 of Notes to Financial Statements for a description of our equity compensation plans.
(2)	Includes options to purchase 573,000 shares of common stock to executive officers and warrants to purchase 59,250, 22,383 and 36,663 shares of common stock to the placement agents in our December 2001, November 2002 and July 2003 private placements. See Note 15 of Notes to Financial Statements for a description of our equity compensation plans that do not require the approval of, and have not been approved by, our shareholders. Excludes warrants outstanding as of March 31, 2005 to purchase 144,496 shares of common stock issued to investors in our 2002 private placement.

ITEM 6.    Selected Financial Data.

The selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2005		2004		2003		2002		2001
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$65,869		$59,560		$42,184		$29,944		$57,534
Income (loss) before income taxes	$4,167	(1)	$3,572	(2),(3)	$(6,491	)(4)	$(28,605	)(5)	$2,588
Net income (loss)	$4,042	(1)	$3,572	(2),(3)	$(6,491	)(4)	$(28,605	)(5)	$2,536
Net income (loss) per share:
Basic	$0.19		$0.20	(3)	$(0.44)		$(2.33)		$0.23
Diluted	$0.18		$0.19	(3)	$(0.44)		$(2.33)		$0.20
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$36,075		$20,325		$4,513		$7,240		$6,597
Working capital	$40,562		$19,621	(3)	$4,721		$2,385		$20,203
Total assets	$57,677		$41,127	(3)	$25,405		$28,237		$44,269
Long-term obligations	$111		$4,717		$8,308		$7,578		$9,480
Total shareholders’ equity	$46,661		$22,118	(3)	$7,795		$7,780		$27,160

(1)	Includes $1.3 million of restructuring and asset impairment charges. See Note 7 of Notes to Financial Statements.
(2)	Includes $1.0 million of charges related to realigning and reducing internal manufacturing operations.
(3)	Restated. See Note 19 of Notes to Financial Statements.
(4)	Includes reversal of $0.2 million of restructuring charges.
(5)	Includes $4.2 million of restructuring and asset impairment charges.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that international sales will continue to represent a majority of our sales for the foreseeable future and that we will not make additional shipments of thin film resistor networks to Guidant; (2) our expectation as to future levels of research and development expenses and selling, general and administrative expenses; (3) our June, 2005, scheduled closing of the sale of our Tempe facility; (4) our belief that our existing facilities are adequate for our current and foreseeable future needs; (5) our view that we may in the future reverse some or all of the valuation allowance associated with our deferred tax asset if we are consistently profitable; (6) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (7) our expectation that we will implement a three-way match in Oracle by September 30, 2005, but will continue to use various manual checks and balances in the interim and possibly as a backup until our fiscal 2006 audit; and (8) our expectation that we will improve our quarterly gross margin during fiscal 2006, with a goal of attaining approximately 40%, and that such improvements will enable us to return to quarterly profitability. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that increased product demand combined with moderate price erosion will cause our revenues to increase, that we will achieve cost reductions at a greater rate than our selling price erodes, that our third party vendors will be able to make products without yield issues to satisfy product demand, whether our shareholders will approve our proposed amendment to our articles of incorporation and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors and Other Factors That Could Affect Future Results” under Item 1, Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this discussion, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report.

Overview

We design and sell application specific analog semiconductor products for high volume applications in the mobile handset, personal computing and digital consumer electronics markets, which we describe as our core markets. We are a leading supplier of application specific integrated passive (ASIP™) devices for mobile handsets that provide electromagnetic interference (EMI) filtering and electrostatic discharge (ESD) protection and of ASIP devices for personal computers, personal computer peripherals and digital consumer electronics that provide low capacitance ESD protection. Both types of ASIP devices are used primarily to protect various interfaces, both external and internal, used in our customers’ products. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single chip solution. They occupy significantly less space, cost our customers less, taking into account the total cost of implementation, and offer increased performance and reliability compared to traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality.

We also offer selected active analog devices that complement our ASIP devices. They include integrated LED drivers and interface circuits for mobile handsets and power management devices for digital consumer electronics products. Our active analog device solutions use industry standard manufacturing processes for cost effectiveness.

Within the past four years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to less than 200 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to 129 million units in the quarter ended March 31, 2005.

End customers for our semiconductor products are original equipment manufacturers (OEMs) including Dell Inc., Hewlett-Packard Company, Kyocera Wireless Corp., LG Electronics, Motorola, Inc., Pantech Co., Ltd., Samsung Electronics Co., Ltd. and Sony Corporation. We sell to some of these end customers through original design manufacturers (ODMs), including Arima Computer Corporation, BenQ Corporation, Compal Electronics, Inc. and Quanta Computer, Inc., and contract electronics manufacturers (CEMs), including Foxconn (Hon Hai Precision Industry Co., Ltd.) and Solectron Corporation. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our semiconductor products.

We operate in one operating segment and most of our assets are located in the United States. Our assets located outside the United States are comprised primarily of product inventories and manufacturing equipment.

Results of Operations

Net Sales.

Net sales by market were as follows (in millions):

	Year Ended March 31,
	2005	2004	2003
Mobile Handsets	$39.3	$22.3	$10.6
Personal Computing and Digital Consumer	14.9	16.4	15.3

Core Products	54.2	38.7	25.9

Medical	8.5	11.1	4.9
Other Products*	3.2	9.8	11.4

Non Core Products	11.7	20.9	16.3

	$65.9	$59.6	$42.2

*	Other products include lighting, communications, legacy and mature products

Net sales by geographic region were as follows (amounts in millions):

	Year Ended March 31,
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$18.8	29%	$13.9	23%	$9.2	22%
Taiwan	11.1	17%	11.5	19%	7.0	16%
Korea	11.1	17%	6.1	10%	1.7	4%
Japan and other	7.2	11%	4.0	7%	7.0	17%

Total Asia Pacific	48.2	74%	35.5	59%	24.9	59%
United States	16.8	25%	21.1	36%	14.1	33%
Canada, Mexico and Brazil	0.3	0%	0.7	1%	1.1	3%

Total Americas	17.1	25%	21.8	37%	15.2	36%
Europe	0.6	1%	2.3	4%	2.1	5%

Total net sales	$65.9	100%	$59.6	100%	$42.2	100%

In fiscal 2005, two original equipment manufacturers and two distributors represented 23%, 13%, 14% and 11%, respectively, of our net sales. In fiscal 2004, two original equipment manufacturers and one distributor represented 19%, 14% and 14%, respectively, of our net sales. In fiscal 2003, two original equipment manufacturers and one distributor represented 18%, 11% and 12%, respectively, of our net sales.

Fiscal 2005 versus 2004

Net sales for fiscal 2005 were $65.9 million, an increase of $6.3 million or 11% from the $59.6 million of net sales in fiscal 2004. The increase in net sales to the mobile handset market was partially offset by declines in our other markets. Our increased sales resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products. Our average unit price decreased by 26% during fiscal 2005 compared to fiscal 2004. This decrease was due to three factors: (a) the faster growth in sales of our mobile handset products, which sell at lower prices than products for the other markets; (b) reductions in average selling prices of individual products, and (c) the decline in the portion of our sales from medical and other products which sold at relatively high prices.

Our growth in mobile handset sales was primarily the result of increased penetration and secondarily the result of market growth. The decline in personal computing and digital consumer sales was due to a decline in our older products. The decline in medical was the result of lower demand from our principal customer, Guidant, and our discontinuing these products during the fourth quarter of fiscal 2005. Sales of our other products, which includes lighting, communications, legacy and mature products, also declined due to our having largely completed end of life shipments during fiscal 2004.

Fiscal 2005 unit shipments increased to approximately 485 million units from approximately 337 million units in fiscal 2004.

Fiscal 2004 versus 2003

Net sales for fiscal 2004 were $59.6 million, an increase of $17.4 million or 41% from the $42.2 million in fiscal 2003. The largest component of the increase was in the mobile handset market followed by higher sales in the medical and personal computing and digital consumer electronics markets. Our increased net sales resulted primarily from larger unit sales, due in part from increased sales of current products and in part from sales of newly introduced products, and to a lesser extent, from price increases on our medical products. Our average unit price decreased by approximately 17% in fiscal 2004 versus fiscal 2003. This average unit price decrease was predominately the result of faster growth in our lower priced products and reductions in average selling prices of individual products which offset our medical product price increases.

Our growth in sales to the mobile handset market was primarily the result of increased penetration and secondarily the result of market growth. During fiscal 2004, we announced that we had design wins at and were shipping products to Samsung Electronics in addition to Motorola and LG Electronics, who are among the top tier of handset manufacturers. In addition to these top tier manufacturers, we also sell our products to a large number of other handset manufacturers. The growth in the medical business was primarily the result of improved pricing, and secondarily additional demand. The growth in personal computing and digital consumer was primarily the result of increased shipments. Our sales from other products, which include lighting, communications, legacy and mature products, declined in fiscal 2004 versus fiscal 2003. We had expected the decrease in sales of our communications, legacy and mature products as we had previously provided our customers with end of life purchase opportunities for which we substantially completed shipment during fiscal 2004. In addition, price increases for our lighting products and other factors resulted in a significant reduction in orders for these products and we do not expect these products to be a significant contributor to our sales in the future.

Fiscal 2004 unit shipments increased to 337 million units from 191 million units in fiscal 2003.

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for fiscal 2005, 2004 and 2003:

	Year Ended March 31,
	2005		2004*		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$65,869	100.0%	$59,560	100.0%	$42,184	100.0%
Cost of sales	42,085	63.9%	38,373	64.4%	34,051	80.7%

Gross margin	23,784	36.1%	21,187	35.6%	8,133	19.3%
Research and development	5,181	7.9%	4,554	7.6%	3,719	8.8%
Selling, general and administrative	13,240	20.1%	11,984	20.1%	10,033	23.8%
Restructuring	1,325	2.0%	—	0.0%	(193)	(0.5)%
Other (income) expense, net	(129)	(0.2)%	1,077	1.8%	1,065	2.5%

Income (loss) before income taxes	4,167	6.3%	3,572	6.0%	(6,491)	(15.4)%
Income taxes	125	0.2%	—	0.0%	—	0.0%

Net income (loss)	$4,042	6.1%	$3,572	6.0%	$(6,491)	(15.4)%

*	Restated. See Note 19 of Notes to Financial Statements.

Cost of Sales

Fiscal 2005 versus 2004

Cost of sales increased by $3.7 million in fiscal 2005 to $42.1 million. Cost of sales as a percentage of sales declined by 50 basis points to 63.9% in fiscal 2005, from 64.4% in the prior year. The cost of sales changes were as follows:

Cost of Sales Increase (Decrease), in millions
Mix change	$3.9
Volume	3.3
Net reserve changes	1.3
Cost reductions	(4.8)

$3.7

The cost of sales increase related to product mix changes was primarily due to the 77% increase in sales for mobile handsets while sales of our end of life and medical products declined. In fiscal 2005 our non core products, which are comprised of other and medical, generated gross margins as a percentage of sales above the company’s average gross margin as we maximized the return on these products that we were exiting.

The volume driven cost of sales increase was the result of higher mobile handset sales.

The change in net inventory reserves was due to a decline in the sales of previously reserved inventories. Total reserve provisions were unchanged from the prior year at $1.7 million but the sale of previously reserved inventory declined from $1.8 million to $500,000 in fiscal 2005. During fiscal 2005 there was limited or no demand for many of these products and as a result we scrapped substantial quantities of reserved inventory that we no longer expected to sell. Most of the products for which we establish inventory reserves are sold to customers with erratic and unpredictable demand. As a result, we experienced sales of some products that were previously reserved and the requirement to further write down certain other products for which orders did not occur as we had expected. Additionally, there are often significant differences in time between when we reserve a product and when the demand arises. We typically hold reserved inventory for a substantial period of time before determining that it is not likely to be sold at which point we physically scrap it. Most of the reserved inventory that we scrapped during fiscal 2005 had been reserved for several years.

Product cost reductions were the result of lower subcontractor costs, cost reductions from scaling back and then closing our Tempe wafer fabrication facility, and product redesigns.

Fiscal 2004 versus 2003

Cost of sales increased by $4.3 million in fiscal 2004 to $38.4 million. Cost of sales as a percentage of sales declined by 1630 basis points to 64.4% in fiscal 2004, from 80.7% in the prior year. The cost of sales changes were as follows:

Cost of Sales Increase (Decrease), in millions
Volume	$7.2
Mix change	1.6
Net reserve changes	0.6
Cost reductions	(5.1)

$4.3

The cost of sales increase related to volume was driven by the 41% growth in sales with increases in all market areas except for the expected decline in other products. The other product category was primarily comprised of products which we had previously placed in an end of life category.

The increase in costs associated with the mix change reflects the smaller portion of sales associated with the non core products which have been generating above average margins as we maximized the return on these products that we are exiting.

The increase in net inventory reserves was primarily associated with an increase in reserve requirements for excess inventories. In fiscal 2004, our inventory reserve provisions were composed of $0.4 million for end of life inventories and $1.3 million for excess inventories, for a total of $1.7 million compared to $0.7 million for end of life inventories and $0.4 million for excess inventories, for a total of $1.1 million in fiscal 2003. The benefit related to sales of previously reserved inventory was $1.8 million and $1.7 million for fiscal 2004 and fiscal 2003, respectively.

The product cost reductions were the result of our having implemented a strategy to build our core products using external foundries. During the third quarter of fiscal 2004, we completed the final internal CMOS wafer fabrication and converted our Tempe manufacturing operations to a dedicated thin film facility to support medical products. During fiscal 2004, we also subcontracted our chip scale packaging requirements and eliminated our internal capability. These changes enabled us to reduce our Tempe related manufacturing costs by approximately $2.0 million during fiscal 2004. Included in fiscal 2004 cost of sales was approximately $1.0 million of charges associated with changes to our internal manufacturing cost structure.

Gross Margin

Fiscal 2005 versus 2004

Gross margin increased by $2.6 million in fiscal 2005 to $23.8 million, which represented a 12% increase from fiscal 2004. Gross margin as a percentage of net sales increased by 50 basis points to 36.1% in fiscal 2005, compared to 35.6% in fiscal 2004.

The increase in gross margin was as follows:

Gross Margin Increase (Decrease), in millions
Cost reductions	$4.8
Volume	4.0
Price change	(1.0)
Net reserve changes	(1.3)
Mix change	(3.9)

$2.6

Product cost reductions were the result of lower subcontractor costs, cost reductions from scaling back and then closing our Tempe wafer fabrication facility and product redesigns.

The increased gross margin from volume was driven by a 77% increase in our mobile handset product sales, offset by reductions in our medical, personal computing and other products. The increase in gross margin from additional volume was offset by the change in mix during fiscal 2005.

The prices for our products in the mobile handset, personal computing and digital consumer markets are normally expected to decline over time. During fiscal 2005, the decrease in prices was primarily in our mobile handset products, which was partially offset by increases in medical products for a net negative impact of $1.0 million.

The change in net inventory reserves was the result of substantially lower sales of previously reserved inventories. During fiscal 2004, we primarily sold the saleable portion of the end of life products that we had reserved in prior periods and during fiscal 2005 a significant portion of the previously reserved end of life inventory was scrapped as there was no longer demand.

The change in product mix was primarily due to a shift to mobile handset products from our medical and other products which had recently been generating above average margins due to end of life pricing and our ability to reduce costs during the shut down related to our medical products exit.

Although our fiscal 2005 gross margin as a percentage of sales improved over fiscal 2004 by 50 basis points to 36.1%, there was a significant variation within the quarters of fiscal 2005. In each of the first two quarters, we generated approximately 40% gross margin, which declined to 36.4% in the third quarter and 26.7% in the fourth quarter. The third quarter was adversely impacted by price declines for some of our core products that exceeded our cost reduction programs, and the proportional decline of our non-core sales which were generating above average margins. The fourth quarter was further impacted by the requirement to recognize larger than normal inventory reserves due to changes in the demand for our older power management products and the further decline in non-core product sales. We expect to improve our gross margin during fiscal 2006 with a goal of returning it to the vicinity of 40% on a quarterly basis.

Fiscal 2004 versus 2003

Gross margin increased by $13.1 million in fiscal 2004 to $21.2 million, which represented a 161% increase from fiscal 2003. Gross margin as a percentage of sales increased by 1630 basis points to 35.6% in fiscal 2004, compared to 19.3% in fiscal 2003.

The increase in gross margin was as follows:

Gross Margin Increase (Decrease), in millions
Volume	$9.5
Cost reductions	5.0
Price change	0.7
Net reserve changes	(0.6)
Mix change	(1.5)

$13.1

The gross margin increase related to was driven by the 41% increase in sales with increases in all areas except for other products.

The product cost reductions were the result of our having implemented a strategy to build our core products using external foundries. During the third quarter of fiscal 2004, we completed the final internal CMOS wafer fabrication and converted our Tempe manufacturing operations to a dedicated thin film facility to support medical products. During fiscal 2004, we also subcontracted our chip scale packaging requirements and eliminated our internal capability. These changes enabled us to reduce our Tempe related manufacturing costs by approximately $2.0 million during fiscal 2004. Included in fiscal 2004 cost of sales was approximately $1.0 million of charges associated with changes to our internal manufacturing cost structure.

The impact of average selling prices was a positive $700,000 to gross margin as the increases in medical products and other products exceeded the declines in the core products.

The net reserve change was due to additional reserves for excess inventory as previously discussed in cost of sales.

The mix change was due to the declining portion of total sales represented by the non core business for which we were able to maximize our return on these products primarily due to their end of life status.

Research and Development.    Research and development expenses consist primarily of compensation and other employee related costs including bonus, prototypes, and masks for the development of new products and process technologies. The increases in research and development expenses for fiscal 2005 compared to fiscal 2004, and for fiscal 2004 compared to fiscal 2003, were as follows:

	Fiscal 2005 compared to Fiscal 2004	Fiscal 2004 compared to Fiscal 2003
Expense increase (decrease) compared to prior fiscal year (in thousands):
Salaries and benefits	$481	$45
Prototype materials	453	348
Depreciation and amortization	167	(10)
Recruiting and travel	(62)	(5)
Other expenses	(190)	139
Bonus expense	(222)	318

	$627	$835

Salaries and benefits increased in fiscal 2005 primarily due to hiring additional engineers to increase new product development activity which in turn resulted in the purchase of additional prototype material as well as equipment and engineering software leading to increased depreciation. Bonus expense declined in fiscal 2005 and increased in fiscal 2004 due to company performance compared to the performance target in each year’s plan.

Research and development expenses were 8% of net sales in each of fiscal 2005 and 2004, and 9% of net sales in fiscal 2003. In the future, we expect research and development to represent 8% to 10% of sales; however, if our sales were to decline in future periods, research and development could represent more than 10% of sales.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and other employee related costs including bonus, sales commissions, marketing and promotional expenses, legal and other professional fees. The increases in selling, general and administrative expense for fiscal 2005 compared to fiscal 2004, and for fiscal 2004 compared to fiscal 2003, were as follows:

	Fiscal 2005 compared to Fiscal 2004	Fiscal 2004 compared to Fiscal 2003
Expense increase (decrease) compared to prior fiscal year (in thousands):
Outside services	$506	$(30)
Salaries and benefits	506	972
Product samples	358	21
Information Technology	322	10
Sales commissions	13	272
Travel	107	(57)
Other expenses	400	(319)
Bonus expense	(956)	1,082

	$1,256	$1,951

Salaries and benefits increased primarily due to additional staffing in sales and marketing during fiscal 2005, and in all functions in fiscal 2004. Bonus expense declined in fiscal 2005 and increased in fiscal 2004 due to company performance compared to the target in each year’s plan. Outside services increased in fiscal 2005 primarily due to our preparation for and compliance with Section 404 of the Sarbanes Oxley Act. Product samples also increased due to additional sales promotion activity and sales commissions increased due to increased sales. Information Technology increased due to our implementation of the Oracle ERP system.

Selling, general and administrative expenses were 20% of sales in each of fiscal 2005 and 2004, and 24% of sales in fiscal 2003. These expenses are expected to increase in dollar terms in the future as sales increase, but at a slower rate than the growth in sales. As a result, we expect a gradual reduction in selling, general and administrative expenses as a percentage of sales in the future; however, if our sales were to decline in future periods or the costs of compliance with Section 404 of the Sarbanes-Oxley Act or other regulatory requirements were to be higher than we expect, Selling, General and Administrative expenses could remain the same or increase as a percentage of sales.

Restructuring Charges.    In fiscal 2005 we undertook a restructuring program to close our Tempe manufacturing facility and reduce certain other staffing. As a result, we recognized $1.3 million of restructuring costs, which were comprised of $410,000 for employee severance, $459,000 for asset impairments and $456,000 for other exit costs. During fiscal 2003, we completed a restructuring program that we initiated during fiscal 2002. The cost to implement the program was slightly less than originally projected and as a result we recognized a $193,000 benefit related to the reversal of the remaining liability during fiscal 2003.

Other Income and Expense.    Other income and expense, which is comprised primarily of interest expense and interest income, was a net income of $129,000 in fiscal 2005, and an expense of $1.1 million in each of fiscal years 2004 and 2003. Our $18.0 million public stock offering in May 2004, combined with our continued profitability in fiscal 2005, increased our liquidity enabling us to repay our Silicon Valley Bank debt and industrial revenue bonds and invest the remaining proceeds in short term investments. Paying off debt reduced our interest expense to $223,000 in fiscal 2005 from $1,161,000 in fiscal 2004. Interest expense in fiscal 2005 and 2004 included $151,000 and $235,000, respectively, of debt issuance costs and prepayment charges. Higher short term investment balances increased our interest income to $514,000 in fiscal 2005 from $67,000 in fiscal 2004. Other expense in fiscal 2004 included a charge of $219,000 related to the issuance costs associated with our industrial revenue bonds that we expensed when we prepaid these bonds in March 2004.

Income Taxes.    In fiscal 2005 our effective tax rate of three percent was the result of our ability to utilize loss carry forwards and other credits, limited by alternative minimum tax provisions. In 2004 and 2003 there was no provision for income taxes due to tax losses incurred during each of these periods. In fiscal 2004, despite our having earned net income on a financial accounting basis, we incurred a loss on a tax basis primarily due to scrapping inventory during the fiscal year. We have provided a valuation allowance against the total deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits. See Note 12 of Notes to Financial Statements. If we are consistently profitable in future periods, we may reverse a portion or all of our valuation allowance. We will continue to evaluate our ability to realize the deferred tax asset.

Net Income (Loss).    For the reasons explained above, we realized net income of $4.0 and $3.6 in fiscal 2005 and 2004, respectively, and a net loss of $6.5 million in fiscal 2003. We were profitable from the second quarter of fiscal 2004 through the third quarter of fiscal 2005. In the fourth quarter of fiscal 2005, we incurred a loss of $991,000, due to lower revenues, the decline in gross margins as described above and the restructuring costs associated with the closure of our Tempe facility. As we accomplish our goal of improving gross margin during fiscal 2006, we expect to return to profitability on a quarterly basis.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Financial Statements. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance (e.g., revenue) or because their application requires significant management judgment, are described in the following paragraphs.

Revenue recognition

Our revenue recognition policy is described in Note 2 of Notes to Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to end user customers, or to distributors that do not receive price concessions and do not have return rights, is recognized upon shipment and transfer of risk of loss, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash. Reserves for sales returns and allowances from end user customers are estimated based on historical experience and management judgment, and are provided for at the time of shipment. At the end of each reporting period, the sufficiency of the reserve for sales returns and allowances is also assessed based on a comparison to authorized returns for which a credit memo has not been issued.

Revenue from sales of our standard products to distributors whose terms provide for price concessions or for product return rights is recognized when the distributor sells the product to an end customer. For our end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor, because our contractual arrangements provide for no right of return or price concessions for those products.

When we sell products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”.

Inventory and related reserves

Our inventory and related reserves policy is described in Note 2 of Notes to Financial Statements. Forecasting customer demand is the factor in our inventory and related reserves policy that involves significant judgments and estimates. We establish a reserve for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand to management’s forecast of customer demand for the next twelve months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. Because a significant portion of our sales are through distributors and the customer demand forecast process may not include all parts, historical trends may also be used in estimating the excess and obsolete inventory reserves. We review our reserve for excess and obsolete inventory on a quarterly basis considering the known facts. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. In fiscal 2005, we wrote down inventory by $1.7 million to reflect our estimates of excess and obsolete inventories. Also in fiscal 2005, we recognized a benefit of approximately $0.5 million relating to the sale of inventory that had been reserved in prior periods. To the extent that our forecast of customer demand materially differs from actual demand, our estimates used in determining cost of sales and gross margin could be impacted.

Impairment of long lived assets

Long lived assets are reviewed for impairment whenever events indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value.

During fiscal 2005 we closed our Tempe, Arizona manufacturing facility and idled most of the facility’s equipment. As a consequence, we took an impairment charge and wrote down the assets’ value by $459,000.

See Note 7 of Notes to Financial Statements.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.

During fiscal years 2002, 2003, and 2004, we had two pending cases in which significant damages were sought for which it was difficult to determine the probability of loss and to estimate the resulting damages. As a result, no accrual was made until we made settlement offers, at which time the amount we offered was accrued. When these cases were settled during the first quarter of fiscal 2005, the settlement had no income statement impact as the settlement amount had been fully accrued during prior periods. During fiscal 2005, we accrued additional costs for other cases that were immaterial to our results of operations.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash and cash equivalents as of March 31, 2005, were $36.1 million, compared to $20.3 million at March 31, 2004.

Operating activities provided $3.2 million of cash in fiscal 2005, due primarily to net income of $4.0 million, non-cash charges that included depreciation and amortization of $1.6 million, fixed asset write-downs of $809,000 and end of life inventory write-downs of $610,000, which were reduced by an increase in accounts receivable of $1.4 million and a reduction in accounts payable and other current liabilities of $1.0 million. In fiscal 2004, operating activities provided $6.7 million of cash, due primarily to net income of $3.6 million, non-cash charges that included depreciation and amortization of $2.5 million and an increase in payables and other current liabilities of $3.4 million which was partially offset by an inventory increase of $3.4 million.

Accounts receivable increased to $7.6 million at March 31, 2005 compared to $6.1 million a year earlier, primarily as a result of higher days sales outstanding. Receivables days sales outstanding were 47 days at March 31, 2005 as compared to 35 days at March 31, 2004. Net inventory was unchanged at $6.5 million at March 31, 2005 and March 31, 2004.

Accounts payable and accrued liabilities totaled $8.3 million at March 31, 2005 compared to $9.3 million at March 31, 2004. The $1.0 million decrease was primarily the result of a smaller accrued bonus liability.

Investing activities during fiscal 2005 used $22.9 million of cash, primarily as the result of our investing the $18.0 million proceeds from our May 2004 public offering. During fiscal 2004, investing activities provided $1.1 million of cash, which was the result of a reduction in restricted cash of $880,000 and proceeds from the sale of fixed assets of $561,000, offset by capital expenditures of $297,000.

Net cash provided by financing activities during fiscal 2005 was $13.2 million and was the result of $20.5 million of net proceeds from the issuance of common stock, offset by debt repayments of $7.2 million. The $20.5 million stock proceeds were comprised of $18.0 million raised in our May 2004 public stock offering, $1.4 million of employee stock purchases and $1.1 million of warrants exercises. Net cash provided by financing activities of $8.0 million in fiscal 2004 was the result of net proceeds from our private placement of common stock of $5.2 million, proceeds from a new term loan from our bank of $4.2 million, proceeds from the issuance of common stock related to employee stock option and employee stock purchase plans of $3.2 million and proceeds from the exercise of common stock warrants of $2.3 million, offset by repayment of long term debt related to the Industrial Revenue Bonds of $6.8 million.

In July 2003, we entered into an agreement to modify a $5.0 million equipment line of credit and a revolving line with our bank. In January 2004, we entered into an amended agreement with the bank that allowed us to borrow up to a total of $11.6 million, including a $5.5 million term loan, an equipment line of credit and a revolving line of credit. The term loan was to be used for general working capital purposes or to pay off indebtedness owing under the Industrial Revenue Bonds related to our Tempe facility, as described in Note 9 of Notes to Financial Statements. We used the term loan to pay off our Industrial Revenue Bonds in March 2004 as discussed in the next paragraph. As of March 31, 2004, $5.3 million was outstanding under the term loan; $1.6 million was outstanding on the equipment line of credit; and there were no borrowings outstanding on the revolving line of credit. On May 4, 2004 we repaid this debt. On September 30, 2004, we entered into an amended loan agreement with the bank. Under this one year agreement, the bank has provided a $15 million credit line, subject to financial and other covenants contained in the agreement. We granted the bank a security interest in all of our assets other than our intellectual property. Borrowings under the agreement bear interest at the current prime rate and is payable monthly. The agreement will expire on September 28, 2005, at which time amounts borrowed must be paid in full. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. At March 31, 2005 the full amount of the credit line was available.

We exercised our call option to repay the Industrial Revenue Bonds on March 1, 2004, using $5.5 million which we borrowed from our bank under a five-year term loan pursuant to an amended loan agreement.

The following table summarizes our contractual obligations as of March 31, 2005:

	Payments due by period (in thousands)
	Fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Beyond Fiscal 2010	Total
Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	100	90	—	—	190
Operating lease obligations	282	9	—	—	291
Purchase obligations	948	133	—	—	1,081

	$1,330	$232	$—	$—	$1,562

We currently anticipate that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for the next twelve months. In addition, we may need to raise additional funds through public or private equity or debt financing in order to expand our operations to the level we desire. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors, other than operating leases and purchase obligations shown above.

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation on our operations, we do not believe inflation has had a material effect on net sales or income.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2005 we held $22.2 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long term debt obligations and their fair value as of March 31, 2005 and 2004. Our long term debt securities mature one and a half years from March 31, 2005 and between one and a half years and five years from March 31, 2004, respectively. The fair value of our long term debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At March 31, 2005:

	Periods of Maturity						Fair Value as of March 31, 2005
	2006	2007	2008	2009	Thereafter	Total
	In thousands
Liabilities:
Long-term debt obligations	$100	$90	$0	$0	$0	$190	$190
Weighted average interest rate	5.99%	5.46%				5.74%

At March 31, 2004:

	Periods of Maturity						Fair Value as of March 31, 2004
	2006	2007	2008	2009	Thereafter	Total
	In thousands
Liabilities:
Long-term debt obligations	$2,568	$1,560	$1,108	$1,100	$916	$7,252	$7,255
Weighted average interest rate	7.42%	7.22%	7.27%	7.25%	7.25%	7.31%

ITEM 8.    Financial Statements and Supplementary Data.

REPORT OF GRANT THORNTON LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

California Micro Devices Corporation

We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 2005 and 2004, and the related statements of operations, shareholders’ equity, and cash flows for the years ended March 31, 2005 and 2004. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation at March 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of California Micro Devices Corporation’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2005 expressed an unqualified opinion on management’s assessment, and an adverse opinion on the effective operation, of internal control over financial reporting.

/s/    GRANT THORNTON LLP

San Jose, California

June 13, 2005

REPORT OF GRANT THORNTON LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders,

California Micro Devices Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that California Micro Devices Corporation (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Control Criteria). California Micro Devices Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of March 31, 2005:

•	A material weakness existed in the Company’s revenue recognition process due to a combination of control deficiencies, including control deficiencies (a) over the verification of revenue cut-off and (b) over the authorization of credit memos.

•	A material weakness existed in the Company’s processes over its receiving of goods and matching to invoices from contract manufacturers which also impacted inventory valuation.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated June 13, 2005 on those financial statements.

In our opinion, management’s assessment that California Micro Devices Corporation did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, California Micro Devices Corporation has not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of California Micro Devices Corporation as of March 31, 2005 and 2004, and the related statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended and our report dated June 13, 2005 expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statement referring to the costs and related benefits of implementing new controls.

/s/    GRANT THORNTON

San Jose, California

June 13, 2005

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

California Micro Devices Corporation

We have audited the statements of operations, shareholders’ equity, and cash flows of California Micro Devices Corporation for the year ended March 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of California Micro Devices Corporation for the year ended March 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Jose, California

May 8, 2003, except for the

fifth paragraph of Note 9,

as to which the date

is June 26, 2003.

CALIFORNIA MICRO DEVICES CORPORATION

BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,
	2005	2004*
ASSETS:
Current assets:
Cash and cash equivalents	$13,830	$20,325
Short-term investments	22,245	—
Accounts receivable, less allowance for doubtful accounts of $74 and $76, respectively	7,574	6,134
Inventories	6,532	6,543
Prepaid expenses and other current assets	1,286	911

Total current assets	51,467	33,913
Property, plant and equipment, net	6,038	6,985
Other long-term assets	172	229

TOTAL ASSETS	$57,677	$41,127

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$4,523	$4,705
Accrued liabilities	3,762	4,560
Deferred margin on shipments to distributors	2,520	2,459
Current maturities of long-term debt and capital lease obligations	100	2,568

Total current liabilities	10,905	14,292
Long-term debt and capital leases, less current maturities	90	4,684
Other long-term liabilities	21	33

Total liabilities	11,016	19,009

Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; 50,000,000 and 25,000,000 shares authorized as of March 31, 2005 and March 31, 2004, respectively; shares issued and outstanding: 21,605,315 as of March 31, 2005 and 19,788,088 as of March 31, 2004	105,494	84,991
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(58,831)	(62,873)

Total shareholders’ equity	46,661	22,118

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$57,677	$41,127

*Restated.	See Note 19 of Notes to Financial Statements.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended March 31,
	2005	2004*	2003
Net sales	$65,869	$59,560	$42,184
Cost and expenses:
Cost of sales	42,085	38,373	34,051
Research and development	5,181	4,554	3,719
Selling, general and administrative	13,240	11,984	10,033
Restructuring	1,325	—	(193)

Total costs and expenses	61,831	54,911	47,610

Operating income (loss)	4,038	4,649	(5,426)
Interest expense	223	1,161	1,048
Interest and other (income) expense, net	(352)	(84)	17

Income (loss) before income taxes	4,167	3,572	(6,491)
Income taxes	125	—	—

Net income (loss)	$4,042	$3,572	$(6,491)

Net income (loss) per share—basic	$0.19	$0.20	$(0.44)

Weighted average common shares outstanding—basic	21,318	18,061	14,717

Net income (loss) per share—diluted	$0.18	$0.19	$(0.44)

Weighted average common shares and share equivalents outstanding—diluted	22,582	19,064	14,717

*	Restated. See Note 19 of Notes to Financial Statements.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at March 31, 2002	13,851	$67,732	$(59,954)	$2	$7,780
Exercise of stock options	387	1,358	—	—	1,358
Issuance of common stock through employee stock purchase plan	124	483	—	—	483
Issuance of common stock and warrants in private placement, net of issuance costs	1,519	4,600	—	—	4,600
Stock-based compensation	—	67	—	—	67
Components of comprehensive loss:
Net loss	—	—	(6,491)	—	(6,491)
Unrealized loss on available-for-sale securities	—	—	—	(2)	(2)

Comprehensive loss					(6,493)

Balance at March 31, 2003	15,881	74,240	(66,445)	—	7,795
Exercise of stock options	540	2,884	—	—	2,884
Issuance of common stock through employee stock purchase plan	116	286	—	—	286
Issuance of common stock and warrants in private placement, net of issuance costs	2,444	5,162	—	—	5,162
Exercise of common stock warrants	762	2,325	—	—	2,325
Stock-based compensation	45	94	—	—	94
Components of comprehensive income:
Net income*	—	—	3,572	—	3,572

Comprehensive income*					3,572

Balance at March 31, 2004*	19,788	84,991	(62,873)	—	22,118
Exercise of stock options	178	800	—	—	800
Exercise of common stock warrants	266	1,108	—	—	1,108
Issuance of common stock through employee stock purchase plan	73	562	—	—	562
Issuance of stock through public offering, net of issuance costs	1,300	18,015	—	—	18,015
Stock-based compensation	—	18	—	—	18
Components of comprehensive income:
Net income	—	—	4,042	—	4,042
Unrealized loss on available-for-sale securities	—	—	—	(2)	(2)

Comprehensive income					4,040

Balance at March 31, 2005	21,605	$105,494	$(58,831)	$(2)	$46,661

*	Restated. See Note 19 of Notes to Financial Statements.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2005	2004*	2003
Cash flows from operating activities:
Net income (loss)	$4,042	$3,572	$(6,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,438	2,253	2,578
Amortization	117	256	54
Amortization of investment purchase discounts	(318)	—	—
Provision for discontinued inventory	610	398	670
Write-down of fixed assets	809	485	—
(Gain) loss on disposal of fixed assets	(154)	79	—
Stock-based compensation	18	94	67
Changes in assets and liabilities:
Accounts receivable	(1,440)	(853)	(720)
Inventories	(599)	(3,364)	(1,463)
Prepaid expenses and other current assets	(375)	(259)	27
Other long-term assets	—	(49)	801
Accounts payable and other current liabilities	(980)	3,439	(3,604)
Deferred margin on shipments to distributors	61	586	680
Other long-term liabilities	(12)	32	(509)

Net cash provided by (used in) operating activities	3,217	6,669	(7,910)

Cash flows from investing activities:
Purchases of short-term investments	(122,921)	—	—
Sales of short-term investments	100,992	—	298
Proceeds from sale of fixed assets	943	561	—
Capital expenditures	(1,903)	(297)	(1,770)
Net change in restricted cash	—	880	8

Net cash (used in) provided by investing activities	(22,889)	1,144	(1,464)

Cash flows from financing activities:
Repayments of capital lease obligations	(104)	(19)	(13)
Borrowings of long-term debt	—	4,150	4,810
Repayments of long-term debt	(7,204)	(6,789)	(4,291)
Net proceeds from issuance of common stock	20,485	10,657	6,441

Net cash provided by financing activities	13,177	7,999	6,947

Net (decrease) increase in cash and cash equivalents	(6,495)	15,812	(2,427)
Cash and cash equivalents at beginning of period	20,325	4,513	6,940

Cash and cash equivalents at end of period	$13,830	$20,325	$4,513

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90	$965	$991

Income taxes	$120	$—	$—

Supplemental disclosure of non-cash investing activity:
Fixed asset acquired under capital lease	$246	$—	$—

*	Restated. See Note 19 of Notes to Financial Statements.

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.    THE COMPANY

We design and sell application specific analog semiconductor products for high volume applications in the mobile handset, personal computing and digital consumer electronics markets, which we describe as our core markets. We are a leading supplier of application specific integrated passive (ASIP™) devices for mobile handsets that provide electromagnetic interference (EMI) filtering and electrostatic discharge (ESD) protection and of ASIP devices for personal computers, personal computer peripherals and digital consumer electronics that provide low capacitance ESD protection. Both types of ASIP devices are used primarily to protect various interfaces, both external and internal, used in our customers’ products. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single chip solution. They occupy significantly less space, cost our customers less, taking into account the total cost of implementation, and offer increased performance and reliability compared to traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality.

We also offer selected active analog devices that complement our ASIP devices. They include integrated LED drivers and interface circuits for mobile handsets and power management devices for digital consumer electronics products. Our active analog device solutions use industry standard manufacturing processes for cost effectiveness.

Within the past four years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to less than 200 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to 129 million units in the quarter ended March 31, 2005.

End customers for our semiconductor products are original equipment manufacturers (OEMs) including Dell Inc., Hewlett-Packard Company, Kyocera Wireless Corp., LG Electronics, Motorola, Inc, Pantech Co., Ltd., Samsung Electronics Co., Ltd. and Sony Corporation. We sell to some of these end customers through original design manufacturers (ODMs), including Arima Computer Corporation, BenQ Corporation, Compal Electronics, Inc. and Quanta Computer, Inc., and contract electronics manufacturers (CEMs), including Foxconn (Hon Hai Precision Industry Co., Ltd.) and Solectron Corporation. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our semiconductor products.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the accompanying financial statements, fiscal 2005, 2004, and 2003 refer to the twelve months ended March 31, 2005, 2004, and 2003, respectively. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2005 presentation.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and money market funds.

Short term Investments

Short term investments represent investments in debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 365 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in interest and other (income) expense, net. The cost of securities sold is based on the specific identification method.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets, or the remaining lease term. Estimated useful lives of assets are as follows:

Buildings	40 years
Machinery and equipment	5-7 years

We review our long lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors that could trigger an impairment review include adverse operating results or a change in business strategy. An impairment loss is recognized if the sum of the undiscounted projected future cash flows from the use of the asset over its remaining life is less than the carrying value of the asset. The impairment loss is the difference. See Note 7 for additional information regarding asset impairments.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to end user customers, or to distributors that do not receive price concessions and do not have return rights, is recognized upon shipment and transfer of risk of loss if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash. Reserves for sales returns and allowances from end user customers are estimated based on historical experience and management judgement and are provided for at the time of shipment. At the end of each reporting period, the sufficiency of the reserve for sales returns and allowances is also assessed based on a comparison to authorized returns for which a credit memo has not been issued.

Revenue from sales of our standard products to distributors whose terms provide for price concessions or for product return rights is recognized when the distributor sells the product to an end customer. For our end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor, because our contractual arrangements provide for no right of return or price concessions for those products.

When we sell products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We provide an allowance for specific customer accounts receivable balances where collection is doubtful plus a general allowance against other accounts receivable based on our historical collections experience. Our policy is to partially or fully reserve receivables that are 90 days old or more while at the same time continuing efforts to collect payment from the customer. If we determine that a customer invoice cannot be collected, we write off the invoice against the allowance for doubtful accounts. If a receivable that has been written off is subsequently collected, we record a benefit to the income statement. We recorded no bad debt expense in fiscal 2005, a $61,000 benefit in fiscal 2004 and a $23,000 expense in fiscal 2003.

Other

We provide a one-year warranty that our products will be free from defects in material and workmanship and will substantially conform in all material respects to our most recently published applicable specifications. We have experienced minimal warranty claims in the past, and we accrue for such contingencies in our sales returns and allowances reserve.

We expense all research and development and advertising costs as incurred. Advertising expense was immaterial for fiscal years 2005, 2004 and 2003.

Customers generally pay for the cost of shipping their product from our manufacturing locations. In the few cases where we pay for some or all of the freight costs, they are expensed to cost of sales.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Income (Loss) Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the additional shares issuable upon the assumed exercise of stock options and other dilutive securities. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2005	2004*	2003
	(in thousands, except per share amounts)
Net income (loss)	$4,042	$3,572	$(6,491)
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	21,318	18,061	14,717

Effect of dilutive securities:
Employee stock options	1,103	782	—
Warrants	161	221	—

Effect of dilutive securities	1,264	1,003	—

Diluted shares	22,582	19,064	14,717

Net income (loss) per share:
Basic	$0.19	$0.20	$(0.44)

Diluted	$0.18	$0.19	$(0.44)

*	Restated. See Note 19 of Notes to Financial Statements.

In fiscal 2005, 2004 and 2003, options to purchase 563,881, 1,410,492 and 2,842,911, respectively, shares of the Company’s stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive, and in fiscal 2004 and 2003, warrants to purchase 241,834 and 271,459, respectively, shares of the Company’s stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options and warrants are antidilutive when the exercise price of the securities is greater than the average market price of the common shares for the period or when the results from operations are a net loss.

Stock Based Compensation

As allowed under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” along with the adopted disclosures of SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123”, we account for our employee stock plans in accordance with the provisions of Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and have adopted the disclosure only provisions of SFAS 123. Stock based awards to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Fair value for these awards is calculated using the Black-Scholes option-pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, estimated time until exercise of the option, and our dividend yield. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. The calculation of fair value is highly sensitive to the expected life of the stock based award and the expected volatility of our stock, both of which we estimate based primarily on historical

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

experience. As a result, the pro forma disclosures are not necessarily indicative of pro forma effects on reported financial results for future years.

During fiscal 2005 we recognized $17,000 and $1,000 of compensation expense in the income statement for stock based compensation awards to employees and consultants, respectively. However, we generally recognize no compensation expense with respect to employee stock grants, as the exercise price is at or above the market price as of the date of grant. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income (loss) and net income (loss) per share would have been revised to the pro forma amounts below. For pro forma purposes, the estimated fair value of our stock based grants is amortized over the options’ vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

	Year Ended March 31,
	2005	2004*	2003
Net income (loss)
As reported	$4,042	$3,572	$(6,491)
Add: stock-based employee compensation expense included in reported results	17	94	67
Add: stock-based consultant compensation expense included in reported results	1	—	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,106)	(2,210)	(3,663)

Pro forma net income (loss)	$954	$1,456	$(10,087)

Basic net income (loss) per share
As reported	$0.19	$0.20	$(0.44)
Pro forma	$0.04	$0.08	$(0.69)
Diluted net income (loss) per share
As reported	$0.18	$0.19	$(0.44)
Pro forma	$0.04	$0.08	$(0.69)

*	Restated. See Note 19 of Notes to Financial Statements.

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Year Ended March 31,
	2005	2004	2003
Employee Stock Options:
Expected life in years	4.01	3.48	3.89
Volatility	0.87	0.97	1.02
Risk-free interest rate	3.25%	2.64%	3.02%
Dividend Yield	0%	0%	0%
Employee Stock Purchase Plan:
Expected life in years	0.49	0.41	0.49
Volatility	0.62	0.74	0.51
Risk-free interest rate	1.86%	1.51%	1.82%
Dividend Yield	0%	0%	0%

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average fair value of stock options granted in fiscal 2005, 2004 and 2003 was $4.47, $2.44 and $3.69 per share, respectively. The weighted average fair value of the option element of the 1995 Employee Stock Purchase Plan stock granted in fiscal 2005, 2004 and 2003 was $3.39, $1.58 and $1.43 per share, respectively. The option element in the 1995 Employee Stock Purchase Plan is related to the 15% discount that is provided to employees. See Note 15.

Comprehensive Income

Accumulated other comprehensive income presented in the accompanying balance sheets consists of the accumulated net unrealized gains or losses on available for sale securities. Accumulated other comprehensive loss was $2,000 at March 31, 2005 and $0 at March 31, 2004. For the year ended March 31, 2005, no amount was classified out of accumulated other comprehensive income into earnings. For the year ended March 31, 2004, $2,000 was reclassified out accumulated other comprehensive loss into earnings.

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

Recent Accounting Pronouncements

In November 2004, the FASB’s Emerging Issues Task Force ratified EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, in Determining Whether to Report Discontinued Operations”. The EITF provides guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. We do not believe that our adoption of the requirements of EITF No. 03-13 on April 1, 2005 will have a material effect on our financial position, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The new standard requires companies to recognize compensation cost relating to share based payment transactions in their financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also includes some changes regarding the timing of expense recognition and the treatment of forfeitures. SFAS 123(R) indicates that it is effective for reporting periods beginning after June 15, 2005. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. We plan to adopt SFAS 123R effective April 1, 2006 as permitted by the SEC. We are currently evaluating the impact SFAS 123(R) and SAB 107 will have on our financial statements.

3.    CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

The following is a summary of cash, cash equivalents and marketable securities at March 31, 2005 and March 31, 2004, respectively:

	March 31,
	2005	2004
	(in thousands)
Money market funds	$13,830	$20,325

Total cash and cash equivalents	$13,830	$20,325

At March 31, 2005 and March 31, 2004 we held a zero cash balance, because the rate of interest we earn on our money market funds exceeds the rate of interest we earn on our cash funds and we are able to immediately draw upon our money market funds to pay our vendors and our employees.

At March 31, 2005 we held $22.2 million of short term investments. At March 31, 2004 we held no short term investments.

4.    CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk consist primarily of cash equivalents, short term investments and trade accounts receivable.

We use one financial institution for our banking activities and place our cash in short term money markets funds. Our balances exceed those insured by the Federal Deposit Insurance Corporation.

Our short term investments are in investment grade debt instruments with maturities of less than one year. Our investment policy limits the exposure to a single issuer to the larger of 10% of our portfolio or $1 million, whichever is greater. Otherwise, our only protection is based on the credit rating.

At March 31, 2005 and 2004, our three largest customer receivable balances accounted for approximately 60% and 46% of net accounts receivable, respectively. We extend credit to these customers, and management believes that the receivable balances from these large customers are collectible based on our assessment of their financial condition and our past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

5.    CONCENTRATION OF OTHER RISKS

Markets

We sell our products into the mobile handset, personal computer, computer peripheral and digital consumer electronics markets, which are characterized by rapid technology change, intense competitive pressure and volatile demand patterns. Each of these factors either singularly or together in one or more of these markets could

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

result in a rapid change in demand for our products which could result in reduced revenue, operating losses and the obsolescence of our inventory.

Customers

We focus our sales effort on the leaders in our core markets and depend on a few customers for a large portion of our revenue. In addition, our sales are not subject to long term contracts but rather to customer purchase orders which are placed on a short lead time to shipment.

During fiscal 2005, two of our end customers represented 36% of our revenue, and two of our distributors represented another 26% of our revenue. During fiscal 2004, two of our end customers represented a combined 33% of our revenue, and one of our distributors represented 14% of our revenue. In fiscal 2003, two of our end customers represented a combined 29% of our revenue, and one of our distributors represented 12% of our revenue. The loss of any of our major customers could have a substantial negative effect on our revenues and profitability.

We also have a geographical concentration, with international sales accounting for 75% of our net sales in fiscal 2005. Disruptions in international markets could have a substantial negative effect on our revenues and profitability.

Foundry Partners and Subcontractors

We outsource all of our manufacturing. We primarily rely on two companies, ASMC in China and Sanyo in Japan, to fabricate wafers for our products and we use companies, primarily in Thailand, China and Taiwan, to assemble, package and test our products.

Supplier and industry risks associated with outsourced manufacturing that could limit our suppliers’ ability to supply products to us involve production capacity, delivery schedules, quality assurance and production costs. Other risks include the potential for unfavorable economic conditions, political strife, prolonged work stoppages, natural or manmade disasters, power shortages and other phenomena.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.    BALANCE SHEET COMPONENTS

	March 31,
	2005	2004*
Inventories(1):
Raw materials	$—	$92
Work in process	2,182	3,345
Finished goods	4,350	3,106

	$6,532	$6,543

Property, plant and equipment:
Land	$137	$137
Building	2,446	2,447
Machinery and equipment	11,138	18,768

	$13,721	$21,352

Less: accumulated depreciation and amortization	(7,683)	(14,367)

	$6,038	$6,985

Accrued liabilities:
Accrued salaries and benefits	$1,248	$3,327
Other accrued liabilities	2,514	1,233

	$3,762	$4,560

(1)	Inventory balances by stage at March 31, 2004 have been reclassified from amounts shown in our financial statements for the year ended March 31, 2004, to apportion inventory reserves in the same manner as presented for March 31, 2005.
*	Restated. See Note 19 of Notes to Financial Statements.

7.    RESTRUCTURING, ASSET IMPAIRMENT AND INFRASTRUCTURE ALIGNMENT

Fiscal 2005 Restructuring Plan

On October 19, 2004, our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The action was the result of our strategic plan to focus our product development and sales and marketing efforts on selected markets and outsource our manufacturing operations. The Tempe wafer fabrication facility was the final internal manufacturing operation to be closed. The plan identified employees to be terminated, impaired assets consisting of real estate and manufacturing equipment, and other shutdown costs. On March 31, 2005 our board of directors approved the termination of additional employees as a modification to the original plan.

Employee terminations are as follows:

Adjusted Plan	Less: Employees Terminated During Fiscal 2005	Employees to Be Terminated After March 31, 2005
54	(46)	8

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. The costs to shut down the Tempe facility are as follows (in thousands):

	Total Expected Restructuring Cost	Restructuring Expense During Fiscal 2005	Accrued Restructuring Liability at March 31, 2005
Employee severance	$410	$410	$125
Write-down of fixed assets	459	459	—
Other exit costs	656	456	36

Total restructuring expense	$1,525	$1,325	$161

We expect to incur $200,000 of additional expense during the first quarter of fiscal 2006 to maintain the Tempe site and for additional potential selling costs.

We classified our Tempe real estate and manufacturing equipment as held for sale as of December 31, 2004. After recording the $459,000 write-down as described above and selling many of the assets, the carrying value of the remaining assets at March 31, 2005 was as follows (in thousands):

Land and building
Sales price	$1,900
Less selling costs	(197)

Net proceeds	1,703
Manufacturing equipment	—

$1,703

In May 2005 we entered into an agreement to sell the Tempe land and building to Microchip Technology, with an expected close date in June 2005.

Fiscal 2004 Infrastructure Alignment Plan

On September 29, 2003, the Board of Directors approved a plan to align our internal manufacturing operations to current business requirements. The plan provided for the termination of 61 employees for which severance costs of approximately $343,000 were recorded, of which $62,000 was later reversed based on updated information, for a net charge of $281,000. As part of the infrastructure alignment plan, we also identified surplus capital equipment, with a total estimated loss on either sale or abandonment of approximately $534,000. The losses exceeded our estimate by approximately $149,000 due to our inability to sell some capital equipment items at the originally projected prices. The estimated loss on sale or abandonment was calculated as the difference between the estimated proceeds on the sale of the assets and the net book value of the assets.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The infrastructure alignment costs are shown in the statement of operations in the line item titled “Cost of Sales”. During fiscal 2004, we recorded the following amounts in relation to the infrastructure alignment plan (in thousands):

	Expense During Fiscal 2004	Cash Costs	Accrued Liability
			Expense Accrued During Fiscal 2004	Less: Costs Incurred	Liability at March 31, 2004
Employee severance	$343	$173	$281	$(173)	$108
Write-down of fixed assets	534	—	—	—	—

Total	$877	$173	$281	$(173)	$108

There was no restructuring liability at March 31, 2005 in relation to the fiscal 2004 infrastructure alignment plan.

Fiscal 2002 Restructuring Plan

During fiscal 2003, we completed the restructuring program approved by the Board of Directors in the second quarter of fiscal 2002, in which we streamlined our manufacturing operations and focused our business on products and markets in which we had, or believed we could achieve a leadership position while leveraging our core technology strengths. Key parts of this strategy included the plan to outsource a significant portion of our wafer manufacturing to an independent foundry and to discontinue certain older products.

In connection with outsourcing a significant portion of our wafer manufacturing, we consolidated all of our internal wafer fabrication activities and chip scale packaging activities into our Tempe, Arizona facility with selected high value backend manufacturing activities continuing at our Milpitas, California headquarters. In connection with these actions, we recorded restructuring and asset impairment charges of $4.2 million in the year ended March 31, 2002, which was reflected in operating expenses as restructuring charges. The restructuring program included workforce reduction and lease termination costs. At the end of the third quarter of fiscal 2003, we determined that our original estimate of restructuring costs exceeded the actual amount required to complete the plan. Therefore, we reversed the remaining restructuring liability of $193,000 as a benefit to operations. There was no restructuring liability remaining at March 31, 2003 or 2004.

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. Fiscal 2003 expenses and cash flows related to the 2002 Restructuring Plan were as follows (in thousands):

	Expense During Fiscal 2003	Cash Outflow During Fiscal 2003
Employee severance	$(106)	$332
Write-down of fixed assets	—	—
Other exit costs	(87)	186

Total	$(193)	$518

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short term investments are based on quoted market prices.

The carrying and estimated fair values of our long term debt are follows (in thousands):

	March 31,
	2005		2004
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt obligations	$190	$190	$7,252	$7,255

The fair value of our long term debt obligations is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

9.    LONG TERM DEBT

Long term debt consisted of the following (in thousands):

	March 31,
	2005	2004
Silicon Valley Bank term loan due through January 2009	$—	$5,316
Silicon Valley Bank equipment financing facilities due through September 2005	—	1,608
Epic equipment financing agreement due through March 2005	—	280
Synopsys (2005) and Dell (2004) capital lease agreements	190	48

	190	7,252
Less current maturities	(100)	(2,568)

	$90	$4,684

Long term debt at March 31, 2005 is comprised solely of capital leases. As of March 31, 2005, total capital lease obligations were $190,000, due in monthly or annual installments with interest rates ranging from 5% to 12.6%. Future maturities of capital lease obligations at March 31, 2005 are as follows (in thousands):

	Principal	Interest	Total
2006	$100	$10	$110
2007	90	9	99

	$190	$19	$209

Amortization expense for fixed assets purchased under capital leases is included in amortization on our statements of cash flows.

In September 2004 we entered into a three year software lease with Synopsys, which we accounted for as a capital lease. Under the agreement, we capitalized $246,000 and made the first of three annual lease payments of

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

$82,000 in October 2004. The outstanding capital lease obligation as of March 31, 2005 was $164,000. During fiscal 2005 we paid $10,000 of interest on this obligation, of which $5,000 was capitalized as prepaid interest at March 31, 2005 and $5,000 was amortized as interest expense.

Total fixed assets purchased under capital leases and the associated accumulated amortization are classified in machinery and equipment and were as follows (in thousands):

	March 31,
	2005	2004
Capitalized cost	$356	$80
Accumulated amortization	(94)	(33)

Net book value	$262	$47

In June 2003, we entered into an agreement to modify a $5.0 million equipment line of credit and a revolving line with Silicon Valley Bank. In January 2004, we entered into an amended agreement with the bank that allowed us to borrow up to a total of $11.6 million, including a $5.5 million term loan, an equipment line of credit and a revolving line of credit, for which there were $70,000 of commitment and related fees. We used the term loan to pay off our Industrial Revenue Bonds in March 2004 and recognized a $219,000 loss on the early extinguishment of the bonds for debt issuance costs. As of March 31, 2004, $5.3 million was outstanding under the term loan; $1.6 million was outstanding on the equipment line of credit; and there were no borrowings outstanding on the revolving line of credit. On May 4, 2004 we repaid this debt. On September 30, 2004, we entered into an amended loan agreement with the bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank has provided a $15 million credit line, subject to financial and other covenants contained in the agreement. We granted the bank a security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. Accrued interest is payable monthly. The agreement will expire on September 28, 2005, at which time any amounts borrowed must be paid in full. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. We did not borrow against the bank credit line during fiscal 2005.

During fiscal 2003, we entered into new capital leases to finance equipment purchases. The total outstanding capital lease obligations were $26,000 at March 31, 2005, due in monthly installments with interest rates ranging from 10.4% to 12.6%. Fixed assets purchased under capital leases, net of associated accumulated depreciation, were not material as of March 31, 2005 and 2004.

In March 2001, we entered into an equipment financing agreement that allowed us to finance $975,000 of equipment over a term of 4 years with interest at 9.6% payable in 48 installments of approximately $25,000 per month. At March 31, 2005 no balance was owed under the agreement.

10.    COMMITMENTS

Operating Leases

We lease our headquarters and sales offices under operating leases. As of March 31, 2005, the leases were set to expire at various dates in fiscal 2006 and fiscal 2007. In May 2005 we entered into a new lease for our headquarters through November 2010; see Note 21 of Notes to Financial Statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The lease for our Milpitas headquarters office includes a rent escalation provision. We recognize rent expense on a straight line basis.

Future minimum lease payments under non cancelable operating lease agreements having an initial or remaining term in excess of one year at March 31, 2005 are as follows (fiscal years ending March 31, in thousands):

Payments Due by Fiscal Year
2006	2007	Total
$282	$9	$291

Rent expense was approximately $505,000, $535,000 and $719,000 in fiscal 2005, 2004 and 2003, respectively. There was no sublease income in fiscal 2005, 2004 or 2003.

Purchase Obligations

Unconditional purchase obligations are comprised of wafer fabrication services and industrial gases. As of March 31, 2005 our unconditional purchase obligations were as follows:

Payments Due by Fiscal Year
2006	2007	2008	2009	2010	Total
$948	$89	$44	$—	$—	$1,081

11.    COMPREHENSIVE INCOME

Comprehensive income is principally comprised of net income and unrealized gains or losses on our available for sale securities. Comprehensive income for the years ended March 31, 2005 and 2004 was as follows (in thousands):

	2005	2004*
Net income	$4,042	$3,572
Unrealized loss on available for sale securities	(2)	—

Comprehensive income	$4,040	$3,572

*	Restated. See Note 19 of Notes to Financial Statements.

12.    INCOME TAXES

Our income tax provision consisted of the following (in thousands):

	Year Ended March 31,
	2005	2004	2003
Current:
Federal	$116	$—	$—
State	9	—	—

Provision for income taxes	$125	$—	$—

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 34% to the income (loss) before income taxes for the years ended March 31, 2005, March 31, 2004 and March 31, 2003. The principal reasons for this difference are as follows:

	Year Ended March 31,
	2005	2004	2003
Income tax expense (benefit) at U.S. statutory rate	$1,417	$1,214	$(2,207)
Losses with no current tax benefit	—	556	2,207
Losses benefitted	(1,351)	—	—
Other	189	—	—
Valuation Allowance	(130)	(1,770)	—

Provision for income taxes	$125	$—	$—

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2005	2004
Deferred Tax Assets:
Net operating losses	$22,512	$23,920
Research credits	477	437
Inventory reserve	457	832
Other non-deductible accruals and reserves	2,061	1,877

Total deferred tax assets	25,507	27,066
Valuation allowance	(24,763)	(26,226)

Net deferred tax assets	744	840
Deferred tax liabilities:
Tax over book depreciation	744	840

Total net deferred tax assets	$—	$—

Statement of Financial Accounting Standard No. 109 (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against net deferred tax assets. We will continue to evaluate our ability to realize the deferred tax asset on a quarterly basis. The valuation allowance decreased by $1,463,000 during the year ended March 31, 2005, decreased by $2,526,000 during the year ended March 31, 2004 and increased by $1,868,000 during the year ended March 31, 2003. Approximately $3,560,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.

As of March 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $64,000,000 and $12,000,000 respectively, which expire in the years 2006 through 2024, and federal and state research and development credits of approximately $200,000 and $420,000, respectively. The federal research and development tax credits expire in 2008, while the state research and development tax credits carry forward indefinitely.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Utilization of our net operating loss may be subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss before utilization.

13.    INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, were as follows (in thousands):

	Year Ended March 31,
	2005	2004	2003
Interest income	$514	$67	$79
Other expense	(162)	17	(96)

	$352	$84	$(17)

Interest income reflects the amounts earned from investments in cash equivalents and short term securities.

14.    CAPITAL STOCK

Common Stock

On May 3, 2004, we closed our public offering of 1,300,000 shares of common stock at a price of $15.00 per share with net proceeds of $18.0 million, after deducting the underwriting discount and offering expenses. We also granted the underwriters the right to purchase up to an additional 195,000 shares of common stock to cover over-allotments, if any, at any time on or before May 26, 2004. The over-allotment option was not exercised and expired on May 26, 2004.

In July 2003, we entered into a stock and warrant purchase agreement pursuant to which we (1) sold 2,444,244 shares of common stock at $2.25 per share with net proceeds of $5.2 million and (2) granted 733,273 five-year warrants to purchase shares of common stock with an exercise price of $3.00 per share. At our option, the warrant holders were obligated to exercise their warrants during the 30 days following notice from us that the closing price of our stock had equaled or exceeded $5.00 for 20 consecutive trading days. To the extent the warrants were not exercised during this 30-day notice period, we could have, but were not obligated to, terminate the warrants upon a follow-on notice to the warrant holders. The warrants were immediately exercisable and expire five years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model assuming volatility of .97, expected life of 5 years, risk free interest rate of 3.38% and no dividend yield, was approximately $1.6 million, or $2.20 per share, and was recorded as common stock on the balance sheet. In July 2003, we also granted an aggregate of 73,326 warrants to our two placement agents related to the stock and warrant financing. These warrants contain similar terms to the warrants granted to our investors except that such warrants were for a three-year term and could not be exercised until nine months after their date of grant. The warrants were immediately exercisable and expire three years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model assuming volatility of .97, expected life of 3 years, risk free interest rate of 2.33% and no dividend yield, was approximately $132,000, or $1.81 per share, and was recorded as common stock on the balance sheet. As required under the stock and warrant purchase agreements, and our engagement letter with the placement agents, we registered the shares we sold and the shares underlying the warrants we granted for resale to the public under the Federal Securities Act of 1933, as amended, pursuant to a registration statement declared effective on September 25, 2003. During October 2003, we gave the investors notice as described above. During October and November 2003, these investors exercised their 733,273 warrants resulting in total proceeds of $2.2 million. During May 2004, one of the placement agents exercised its 36,663 warrants, resulting in total proceeds of $110,000.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2002, in a private placement, we entered into stock and warrant purchase agreements pursuant to which we (1) sold 1,519,000 shares of no par value common stock at $3.40 per share and (2) granted 424,417 warrants to purchase shares of common stock with an exercise price of $4.36 per share, raising net cash proceeds of $4.6 million. The warrants were immediately exercisable and expire three years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model assuming volatility of .573, expected life of 3 years, risk free interest rate of 2.32% and no dividend yield, was approximately $577,000, or $1.36 per share, and was recorded as common stock on the balance sheet. During fiscal 2004 investors in the November 2002 private placement exercised an aggregate of 28,609 warrants resulting in total proceeds of $125,000. In May, June, October and November 2004, several of the investors and one of the placement agents exercised a total of 228,929 warrants, resulting in total proceeds of $988,000.

In December 2001, in a private placement, we sold 2,000,000 shares of our no par value common stock at $4.11 per share, yielding gross cash proceeds of $8.2 million. Cash offering expenses of approximately $609,000 were offset against the proceeds for net cash proceeds of $7.6 million. In addition to cash expenses, we issued the placement agent warrants to purchase up to 59,250 shares of our common stock at an exercise price of $4.11 per share. The warrants were immediately exercisable and expire five years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model assuming volatility of .95, expected life of 5 years, risk free interest rate of 5.83% and no dividend yield, was approximately $187,000, or $3.16 per share, and was recorded as common stock on the balance sheet.

At March 31, 2005, there were 262,792 warrants outstanding.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 is designated Series A Participating Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2005 and 2004.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

15.    EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION

401(K) Savings Plan

We maintain a 401(k) Savings Plan covering substantially all of our employees. Under the plan, contributions from eligible employees are matched by the Company at a rate of 50% up to a maximum of 6% of the employee’s compensation. Employees’ contributions are fully vested at all times, and the Company’s contributions vest incrementally over a two year period. During fiscal 2005, 2004 and 2003, we expensed $212,000, $130,000 and $207,000, respectively, relating to our contributions under the plan. During the period January 1, 2003 through October 1, 2003, we suspended our policy of matching participants’ contributions.

Nonqualified Deferred Compensation Plan

In April 1997, we implemented a nonqualified deferred compensation plan for the benefit of eligible employees. As of January 1, 2003 the Nonqualified Deferred Compensation plan was terminated and as of March 31, 2003 all monies in the trust assets were refunded to the participants. This plan was designed to permit certain discretionary employer contributions in excess of the tax limits applicable to the 401(k) plan and to permit employee deferrals in excess of certain tax limits. Company assets that were earmarked to pay benefits under the plan were held by a rabbi trust. The diversified assets held by the rabbi trust were classified as trading securities and were recorded at fair market value with changes recorded to other income and expense. The assets were classified within other long term assets on the balance sheet. Changes in the liability related to the rabbi trust account were recorded as adjustments to compensation expense. In fiscal 2003, we recorded a benefit to compensation expense of $90,000 due to the decrease in the market value of the trust assets, with the same amount being recorded as a loss in other (income) expense. We did not make any contributions under the plan in fiscal 2003. The balance in this account was zero at March 31, 2005, March 31, 2004 and March 31, 2003.

Stock Option Plans

2004 Omnibus Incentive Compensation Plan

In August 2004 our shareholders approved the 2004 Omnibus Incentive Compensation Plan, which succeeded the 1995 Plan and the Directors’ Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options. A total of 1,070,000 shares of Common Stock were reserved for issuance under the 2004 Plan. Any shares granted as options or stock appreciation rights are counted against this limit as one share for every one share granted. Any shares granted as awards other than options or stock appreciation rights are counted against this limit as two shares for every one share granted. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. If any outstanding option under the 1995 Plan or the Directors’ Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). The Code currently limits to $100,000 the aggregate value of Common Stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

by the Company. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. There is no limitation on the amount of common stock to which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without shareholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). As of March 31, 2005, 649,125 shares were available for future issuance under the 2004 Plan.

1995 Employee Stock Option Plan and 1995 Non-Employee Directors Plan

The 1995 Employee Stock Option Plan (“1995 Plan”) was administered by a compensation committee consisting of not less than two qualified directors. The 1995 Non-Employee Directors Plan (the “Directors Plan”) was administered by not less than three members of the Board of Directors and the amount of shares granted to the directors on an annual basis were fixed in amount, as approved by the shareholders.

Under our 1995 Plan, nonqualified stock options were granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant. Incentive stock options could also be granted to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant. In fiscal 2004, the number of shares authorized for issuance under the 1995 Plan was increased by 630,000 shares bringing the total authorized shares under the 1995 Plan to 4,745,000. As of March 31, 2005 46,000 shares remained for future grants under the Plan for our employees and consultants in the United Kingdom.

The Directors Plan provided for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. In fiscal 2003, the number of shares authorized for issuance under the Directors Plan was increased by 60,000 shares bringing the total authorized shares under the Directors Plan to 450,000. As of March 31, 2005, no shares remained available for future grant.

Generally, options under the plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans expire within 20 years of date of adoption. No options may be granted during any period of suspension or after termination of any plan. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following is a summary of stock option activity and related information, including Non-Plan Options (in thousands, except per share data):

The following table summarizes information about options outstanding at March 31, 2005:

	Shareholder Approved Plans		Non-shareholder Approved Plan		All Plans
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price
Balance at March 31, 2002	2,140	$7.11	650	$5.86	2,790	$6.82
Granted	761	5.31	—	—	761	5.31
Exercised	(387)	3.51	—	—	(387)	3.51
Canceled	(222)	8.71	—	—	(222)	8.71

Balance at March 31, 2003	2,292	6.97	650	5.86	2,942	6.73
Granted	968	3.90	125	2.90	1,093	3.79
Exercised	(440)	5.10	(100)	6.40	(540)	5.34
Canceled	(435)	7.54	(100)	5.02	(535)	7.07

Balance at March 31, 2004	2,385	5.96	575	5.27	2,960	5.83
Granted	1,149	7.09	—	—	1,149	7.09
Exercised	(176)	4.51	(2)	2.90	(178)	4.49
Canceled	(300)	7.39	—	—	(300)	7.39

Balance at March 31, 2005	3,058	$6.33	573	$5.28	3,631	$6.17

The following table summarizes information about options outstanding at March 31, 2005:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable (thousands)	Weighted- average Exercise Price
$ 2.75–$ 2.88	265	7.45	$2.77	183	$2.78
$ 2.90–$ 2.90	384	8.27	$2.90	230	$2.90
$ 2.97–$ 4.30	393	6.78	$3.69	324	$3.70
$ 4.50–$ 5.69	677	8.39	$5.39	188	$5.05
$ 5.88–$ 5.88	20	1.32	$5.88	20	$5.88
$ 5.95–$ 5.95	469	9.37	$5.95	—	$—
$ 6.18–$ 6.40	370	6.23	$6.39	322	$6.40
$ 6.44–$ 7.00	376	7.02	$6.72	254	$6.67
$ 7.21–$ 9.03	364	5.36	$7.96	295	$8.08
$ 9.13–$22.56	313	7.24	$15.18	149	$15.24

$ 2.75–$22.56	3,631	7.46	$6.17	1,965	$6.03

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan as amended most recently on August 8, 2003, (the “Purchase Plan”) is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. The Purchase Plan provides for the issuance of up to 1,290,000 shares at 85% of the fair

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on August 7, 2013 or earlier at the discretion of our Board of Directors. As of March 31, 2005, 186,661 shares were available for future issuance under the Purchase Plan.

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2005	2004	2003
Aggregate purchase price	$562,000	$286,000	$483,000
Shares purchased	73,319	116,413	124,473
Employee participants	62	65	54

Shares Available for Future Issuance under Employee Benefit Plans

As of March 31, 2005, 881,786 shares were available for future issuance, which included 186,661 shares of common stock available for issuance under our Employee Stock Purchase Plan, 46,000 under our 1995 Employee Stock Option Plan and 649,125 under our 2004 Omnibus Incentive Compensation Plan.

16.    LITIGATION

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

17.    ENVIRONMENTAL

We have been subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals used in our manufacturing processes, which are now fully outsourced to independent contract manufacturers. We have obtained all necessary permits for such discharges and storage, and we believe that we have been in substantial compliance with the applicable environmental regulations. Industrial waste generated at our facilities was either processed prior to discharge or stored in double-lined barrels until removed by an independent contractor. With the completion of our Milpitas site remediation and the closure of our Tempe facility during fiscal 2005, we expect our environmental compliance costs to be minimal in the future.

During the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples, and we were required by the California State Department of Toxic Substances Control (“DTSC”) to enter into a corrective action consent agreement on February 26, 2004. Under this agreement, we agreed to conduct a further investigation of soil and groundwater conditions at the site, involving the collection of numerous additional samples and analysis for a broad range of chemicals under a Preliminary Endangerment Assessment (“PEA”) work plan approved by the DTSC. As a result of this sampling and analysis, it was determined that there was a relatively small area of shallow soil that contained elevated levels of chromium and nickel in the vicinity of a chemical storage area adjacent to the main facility. With DTSC approval we removed the soil in the area, using an approved environmental contractor and submitted our completed PEA report on December 2, 2004. In a letter dated February 3, 2005, the DTSC accepted the analysis and conclusions we reached in the PEA report and determined that the site does not pose a significant threat to

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

public health and the environment. As a result, the DTSC has determined that we satisfactorily completed the requirements of our consent agreement. We have recognized $155,000 of expense, of which we have paid $150,000 and have a remaining accrued liability of $5,000 to cover expected final oversight payments to the DTSC during fiscal 2006 that is included in the line item titled “Accrued Liabilities” on our balance sheet. We believe that this matter is now resolved.

Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. While we have no reason to believe that our operations at the facility have contributed to this regional contamination, we can give no such assurance that is the case. In connection with our closure of this facility, we have conducted environmental studies at the site. These studies did not identify any issues and so we have not accrued for any environmental remediation at this site. In May 2005 we entered into an agreement to sell the Tempe land and building to Microchip Technology in June 2005. Under the agreement, we retain liability for any environmental issues which may have arisen prior to the transaction closing.

18.    SEGMENT INFORMATION

Our operations are classified into one reportable segment. We outsource the manufacturing of our products to contract manufacturers in Japan, Thailand, China and Taiwan. Substantially all of our business operations and a significant portion of our long lived assets reside in the United States although we have sales operations in China, Europe, Japan, Korea and Taiwan. At March 31, 2005, approximately $2.2 million of our net fixed assets and a substantial portion of our inventory resided in Asia.

In fiscal 2005, two original equipment manufacturers and two distributors represented 23%, 13%, 14% and 11%, respectively, of our fiscal 2005 net sales. In fiscal 2004, two original equipment manufacturers and one distributor represented 19%, 14% and 14%, respectively, of our fiscal 2004 net sales. In fiscal 2003, two original equipment manufacturers and one distributor represented 18%, 11% and 12%, respectively, of our fiscal 2003 net sales.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Year Ended March 31,
	2005		2004		2003
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$18.8	29%	$13.9	23%	$9.2	22%
Taiwan	11.1	17%	11.5	19%	7.0	16%
Korea	11.1	17%	6.1	10%	1.7	4%
Japan and other	7.2	11%	4.0	7%	7.0	17%

Total Asia Pacific	48.2	74%	35.5	59%	24.9	59%
United States	16.8	25%	21.1	36%	14.1	33%
Canada, Mexico and Brazil	0.3	0%	0.7	1%	1.1	3%

Total Americas	17.1	25%	21.8	37%	15.2	36%
Europe	0.6	1%	2.3	4%	2.1	5%

Total net sales	$65.9	100%	$59.6	100%	$42.2	100%

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

19.    RESTATEMENT (UNAUDITED)

During the third quarter of fiscal 2005, we identified certain costs from vendors that had been recognized in the incorrect quarters. Accordingly, we adjusted our financial results for the six quarterly periods ending June 30, 2003 through September 30, 2004 to correct the timing inaccuracies. The largest change to our reported net income in any one quarter was $63,000. The changes in our reported diluted earnings per share were a one cent reduction for the second quarter of fiscal 2004, the first quarter of fiscal 2005, the interim periods in fiscal 2004 and fiscal year 2004. We are completing the implementation of Oracle ERP software which is designed to assist in the appropriate recording of future vendor expenses.

The restatement adjustments had the following effects on our statements of operations (in thousands, except for per share amounts):

	Three Months Ended						Fiscal 2004			Fiscal 2005
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	Six Months Ended September 30, 2003	Nine Months Ended December 31, 2003	Year Ended March 31, 2004	Six Months Ended September 30, 2004
Cost of sales
As originally reported	$9,156	$9,986	$9,766	$9,280	$9,906	$10,273	$19,142	$28,908	$38,188	$20,179
Restated	9,218	10,065	9,789	9,301	9,934	10,179	19,283	29,072	38,373	20,113

Increase (decrease)	62	79	23	21	28	(94)	141	164	185	(66)

Research and development
As originally reported	1,052	991	1,220	1,291	1,206	1,207	2,043	3,263	4,554	2,413
Restated	1,052	987	1,219	1,296	1,206	1,250	2,039	3,258	4,554	2,456

Increase (decrease)	—	(4)	(1)	5	—	43	(4)	(5)	—	43

Selling, general and administrative
As originally reported	2,678	2,990	3,195	3,121	3,226	3,254	5,668	8,863	11,984	6,480
Restated	2,678	2,978	3,190	3,138	3,225	3,256	5,656	8,846	11,984	6,481

Increase (decrease)	—	(12)	(5)	17	(1)	2	(12)	(17)	—	1

Income taxes
As originally reported	—	—	41	(41)	61	67	—	41	—	128
Restated	—	—	41	(41)	60	68	—	41	—	128

Increase (decrease)	—	—	—	—	(1)	1	—	—	—	—

Net income (loss)
As originally reported	(1,220)	682	2,525	1,770	1,958	2,183	(538)	1,987	3,757	4,141
Restated	(1,282)	619	2,508	1,727	1,932	2,231	(663)	1,845	3,572	4,163

Increase (decrease)	(62)	(63)	(17)	(43)	(26)	48	(125)	(142)	(185)	22

Net income (loss) per share–basic
As originally reported	(0.08)	0.04	0.13	0.09	0.09	0.10	(0.03)	0.11	0.21	0.20
Restated	(0.08)	0.04	0.13	0.09	0.09	0.10	(0.04)	0.11	0.20	0.20

Increase (decrease)	—	—	—	—	—	—	(0.01)	—	(0.01)	—

Net income (loss) per share–diluted
As originally reported	(0.08)	0.04	0.12	0.08	0.09	0.10	(0.03)	0.11	0.20	0.18
Restated	(0.08)	0.03	0.12	0.08	0.09	0.10	(0.04)	0.10	0.19	0.18

Increase (decrease)	—	(0.01)	—	—	—	—	(0.01)	(0.01)	(0.01)	—

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The restatement adjustments had the following effects on our balance sheets (in thousands):

	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
Inventories
As originally reported	$3,434	$4,361	$5,407	$6,521	$6,883	$7,570
Restated	3,504	4,371	5,420	6,543	6,903	7,686

Increase (decrease)	70	10	13	22	20	116

Accounts payable
As originally reported	3,801	4,026	5,249	4,498	6,600	4,727
Restated	3,933	4,181	5,465	4,705	6,833	5,003

Increase (decrease)	132	155	216	207	233	276

Accrued liabilities
As originally reported	2,771	3,554	3,770	4,560	2,451	2,495
Restated	2,771	3,534	3,709	4,560	2,449	2,498

Increase (decrease)	—	(20)	(61)	—	(2)	3

Accumulated deficit
As originally reported	(67,665)	(66,983)	(64,458)	(62,688)	(60,730)	(58,547)
Restated	(67,727)	(67,108)	(64,600)	(62,873)	(60,941)	(58,710)

Increase (decrease)	(62)	(125)	(142)	(185)	(211)	(163)

In June 2005 we will file an amended 10-K report for fiscal 2004 and amended 10-Q reports for the affected quarters with the SEC to reflect the restatement adjustments.

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	June 30*	September 30*	December 31	March 31
(In thousands, except for per share amounts) Fiscal 2005, for the Quarter Ended
Net sales	$16,472	$17,060	$17,840	$14,497
Gross margin	$6,538	$6,881	$6,498	$3,867
Net income (loss)	$1,932	$2,231	$870	$(991)
Net income (loss) per share:
Basic	$0.09	$0.10	$0.04	$(0.05)
Diluted	$0.09	$0.10	$0.04	$(0.05)

	June 30*	September 30*	December 31*	March 31*
Fiscal 2004, for the Quarter Ended
Net sales	$11,909	$14,857	$16,957	$15,837
Gross margin	$2,691	$4,792	$7,168	$6,536
Net (loss) income	$(1,282)	$619	$2,508	$1,727
Net (loss) income per share:
Basic	$(0.08)	$0.04	$0.13	$0.09
Diluted	$(0.08)	$0.03	$0.12	$0.08

*	Restated. See Note 19 of Notes to Financial Statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

21.    SUBSEQUENT EVENTS (UNAUDITED)

On May 26, 2005 we entered into a new lease for our headquarters in Milpitas, California. The new lease commences on September 1, 2005 and expires on November 30, 2010. Our contractual obligation under the new lease is as follows (in thousands):

Payments Due by Fiscal Year
2006	2007	2008	2009	2010	After Fiscal 2010	Total
$86	$260	$267	$276	$283	$193	$1,365

ITEM 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

There have been no disagreements with our accountant on accounting and financial disclosure. On December 15, 2003, we changed accountants and we disclosed that change in a Form 8-K filed with the SEC on December 16, 2003.

ITEM 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, and, as a result of the two material weaknesses in our internal control over financial reporting described below, have determined that they were not fully effective.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting

1.    Assessment

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f). With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2005 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment of internal control over financial reporting and as more fully explained below, we have identified certain control deficiencies that we have determined represent material weaknesses in our internal control over financial reporting as of March 31, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During fiscal 2005 and as part of our work to perform an assessment of the effectiveness of internal control over financial reporting, we have identified the following two material weaknesses at March 31, 2005:

•	A material weakness existed in our revenue recognition process due to combination of control deficiencies, including control deficiencies (a) over the verification of revenue cut-off; and (b) over the authorization of credit memos.

•	A material weakness existed in our processes over our receiving of goods and matching to invoices from our contract manufacturers which impacted inventory valuation.

As a result of these identified material weaknesses, our management has concluded that, as of March 31, 2005, our internal control over financial reporting was not effective.

2.    Remediation

In May and June, 2005, our management discussed the material weaknesses described above with our audit committee; as to the material weakness in the process for matching goods received to contract manufacturers’ invoices, this was a continuation of discussions which had begun in December, 2004, when this material weakness first came to management’s attention. The Company in some instances has taken and in other instances is in the process of taking corrective actions that we believe will remediate these two material weaknesses, however a material weakness may not be considered fully remediated until the instituted controls are operational for a period of time and have been tested by management.

We have taken or are in the process of taking the following steps to remediate the material weaknesses described above.

a.    Revenue Recognition Process

i.    We have instituted the following process to verify revenue cut-off: shipments are verified to be delivered to the customers’ carrier, shipments are verified to be within the customers’ requested shipping window, vendor managed inventory is verified to our cut off timing, and credit memos, returns and potential returns are analyzed.

ii.    We have instituted additional controls to restrict who may authorize specific types of credit memos.

All of these internal controls have been implemented. Although we believe these controls will be effective in addressing the deficiencies related to revenue recognition, the new procedures and processes have not been in operation for a sufficient period of time to enable us to obtain sufficient evidence about their operating effectiveness. As a result, when determining our unaudited financial results during fiscal 2006 we may institute supplemental procedures to verify the effectiveness of these controls.

b.    Matching Goods Received to Manufacturers’ Invoices Process.

We are in the process of implementing a three-way match via Oracle to match the goods received to our manufacturers’ invoices. This requires not just effort on our part but also effort on the part of our suppliers, primarily the persons manufacturing our wafers and performing CSP and other back end assembly, and testing. While no assurance can be given, we expect this three-way match to be implemented in Oracle by September 30, 2005. In the interim, and possibly as a back-up until our fiscal 2006 audit, we will continue to use various manual checks and balances, including manual data entry of data from our suppliers and spreadsheets which are not part of Oracle. As our goal is to integrate Oracle into our internal control system, we consider these to be compensating procedures and not part of our internal controls which resulted in this internal control being deficient until Oracle is fully operational and demonstrated to be operating effectively. We were able to use these and other compensating procedures to obtain reasonable assurance that our financial statements were free of material misstatement.

Our management and audit committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal control over financial reporting. Although we have undertaken the initiatives described above, the existence of a material weakness means that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected by our internal control over financial reporting. As a result, we are continuing the compensating procedures described in the prior paragraph to obtain reasonable assurance that our financial statements will be free from material misstatement.

(c)    Attestation Report of Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, audited the financial statements included in this Annual Report on Form 10-K and have issued an audit report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. Each of the report on the audit of internal control over financial reporting and the report on the audit of the financial statements appear elsewhere in this Annual Report on Form 10-K.

(d)    Changes in Internal Control over Financial Reporting

During our 2005 fourth fiscal quarter ended March 31, 2005, we continued to implement certain manual controls in order to compensate for certain information processes that were not set up properly in Oracle and we continued to implement Oracle. There were no significant changes in the Company’s internal control over financial reporting that occurred during our 2005 fourth fiscal quarter, that have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our 2005 fourth fiscal quarter, which materially affect such control.

(e)    Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and our chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and competing use of resources, and the benefits of controls must be considered relative to their costs in light of competing demands on limited resources. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts or omissions of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2005 Annual Meeting of Shareholders to be held on August 25, 2005 (the “2005 Proxy Statement”).

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this Item is set forth in the 2005 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that:

(1)	where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(2)	where this Item calls for disclosure regarding the composition of the audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2005 Proxy Statement under the caption “Audit Committee and Audit Committee Financial Expert” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees. A copy of the code of ethics is accessible, free of charge, at our Internet website at www.calmicro.com. Information on our website is not part of this report.

ITEM 11.    Executive Compensation

The information required by this Item is set forth in the 2005 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, “Stock Option Tables”, “Compensation Committee Report”, and “Five-Year Performance Graph”, and “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2005 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference and information related to our equity compensation plans is set forth in the 2005 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

Information related to certain relationships and related transactions is set forth in the 2005 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item is set forth in the 2005 Proxy Statement under the caption “Ratification of Independent Authors—Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

a.	The following documents are filed as a part of this Report:

1.	See Item 8 for a list of financial statements filed herein.

2.	See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Exhibit Index:

Exhibit Number	Description	Page Number or Document if Incorporated by Reference

3(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to our Registration Statement on Form S-3, filed on March 17, 2004.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August, 14, 2002.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.19	Loan Modification Agreement dated June 23, 2004, to Amended and Restated Loan and Security Agreement dated January 23, 2004 with Silicon Valley Bank.	Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

16.1	Letter regarding change in certifying accountant	Exhibit 16.1 to our Current Report on Form 8-K dated October 14, 2003, filed on October 21, 2003.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, dated June 13, 2005	Filed herewith as page 82.

23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm	Filed herewith as page 83.

Exhibit Number	Description	Page Number or Document if Incorporated by Reference

24	Power of attorney	Included herewith on page 80.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as page 84.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as page 85.

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as pages 86.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

(b)	Exhibits 23.1, 23.2, 24, 31.1, 31.2 and 32.1 are filed herewith.

(c)	Schedule II to the Company’s financial statements is on page 79.

SCHEDULE II

CALIFORNIA MICRO DEVICES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2005, 2004 and 2003

(in thousands)

Allowance for Doubtful Accounts
Year Ended March 31, 2003:
Balance at beginning of fiscal year	$161
Charged to expenses or other accounts	23
Deductions	(25)

Balance at end of fiscal year	159

Year Ended March 31, 2004:
Balance at beginning of fiscal year	$159
Charged to expenses or other accounts	(61)
Deductions	(22)

Balance at end of fiscal year	$76

Year Ended March 31, 2005:
Balance at beginning of fiscal year	$76
Charged to expenses or other accounts	(6)
Deductions	4

Balance at end of fiscal year	$74

CALIFORNIA MICRO DEVICES CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of June 2005.

By:

/S/ ROBERT V. DICKINSON Robert V. Dickinson	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ R. GREGORY MILLER R. Gregory Miller	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WADE F. MEYERCORD Wade F. Meyercord	Chairman of the Board

/S/ EDWARD C. ROSS Edward C. Ross	Director

/S/ JOHN L. SPRAGUE John L. Sprague	Director

/S/ DAVID L. WITTROCK David L. Wittrock	Director

/S/ DAVID W. SEAR David W. Sear	Director

Exhibit Index

Exhibit Number	Description	Page Number or Document if Incorporated by Reference

3(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to our Registration Statement on Form S-3, filed on March 17, 2004.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August, 14, 2002.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.19	Loan Modification Agreement dated June 23, 2004, to Amended and Restated Loan and Security Agreement dated January 23, 2004 with Silicon Valley Bank.	Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

16.1	Letter regarding change in certifying accountant	Exhibit 16.1 to our Current Report on Form 8-K dated October 14, 2003, filed on October 21, 2003.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, dated June 13, 2005	Filed herewith as page 82.

23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm	Filed herewith as page 83.

24	Power of attorney	Included herewith on page 80.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as page 84.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as page 85.

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as pages 86.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.