Form 10-K/A
period 2004-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2005-06-30
CIK 800460

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

Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (Section 209.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in any definitive proxy or information statement incorporated by reference in Part II of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 12, 2004, Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III

THIS FORM 10-K/A AMENDMENT NO. 2 IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 6, 7, AND 8 OF PART II AND ITEM 15 OF PART IV OF FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2004, FILED ON JUNE 14, 2004, AS AMENDED BY FORM 10-K/A AMENDMENT NO. 1 FILED ON SEPTEMBER 2, 2004. AS PREVIOUSLY ANNOUNCED ON JANUARY 20, 2005, AND REPORTED IN A FORM 8-K DATED JANUARY 18, 2005, WHICH WAS FILED ON JANUARY 21, 2005, THE COMPANY HAS IDENTIFIED CERTAIN COSTS FROM VENDORS THAT HAD BEEN RECOGNIZED IN THE INCORRECT QUARTER AND THE COMPANY IS ADJUSTING ITS FINANCIAL RESULTS FOR CERTAIN QUARTERS TO CORRECT THESE TIMING INACCURACIES. IN ADDITION, THE COMPANY HAS CORRECTED THE BREAKDOWN OF INVENTORY AT MARCH 31, 2004 INTO FINISHED GOODS, WORK IN PROCESS, AND RAW MATERIALS WHICH BREAKDOWN HAD PREVIOUSLY BEEN DISCLOSED IN FOOTNOTE 5 TO THE FINANCIAL STATEMENTS CONTAINED IN PART I, ITEM 1 OF THE COMPANY’S QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED SEPTEMBER 30, 2004, AND DECEMBER 31, 2004. ALSO, THE COMPANY HAS RECLASSIFIED THE AMORTIZATION OF DEBT ISSUANCE COSTS OF $235,000 TO INTEREST EXPENSE FROM INTEREST INCOME AND OTHER. FINALLY, THE COMPANY HAS REVISED FOOTNOTE DISCLOSURE FOR THE NUMBER OF ANTIDILUTIVE OPTIONS AND WARRANTS OUTSTANDING. OTHER THAN TO REFLECT THESE ADJUSTMENTS, THE COMPANY HAS MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-K; THUS, THIS FORM 10-K/A DOES NOT REFLECT ANY OTHER SUBSEQUENT INFORMATION OR EVENTS SINCE THE FILING OF THE ORIGINAL FORM 10-K.

CALIFORNIA MICRO DEVICES CORPORATION

FORM 10-K/A

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

PART II

ITEM 6. Selected Financial Data.

The selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K/A. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2004		2003		2002		2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$59,560		$42,184		$29,944		$57,534	$43,763
Income (loss) before income taxes	$3,572	(3)	$(6,491	)(2)	$(28,605	)(1)	$2,588	$275
Net income (loss)	$3,572	(3)	$(6,491	)(2)	$(28,605	)(1)	$2,536	$275
Net income (loss) per share:
Basic	$0.20		$(0.44)		$(2.33)		$0.23	$0.03
Diluted	$0.19		$(0.44)		$(2.33)		$0.20	$0.02
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$20,325		$4,513		$7,240		$6,597	$6,559
Working capital	$19,621		$4,721		$2,385		$20,203	$18,417
Total assets	$41,127		$25,405		$28,237		$44,269	$39,086
Long-term obligations	$4,717		$8,308		$7,578		$9,480	$8,135
Total shareholders’ equity	$22,118		$7,795		$7,780		$27,160	$22,960

(1)	Includes $4.2 million of restructuring and asset impairment charges. See Note 7 of Notes to Financial Statements.
(2)	Includes reversal of approximately $0.2 million related to restructuring. See Note 7 of Notes to Financial Statements.
(3)	Includes charges of approximately $1.0 million related to realigning and reducing internal manufacturing operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our belief that we will continue to optimize our operations in the future as our business changes, (2) our expectation as to future levels of research and development expenses and selling, general and administrative expenses, (3) our view that we may in the future reverse some or all of the valuation allowance associated with our deferred tax asset if we continue to be profitable; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our plan to solicit shareholder approval to amend our articles of incorporation to increase the number of our authorized common shares by 25 million; and (6) our expectation that “Other Income or Expense” will result in income rather than expense during fiscal 2005. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, our acceptance by major worldwide electronic system manufacturers, our ability to increase our market penetration, future growth of the markets for our products, that design wins and bookings will translate into orders, that increased product demand combined with moderate price erosion will cause our revenues to increase, that our third party vendors will be able to make products without yield issues to satisfy product demand, whether our shareholders will approve our proposed amendment to our articles of incorporation and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors” under Item 1, Business. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

The growth in the medical business is primarily the result of improved pricing, and secondarily, additional demand from our primary medical products customer, Guidant.

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

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for fiscal 2004, 2003 and 2002:

	12 Months Ended March 31,
	2004		2003		2002
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$59,560	100%	$42,184	100%	$29,944	100%
Cost of sales	38,373	64%	34,051	81%	38,153	127%

Gross margin	21,187	36%	8,133	19%	(8,209)	(27)%

Research and development	4,554	8%	3,719	9%	3,884	13%
Selling, general and administrative	11,984	20%	10,033	24%	11,521	38%
Restructuring charges	—	0%	(193)	(0)%	4,155	14%
Other expense, net	1,077	2%	1,065	3%	836	3%

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

The increase in cost of sales for fiscal 2004 versus fiscal 2003 was primarily due to the greater volume of products sold, which accounted for an increase of approximately $7.5 million. The increase was partially offset by a decrease of approximately $3.0 million due to cost reductions including the realignment of and reduction in spending at our Tempe wafer fabrication facility.

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

Fiscal 2003 versus 2002

Cost of sales decreased by $4.1 million in fiscal 2003 compared to fiscal 2002 while the level of net sales increased by $12.3 million. Cost of sales was impacted by three elements: the charges related to our “end of life” (EOL) or obsolete program, benefits of selling previously reserved material, and the costs of producing the products. During fiscal 2002, we initiated a plan to focus our business on high volume products and in markets where we believe we can achieve a leadership position. We concluded that it was not economical to continue the manufacturing of many of our smaller and older product lines. As part of this process, we designated many of these products as EOL or obsolete during fiscal 2002. The last phase of EOL or obsolete product designation for that program, occurred in the fourth quarter of fiscal 2003. Based on our forecast of future demand and historical sales rates, and recognizing that minimal sales and marketing resources would be applied both internally and by our distributors for products so designated, much of the existing internal inventory for these legacy products was deemed to be excess or obsolete and accordingly was reserved, as well as the cost related to the inventory held by certain of our distributors. During fiscal 2002, we incurred charges of $5.2 million related to reserving discontinued inventory on hand and at distributors. During fiscal 2003, we incurred charges of $0.7 million related to reserving EOL and obsolete inventory. During fiscal 2003 and 2002 cost of sales included a benefit associated with the sale of fully reserved inventory for which reserves of approximately $1.7 million and $1.4 million had been established in prior periods. Cost of sales, excluding the impact of our end of life and obsolete product reserves and the benefits of selling previously reserved material, was $35.1 million in fiscal 2003 compared to $34.4 million in fiscal 2002 for an increase of $0.7 million. The small increase in cost of sales, excluding these items, relative to the increase in net sales of $12.3 million is the result of streamlining our internal manufacturing operations and our strategy of outsourcing the wafer fabrication for the products we manufacture for our core markets.

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

Net Income (Loss). For the reasons explained above, we realized a net income of approximately $3.6 million for fiscal 2004, compared to a net loss of approximately $6.5 million for fiscal 2003.

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

Accounts payable and accrued liabilities totaled $9.3 million at March 31, 2004 compared to $5.8 million at March 31, 2003. The $3.4 million increase was the result of a $1.9 million bonus accrual along with a $1.5 million increase in payables primarily related to the higher volume of contract manufacturing purchases associated with an increase in demand for our products.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 2004, and the results of its operations and its cash flows for the year ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ GRANT THORNTON LLP

San Jose, California

June 28, 2005

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

CALIFORNIA MICRO DEVICES CORPORATION

BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,
	2004	2003
ASSETS:
Current assets:
Cash and cash equivalents	$20,325	$4,513
Accounts receivable, less allowance for doubtful accounts of $76 and $159, respectively	6,134	5,281
Inventories	6,543	3,577
Prepaids and other current assets	911	652

Total current assets	33,913	14,023
Property, plant and equipment, net	6,985	10,087
Restricted cash	—	880
Other long term assets	229	415

Total assets	$41,127	$25,405

LIABILITIES & SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,705	$3,195
Accrued liabilities	4,560	2,631
Deferred margin on shipments to distributors	2,459	1,873
Current maturities of long-term debt and capital lease obligations	2,568	1,603

Total current liabilities	14,292	9,302
Long-term debt and capital lease, less current maturities	4,684	8,308
Other long-term liabilities	33	—

Total liabilities	19,009	17,610
Commitments and contingencies
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value; 25,000,000 shares authorized; shares issued and outstanding: 19,788,088 as of March 31, 2004 and 15,881,176 as of March 31, 2003	84,991	74,240
Accumulated deficit	(62,873)	(66,445)
Total shareholders’ equity	22,118	7,795

Total liabilities and shareholders’ equity	$41,127	$25,405

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended March 31,
	2004	2003	2002
Net sales	$59,560	$42,184	$29,944
Cost and expenses:
Cost of sales	38,373	34,051	38,153
Research and development	4,554	3,719	3,884
Selling, general and administrative	11,984	10,033	11,521
Restructuring charges	—	(193)	4,155

Total costs and expenses	54,911	47,610	57,713

Operating income (loss)	4,649	(5,426)	(27,769)
Interest expense	1,161	1,048	940
Interest and other (income) expense, net	(84)	17	(104)

Net income (loss)	$3,572	$(6,491)	$(28,605)

Net income (loss) per share–basic	$0.20	$(0.44)	$(2.33)

Weighted average common shares and share equivalents outstanding–basic	18,061	14,717	12,272

Net income (loss) per share–diluted	$0.19	$(0.44)	$(2.33)

Weighted average common shares and share equivalents outstanding–diluted	19,064	14,717	12,272

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at March 31, 2001	11,460	$58,509	$(31,349)	$—	$27,160
Exercise of stock options	262	845	—	—	845
Issuance through employee stock purchase plan of common stock	129	687	—	—	687
Issuance of common stock and warrants in private placement, net of issuance costs	2,000	7,611	—	—	7,611
Stock-based compensation	—	80			80
Components of comprehensive loss:
Net loss	—	—	(28,605)	—	(28,605)
Unrealized gain on available-for-sale securities	—	—	—	2	2

Comprehensive loss					(28,603)

Balance at March 31, 2002	13,851	$67,732	$(59,954)	$2	$7,780
Exercise of stock options	387	1,358	—	—	1,358
Issuance through employee stock purchase plan of common stock	124	483	—	—	483
Issuance of common stock and warrants in private placement, net of issuance costs	1,519	4,600	—	—	4,600
Stock-based compensation	—	67			67
Components of comprehensive loss:
Net loss	—	—	(6,491)	—	(6,491)
Unrealized loss on available-for-sale securities	—	—	—	(2)	(2)

Comprehensive loss					(6,493)

Balance at March 31, 2003	15,881	$74,240	$(66,445)	$—	$7,795
Exercise of stock options	540	2,884	—	—	2,884
Issuance through employee stock purchase plan of common stock	116	286	—	—	286
Issuance of common stock and warrants in private placement, net of issuance costs	2,444	5,162	—	—	5,162
Exercise of common stock warrants	762	2,325	—	—	2,325
Stock-based compensation	45	94	—	—	94
Components of comprehensive loss:
Net income	—	—	3,572	—	3,572

Comprehensive income					3,572

Balance at March 31, 2004	19,788	$84,991	$(62,873)	$—	$22,118

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended March 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$3,572	$(6,491)	$(28,605)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of restructuring charges	—	—	3,395
Provision for discontinued inventory	398	670	4,115
Provision for discontinued inventory at distributors	—	—	1,125
Write-down of fixed assets	485	—	—
Depreciation and amortization	2,509	2,632	3,026
Stock-based compensation	94	67	80
Gain on the sale of fixed assets	(113)	—	—
Loss on the abandonment of fixed assets	192	—	—
Changes in assets and liabilities:
Accounts receivable	(853)	(720)	3,507
Inventories	(3,364)	(1,463)	4,817
Prepaid expenses and other current assets	(259)	27	772
Other long term assets	(49)	801	(97)
Accounts payable and other current liabilities	3,439	(3,604)	3,042
Other long term liabilities	32	(509)	(24)
Deferred margin on shipments to distributors	586	680	421

Net cash provided by (used in) operating activities	6,669	(7,910)	(4,426)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(2,285)
Sales of short-term investments	—	298	6,275
Proceeds from sale of fixed assets	561	—	—
Capital expenditures	(297)	(1,770)	(2,886)
Net change in restricted cash	880	8	26

Net cash provided by (used in) investing activities	1,144	(1,464)	1,130

Cash flows from financing activities:
Repayments of capital lease obligations	(19)	(13)	(185)
Borrowings of long-term debt	4,150	4,810	499
Repayments of long-term debt	(6,789)	(4,291)	(1,530)
Proceeds from private placement of common stock, net	5,162	4,600	7,611
Proceeds from exercise of common stock warrants	2,325	—	—
Proceeds from employee stock compensation plans	3,170	1,841	1,532

Net cash provided by financing activities	7,999	6,947	7,927

Net increase (decrease) in cash and cash equivalents	15,812	(2,427)	4,631
Cash and cash equivalents at beginning of year	4,513	6,940	2,309

Cash and cash equivalents at end of year	$20,325	$4,513	$6,940

Supplemental disclosures of cash flow information:
Interest paid	$965	$991	$955

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

Net Income (Loss) Per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share incorporate the incremental shares issuable upon the assumed exercise of stock options and other dilutive securities. The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss)	$3,572	$(6,491)	$(28,605)

Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	18,061	14,717	12,272

Effect of dilutive securities:
Employee stock options	782	—	—
Warrants	221	—	—

Effect of dilutive securities	1,003	—	—

Diluted shares	19,064	14,717	12,272

Net income (loss) per share:
Basic	$0.20	$(0.44)	$(2.33)

Diluted	$0.19	$(0.44)	$(2.33)

Options to purchase 1,410,492 shares of common stock in fiscal 2004, 2,842,911 shares of common stock in fiscal 2003 and 2,790,000 shares of common stock in fiscal 2002 were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive. Warrants to purchase 241,834 shares of common stock in fiscal 2004, 271,459 shares of common stock in fiscal 2003 and 59,250 shares of common stock in fiscal 2002 were not included in the diluted earnings per share computation, as the effect of including such shares would be antidilutive.

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

	Year Ended March 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)
As reported	$3,572	$(6,491)	$(28,605)
Add: Stock-based employee compensation expense included in reported results	94	67	80
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2,210)	(3,663)	(4,676)

Pro forma net income (loss)	$1,456	$(10,087)	$(33,201)

Basic net income (loss) per share
As reported	$0.20	$(0.44)	$(2.33)
Pro forma	$0.08	$(0.69)	$(2.71)
Diluted net income (loss) per share
As reported	$0.19	$(0.44)	$(2.33)
Pro forma	$0.08	$(0.69)	$(2.71)

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options			Purchase Plan
	2004	2003	2002	2004	2003	2002
Expected life years	3.48	3.89	3.77	0.41	0.49	0.43
Volatility	0.97	1.02	1.05	0.74	0.51	0.86
Risk-free interest rate	2.64%	3.02%	4.21%	1.51%	1.82%	2.91%
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

6. BALANCE SHEET COMPONENTS

	March 31,
	2004	2003
	(in thousands)
Inventories:
Raw materials	$92	$348
Work-in-process	3,345	1,166
Finished goods	3,106	2,063

	$6,543	$3,577

Property, plant and equipment:
Land	$137	$137
Building	2,447	3,030
Machinery, equipment and tooling	17,433	27,054
Leasehold improvements	1,209	1,883
Furniture and fixtures	126	371

	21,352	32,475

Less: accumulated depreciation	(14,367)	(22,388)

	$6,985	$10,087

Accrued liabilities:
Accrued salaries and benefits	$3,327	$916
Other accrued liabilities	1,233	1,715

	$4,560	$2,631

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

Infrastructure alignment

On September 29, 2003, the Board of Directors approved a plan to align our internal manufacturing operations to current business requirements. The plan provided for the termination of 61 employees for which severance costs of approximately $343,000 were recorded and then $62,000 were later reversed based on updated information, for a net charge of $281,000. As part of the infrastructure alignment plan, we also identified surplus capital equipment, with a total estimated loss on either sale or abandonment of approximately $534,000. The losses exceeded our estimate by approximately $149,000 due to our inability to sell some capital equipment items that we had expected to sell at prices originally projected. The estimated loss on sale or abandonment was calculated as the difference between the estimated proceeds on the sale of the assets and the net book value of the assets.

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

The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 34% to the income (loss) before income taxes for the years ended March 31, 2002, March 31, 2003 and March 31, 2004. The principal reasons for this difference are as follows:

	Year Ended March 31,
	2004	2003	2002
Income tax expense (benefit) at U.S. statutory rate	$1,214	$(2,207)	$(9,726)
Loss with no current tax benefit	556	2,207	9,726
Valuation allowance	(1,770)	—	—

Provision for income taxes	$—	$—	$—

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (amounts in thousands):

	Year Ended March 31,
	2004	2003
Deferred Tax Assets:
Net operating losses	$23,920	$23,079
Research credits	437	407
Inventory reserve	832	3,165
Other non-deductible accruals and reserves	1,877	3,135

Total deferred tax assets	27,066	29,786
Valuation allowance	(26,226)	(28,752)

Net deferred tax assets	840	1,034
Deferred tax liabilities:
Tax over book depreciation	840	1,034

Total net deferred tax assets	$—	$—

Statement of Financial Accounting Standard No. 109 (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, we have provided a valuation allowance against net deferred tax assets. We will continue to evaluate our ability to realize the deferred tax asset on a quarterly basis. The valuation allowance decreased by $2,526,000 during the year ended March 31, 2004, increased by $1,868,000 during the year ended March 31, 2003 and increased by $11,584,000 during the year ended March 31, 2002. Approximately $3,560,000 of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly allocated to common stock.

As of March 31, 2004, we had net operating loss carryforwards for federal and state income tax purposes of approximately $67,600,000 and $15,600,000 respectively, which expire in the years 2009 through 2024 and federal and state research and development credits of approximately $200,000 and $350,000, respectively. The federal research and development tax credits expire in 2008, while the state research and development tax credits carry forward indefinitely.

Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

12. INTEREST INCOME AND OTHER, NET

Interest income and other, net, consisted of (amounts in thousands):

	Year Ended March 31,
	2004	2003	2002
Interest income	$67	$79	$244
Other income (expense)	17	(96)	(140)

	$84	$(17)	$104

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

The following is a summary of stock option activity and related information, including Non-Plan Options (in thousands, except per share data):

The following table summarizes information about options outstanding at March 31, 2004:

	Shareholder Approved Plans		Non-Shareholder Approved Plan		All Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at March 31, 2001	2,056	$7.56	—	$—	2,056	$7.56
Granted	730	6.87	650	5.86	1,380	6.40
Exercised	(252)	3.36	—	—	(252)	3.36
Canceled	(394)	11.40	—	—	(394)	11.40

Balance at March 31, 2002	2,140	7.11	650	5.86	2,790	6.82
Granted	761	5.31	—	—	761	5.31
Exercised	(387)	3.51	—	—	(387)	3.51
Canceled	(222)	8.71	—	—	(222)	8.71

Balance at March 31, 2003	2,292	6.97	650	5.86	2,942	6.73
Granted	968	3.90	125	2.90	1,093	3.79
Exercised	(440)	5.10	(100)	6.40	(540)	5.34
Canceled	(435)	7.54	(100)	5.02	(535)	7.07

Balance at March 31, 2004	2,385	$5.96	575	$5.27	2,960	$5.83

The following table summarizes information about options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercises Prices	Number Outstanding (thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (thousands)	Weighted Average Exercise Price
$2.75 - $2.88	295	7.90	$2.78	70	$2.83
$2.90 - $2.90	409	9.26	$2.90	—	—
$2.97 - $3.42	335	8.17	$3.37	70	$3.18
$3.47 - $5.06	429	8.03	$4.66	191	$4.49
$5.09 - $5.88	106	6.99	$5.35	54	$5.49
$6.40 - $6.40	350	7.04	$6.40	209	$6.40
$6.44 - $6.84	390	7.36	$6.69	235	$6.64
$7.00 - $8.05	322	7.83	$7.60	144	$7.79
$8.19 - $22.50	283	5.60	$11.77	221	$12.78
$22.56 - $22.56	41	6.35	$22.56	19	$22.56

$2.75 - $22.56	2,960	7.68	$5.83	1,213	$7.05

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

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Year Ended March 31,
	2004		2003		2002
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$13.9	23%	$9.2	22%	$3.9	13%
Taiwan	11.5	19%	7.0	16%	6.4	22%
Korea	6.1	10%	1.7	4%	0.3	1%
Japan and other	4.0	7%	7.0	17%	5.1	17%

Total Asia Pacific	35.5	59%	24.9	59%	15.7	53%

United States	21.1	36%	14.1	33%	12.1	40%
Brazil and Canada	0.7	1%	1.1	3%	—	0%

Total Americas	21.8	37%	15.2	36%	12.1	40%

Europe	2.3	4%	2.1	5%	2.1	7%

Total net sales	$59.6	100%	$42.2	100%	$29.9	100%

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	For the Three Months Ended
	March 31, 2004	December 31, 2003		September 30, 2003		June 30, 2003	March 31, 2003		December 31, 2002	September 30, 2002	June 30, 2002
	(in thousands, except per share data)
Net sales	$15,837	$16,957		$14,857		$11,909	$10,771		$11,284	$10,761	$9,368
Cost of sales	$9,301	$9,789	(4)	$10,065	(3)	$9,218	$10,600	(2)	$7,984	$9,061	$6,406

Operating income (loss)	$2,102	$2,759	(4)	$827	(3)	$(1,039)	$(3,263	)(2)	$118 (1)	$(1,701)	$(580)
Net income (loss)	$1,727	$2,508	(4)	$619	(3)	$(1,282)	$(3,540	)(2)	$(164)	$(1,966)	$(821)
Net income (loss) per share:
Basic	$0.09	$0.13		$0.04		$(0.08)	$(0.22)		$(0.01)	$(0.14)	$(0.06)
Diluted	$0.08	$0.12		$0.03		$(0.08)	$(0.22)		$(0.01)	$(0.14)	$(0.06)

(1)	Includes $193,000 of fiscal 2002 restructuring charges that were not required and were reversed in the third quarter of fiscal 2003.
(2)	Includes a provision against inventory of $529,000.
(3)	Includes infrastructure alignment costs of $686,000.
(4)	Includes infrastructure alignment costs of $273,000.

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

Exhibit Number	Description	Document if Incorporated by Reference
3(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to our Registration Statement on Form S-3 filed on March 17, 2004.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended. August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8 filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended as of August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8 filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K filed on April 28, 2004.

10.13	Loan Modification Agreement with Silicon Valley Bank dated June 9, 2003	Exhibit 10.11 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10.14	Loan Modification Agreement with Silicon Valley Bank dated June 26, 2003	Exhibit 10.12 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

10.15	Stock and Warrant Purchase Agreement dated July 28, 2003 between the Company and Investors for July 2003 Private Placement	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.16	Amendment to Placement Agency Agreement dated July 28, 2003 for July 2003 Private Placement	Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.17	Amended and Restated Loan and Security Agreement by and between Silicon Valley Bank and California Micro Devices Corporation, dated January 23, 2004	Exhibit 10.17 to our Annual Report on Form 10-K for the year ended March 31, 2004 filed on June 14, 2004.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm**

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Description	Document if Incorporated by Reference
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002**

*	Denotes a management contract or compensatory plan or arrangement.
**	Supplemental exhibit relating to this Amendment is attached to this Amendment

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

CALIFORNIA MICRO DEVICES CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of June, 2005.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson President, Chief Executive Officer and Director/Principal Executive Officer

By:	/S/ R. GREGORY MILLER
R. Gregory Miller Vice President and Chief Financial Officer/ Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of June 2005.

By:

/S/ ROBERT V. DICKINSON Robert V. Dickinson	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ R. GREGORY MILLER	Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)
R. Gregory Miller

/S/ WADE F. MEYERCORD*	Chairman of the Board
Wade F. Meyercord

/S/ EDWARD C. ROSS*	Director
Edward C. Ross

/S/ JOHN L. SPRAGUE*	Director
John L. Sprague

/s/ DAVID L. WITTROCK*	Director
David L. Wittrock

/s/ DAVID W. SEAR*	Director
David W. Sear

*	By Robert V. Dickinson, attorney in fact.