Form 10-Q/A
period 2004-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2005-06-30
CIK 800460

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

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 1 AND 2 OF PART I AND ITEM 6 OF PART II OF FORM 10-Q FOR THE FISCAL QUARTER ENDED JUNE 30, 2004, FILED ON AUGUST 6, 2004. AS PREVIOUSLY ANNOUNCED ON JANUARY 20, 2005, AND REPORTED IN A FORM 8-K DATED JANUARY 18, 2005, WHICH WAS FILED ON JANUARY 21, 2005, THE COMPANY HAS IDENTIFIED CERTAIN COSTS FROM VENDORS THAT HAD BEEN RECOGNIZED IN THE INCORRECT QUARTER AND THE COMPANY IS ADJUSTING ITS FINANCIAL RESULTS FOR CERTAIN QUARTERS TO CORRECT THESE TIMING INACCURACIES. THE COMPANY HAS ALSO CORRECTED THE NUMBER OF WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING FOR THE THREE MONTHS ENDED JUNE 30, 2004, WHICH RESULTED IN A DECREASE OF 40,000 SHARES FROM 22,760,000 TO 22,720,000 WHICH IN TURN CAUSED DILUTED NET INCOME PER SHARE TO REVERT TO THE ORIGINALLY REPORTED $0.09 PER SHARE INSTEAD OF THE $0.08 PER SHARE THAT THE COMPANY HAD ORIGINALLY REPORTED AS THE RESTATED DILUTED NET INCOME PER SHARE. IN ADDITION, THE BREAKDOWN OF INVENTORY AT MARCH 31, 2004, INTO FINISHED GOODS, WORK IN PROCESS, AND RAW MATERIALS IN NOTE 5 OF NOTES TO FINANCIAL STATEMENTS HAS BEEN CORRECTED TO CONFORM WITH THE CHANGE ORIGINALLY DISCLOSED IN NOTE 5 TO THE FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2004, AS IS REFLECTED IN THE FORM 10-K/A AMENDMENT NO. 2 FOR THE YEAR ENDED MARCH 31, 2004, BEING CONCURRENTLY FILED WITH THIS FORM 10-Q/A. OTHER THAN TO REFLECT THESE ADJUSTMENTS, THE COMPANY HAS MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q; THUS, THIS FORM 10-Q/A DOES NOT REFLECT ANY OTHER SUBSEQUENT INFORMATION OR EVENTS SINCE THE FILING OF THE ORIGINAL FORM 10-Q.

California Micro Devices Corporation

Form 10-Q/A for the Quarter ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Net sales	$16,472	$11,909
Cost and expenses:
Cost of sales	9,934	9,218
Research and development	1,206	1,052
Selling, general and administrative	3,225	2,678

Total costs and expenses	14,365	12,948

Operating income (loss)	2,107	(1,039)
Other expense, net	115	243

Income (loss) before income taxes	1,992	(1,282)
Income taxes	60	—

Net income (loss)	$1,932	$(1,282)

Net income (loss) per share–basic	$0.09	$(0.08)

Weighted average common shares and share equivalents outstanding–basic	20,772	15,885

Net income (loss) per share–diluted	$0.09	$(0.08)

Weighted average common shares and share equivalents outstanding–diluted	22,720	15,885

See Notes to Financial Statements.

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS		(1)
Current assets:
Cash and cash equivalents	$14,926	$20,325
Short-term investments	17,325	—
Accounts receivable, less allowance for doubtful accounts of $76 and $76, respectively	8,841	6,134
Inventories	6,903	6,543
Prepaid expenses and other current assets	870	911

Total current assets	48,865	33,913
Property, plant and equipment, net	7,088	6,985
Other long-term assets	177	229

TOTAL ASSETS	$56,130	$41,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,833	$4,705
Accrued liabilities	2,449	4,560
Deferred margin on shipments to distributors	2,776	2,459
Current maturities of long-term debt and capital lease obligations	234	2,568

Total current liabilities	12,292	14,292
Long-term debt and capital lease, less current maturities	21	4,684
Other long-term liabilities	30	33

Total liabilities	12,343	19,009

Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; 25,000,000 shares authorized; shares issued and outstanding: 21,446,811 as of June 30, 2004 and 19,788,088 as of March 31, 2004	104,729	84,991
Accumulated other comprehensive income (loss)	(1)	—
Accumulated deficit	(60,941)	(62,873)

Total shareholders’ equity	43,787	22,118

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,130	$41,127

(1)	Derived from audited financial statements

See Notes to Financial Statements.

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,932	$(1,282)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	436	633
Provision for discontinued inventory	230	561
Stock-based compensation	17	20
Loss on the sale of fixed assets	16	—
Loss on the abandonment of fixed assets	9	—
Changes in assets and liabilities:
Accounts receivable	(2,707)	(893)
Inventories	(590)	(488)
Prepaid expenses and other current assets	41	380
Other long-term assets	1	5
Accounts payable and other current liabilities	17	878
Deferred margin on shipments to distributors	317	(425)
Other long-term liabilities	(3)	40

Net cash used in operating activities	(284)	(571)

Cash flows from investing activities:
Purchases of short-term investments	(17,326)	—
Proceeds from sale of fixed assets	8	—
Capital expenditures	(521)	(64)
Net change in restricted cash	—	(221)

Net cash used in investing activities	(17,839)	(285)

Cash flows from financing activities:
Repayments of capital lease obligations	(5)	(5)
Repayments of long-term debt	(6,992)	(353)
Net proceeds from issuance of common stock	18,014	—
Proceeds from exercise of common stock warrants	1,092	—
Proceeds from employee stock compensation plans	615	17

Net cash provided by (used in) financing activities	12,724	(341)

Net decrease in cash and cash equivalents	(5,399)	(1,197)
Cash and cash equivalents at beginning of period	20,325	4,513

Cash and cash equivalents at end of period	$14,926	$3,316

Supplemental disclosures of cash flow information:
Interest paid	$68	$66

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

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss)
As reported	$1,932	$(1,282)
Add: Stock-based employee compensation expense included in reported results	17	20
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(682)	(300)

Pro forma net income (loss)	$1,267	$(1,562)

Basic net income (loss) per share
As reported	$0.09	$(0.08)
Pro-forma	$0.06	$(0.10)

Diluted net income (loss) per share
As reported	$0.09	$(0.08)
Pro-forma	$0.06	$(0.10)

The fair value of our stock-based grants was estimated assuming no expected dividends and the following weighted-average assumptions:

	Options		Purchase Plan
	Three Months Ended		Three Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Expected life in years	4.07	4.08	0.49	0.49
Volatility	0.87	0.99	0.67	0.49
Risk-free interest rate	3.17%	2.19%	1.51%	1.78%

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share amounts)
Net income (loss)	$1,932	$(1,282)
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic	20,772	15,885

Effect of dilutive securities:
Employee stock options	1,648	—
Warrants	300	—

Diluted	22,720	15,885

Net income (loss) per share
Basic	$0.09	$(0.08)
Diluted	$0.09	$(0.08)

Options to purchase 168,033 and 2,922,716 shares of common stock were outstanding during the three months ended June 30, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares during the three months ended June 30, 2004, and because we had a loss for the three months ended June 30, 2003, and, therefore, the effect would have been antidilutive. Warrants to purchase 483,667 shares of common stock outstanding during the three months ended June 30, 2003, were not included in the diluted earnings per share computation, because we had a loss for that period and, therefore, the effect would have been antidilutive.

5. Inventories

The components of inventory consist of the following (amounts in thousands):

	June 30, 2004	March 31, 2004
Raw materials	$45	$92
Work-in-process	3,006	3,345
Finished goods	3,852	3,106

	$6,903	$6,543

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

7. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gains or losses on our available-for-sale securities. We reported an unrealized loss of $1,000 on available-for-sale securities at June 30, 2004, and as a result our comprehensive income for the three months ended June 30, 2004 was $1,931,000. Comprehensive loss for the three months ended June 30, 2003 was $1,282,000 and equaled net loss.

8. Income Taxes

For the three-month period ended June 30, 2004 we recorded an income tax provision of $60,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For the three-month period ended June 30, 2003, there was no income tax provision due to a net loss for the period.

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

Our sales from Other products declined during the three-month period ended June 30, 2004 compared to 2003. We had expected a decrease in sales of our communications, legacy and mature products, as during the earlier year period we provided our customers for many of these products with end of life purchase opportunities. We completed shipment of most end of life product orders during fiscal 2004 and therefore expect to recognize substantially lower sales of these products after the second quarter of fiscal 2005. In addition, price increases for our lighting products and other factors resulted in a substantial reduction in orders for our lighting products, and we do not expect further sales of lighting products to be significant.

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

	3 Months Ended June 30,
	2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$16,472	100%	$11,909	100%
Cost of sales	9,934	60%	9,218	77%

Gross margin	6,538	40%	2,691	23%

Research and development	1,206	7%	1,052	9%
Selling, general and administrative	3,225	20%	2,678	22%
Other expense, net	115	1%	243	2%

Income (loss) before income taxes	1,992	12%	(1,282)	(11)%
Income taxes	60	0%	—	0%

Net income (loss)	$1,932	12%	$(1,282)	(11)%

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

Cost of sales increased by approximately $700,000 for the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 primarily due to the following reasons:

Increase (decrease) in cost of sales, in thousands:
Increase in shipments	$1,900
Change in product mix	300
Decrease in manufacturing spending	(1,000)
Inventory reserve provisions	(400)
All other	(100)

Total increase in cost of sales	$700

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

We have, during recent quarters, benefited from the sale of previously reserved inventory due primarily to the large number of products for which we have discontinued future support by placing them in an ‘end of life’ category. These products have been primarily sold through our distributors to an erratic and unpredictable demand by end customers. As a result, we have experienced the actual sale of some products previously reserved and the requirement to further write-down certain other products for which we had expected to receive orders and did not. The benefit related to sales of previously reserved inventory was approximately $200,000 and $300,000 for the three-month periods ended June 30, 2004 and June 30, 2003, respectively.

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

Income Taxes. For the three-month period ended June 30, 2004 we recorded an income tax provision of $60,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2005 we currently expect our effective income tax rate to be 3% of profit before taxes. For the three-month period ended June 30, 2003 there was no income tax provision due to a net loss for the period.

Net Income. Largely for the reasons explained above, we realized a net income of approximately $1.9 million for the three-month period ended June 30, 2004, compared to a net loss of approximately $1.3 million for the three-month period ended June 30, 2003.

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

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of June 30, 2004 were $32.3 million compared to $20.3 million as of March 31, 2004. Receivables increased $2.7 million to $8.8 million as of June 30, 2004 compared to $6.1 million as of March 31, 2004, primarily as a result of increased sales. Receivables days sales outstanding were 48 and 35 days as of June 30, 2004 and March 31, 2004, respectively. Days sales outstanding were higher at June 30, 2004 due to a higher portion of our sales taking place later during the quarter. We expect days sales outstanding to range from 40 to 50 days in the future, depending on the linearity of our shipments. Inventories increased by $445,000, offset by an inventory reserves increase of $85,000, for a net increase of $360,000, resulting in a net inventory balance of $6.9 million as of June 30, 2004 compared to $6.5 million as of March 31, 2004, as a result of higher manufacturing activity levels necessary to support our increased revenue. Accounts payable and other accrued liabilities were unchanged at $9.3 million as of June 30, 2004 and March 31, 2004.

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

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the mobile, computing and digital consumer markets, our revenues could stop growing and might decline. Additionally, our revenues may also decline if we are unable to maintain our current expected level of sales for medical devices.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following documents are filed as Exhibits to this report:

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company*+

10.19	Loan Modification Agreement dated June 23, 2004, to Amended and Restated Loan and Security Agreement dated January 23, 2004 with Silicon Valley Bank.+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer+^

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer+^

32.1	Section 1350 Certification of Principal Executive Officer+^

32.2	Section 1350 Certification of Principal Financial Officer+^

*	Portions omitted pursuant to a request for confidential treatment
+	Previously submitted with original 10-Q filing
^	Supplemental exhibit relating to this Amendment is attached to this Amendment

(b)	Reports on Form 8-K.

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

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

Date: June 30, 2005	By:	/s/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/s/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)