Form 10-Q/A
period 2004-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2005-06-30
CIK 800460

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

THIS FORM 10-Q/A IS BEING FILED FOR THE PURPOSE OF AMENDING ITEMS 1 AND 2 OF PART I AND ITEM 6 OF PART II OF FORM 10-Q FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2004, FILED ON NOVEMBER 8, 2004. AS PREVIOUSLY ANNOUNCED ON JANUARY 20, 2005, AND REPORTED IN A FORM 8-K DATED JANUARY 18, 2005, WHICH WAS FILED ON JANUARY 21, 2005, THE COMPANY HAS IDENTIFIED CERTAIN COSTS FROM VENDORS THAT HAD BEEN RECOGNIZED IN THE INCORRECT QUARTER AND THE COMPANY IS ADJUSTING ITS FINANCIAL RESULTS FOR CERTAIN QUARTERS TO CORRECT THESE TIMING INACCURACIES. THE COMPANY HAS ALSO CORRECTED THE NUMBER OF WEIGHTED AVERAGE DILUTED SHARES OUTSTANDING FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004, WHICH RESULTED IN A DECREASE OF 161,000 SHARES FROM 22,713,000 TO 22,552,000 WHICH DID NOT IMPACT THE REPORTED DILUTED NET INCOME PER SHARE OF $0.18 FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004. FINALLY, THE COMPANY HAS RECLASSIFIED THE PARTIAL REPAYMENT OF $82,000 MADE IN CONNECTION WITH A NEW CAPITAL LEASE FROM A CAPITAL EXPENDITURE TO A REPAYMENT OF A CAPITAL LEASE OBLIGATION IN THE CONDENSED STATEMENTS OF CASH FLOWS. OTHER THAN TO REFLECT THESE ADJUSTMENTS, THE COMPANY HAS MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-Q; THUS, THIS FORM 10-Q/A DOES NOT REFLECT ANY OTHER SUBSEQUENT INFORMATION OR EVENTS SINCE THE FILING OF THE ORIGINAL FORM 10-Q.

California Micro Devices Corporation

Form 10-Q/A for the Quarter ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 20		Six Months Ended September 30,
	2004	2003	2004	2003
Net Sales	$17,060	$14,857	$33,532	$26,766
Cost and expenses:
Cost of sales	10,179	10,065	20,113	19,283
Research and development	1,250	987	2,456	2,039
Selling, general and administrative	3,256	2,978	6,481	5,656

Total costs and expenses	14,685	14,030	29,050	26,978

Operating income (loss)	2,375	827	4,482	(212)
Other expense, net	76	208	191	451

Income (loss) before income taxes	2,299	619	4,291	(663)
Income taxes	68	—	128	—

Net income (loss)	$2,231	$619	$4,163	$(663)

Net income (loss) per share-basic	$0.10	$0.04	$0.20	$(0.04)

Weighted average common shares outstanding-basic	21,452	17,642	21,112	16,764

Net income (loss) per share-diluted	$0.10	$0.03	$0.18	$(0.04)

Weighted average common shares and share equivalents outstanding-diluted	22,384	17,967	22,552	16,764

See Notes to Financial Statements.

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$11,819	$20,325
Short-term investments	18,862	—
Accounts receivable, less allowance for doubtful accounts of $76 and $76, respectively	9,765	6,134
Inventories	7,686	6,543
Prepaid expenses and other current assets	531	911

Total current assets	48,663	33,913
Property, plant and equipment, net	7,376	6,985
Other long-term assets	175	229

TOTAL ASSETS	$56,214	$41,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,003	$4,705
Accrued liabilities	2,498	4,560
Deferred margin on shipments to distributors	2,293	2,459
Current maturities of long-term debt and capital lease obligations	163	2,568

Total current liabilities	9,957	14,292
Long-term debt and capital leases, less current maturities	181	4,684
Other long-term liabilities	27	33

Total liabilities	10,165	19,009
Commitments and contingencies
Shareholders’ equity:
Common stock – no par value; 50,000,000 and 25,000,000 shares authorized as of September 30, 2004 and March 31, 2004, respectively; shares issued and outstanding: 21,456,786 as of September 30, 2004 and 19,788,088 as of March 31, 2004	104,760	84,991
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(58,710)	(62,873)

Total shareholders’ equity	46,049	22,118

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,214	$41,127

See Notes to Financial Statements

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,163	$(663)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	830	1,288
Amortization of investment purchase discounts	(64)	—
Provision for discontinued inventory	534	853
Write-down of fixed assets	166	233
Stock-based compensation	17	94
Loss (gain) on the sale of fixed assets	30	(16)
Changes in assets and liabilities
Accounts receivable	(3,631)	(714)
Inventories	(1,677)	(1,647)
Prepaid expenses and other current assets	380	428
Other long-term assets	—	(18)
Accounts payable and other current liabilities	(1,764)	1,889
Deferred margin on shipments to distributors	(166)	(516)
Other long-term liabilities	(6)	38

Net cash (used in) provided by operating activities	(1,188)	1,249

Cash flows from investing activities:
Purchases of short-term investments	(52,499)	—
Sales of short-term investments	33,700	—
Proceeds from sale of fixed assets	8	20
Capital expenditures	(1,125)	(106)
Net change in restricted cash	—	(100)

Net cash used in investing activities	(19,916)	(186)

Cash flows from financing activities:
Repayments of capital lease obligations	(93)	(9)
Repayments of long-term debt	(7,061)	(708)
Net proceeds from issuance of common stock	19,752	5,569

Net cash provided by financing activities	12,598	4,852

Net increase (decrease) in cash and cash equivalents	(8,506)	5,915
Cash and cash equivalents at beginning of period	20,325	4,513

Cash and cash equivalents at end of period	$11,819	$10,428

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$78	$703

Income taxes	$92	$1

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss)
As reported	$2,231	$619	$4,163	$(663)

Add: Stock-based employee compensation expense included in reported results	—	74	17	94
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(861)	(590)	(1,543)	(890)

Pro forma net income (loss)	$1,370	$103	$2,637	$(1,459)

Basic net income (loss) per share
As reported	$0.10	$0.04	$0.20	$(0.04)
Pro forma	$0.06	$0.01	$0.12	$(0.09)

Diluted net income (loss) per share
As reported	$0.10	$0.03	$0.18	$(0.04)
Pro forma	$0.06	$0.01	$0.12	$(0.09)

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Employee Stock Options
Expected life in years	4.05	3.21	4.05	3.39
Volatility	0.87	0.97	0.87	0.97
Risk-free interest rate	3.24%	2.71%	3.23%	2.60%

Employee Stock Purchase Plan
Expected life in years	0.50	0.38	0.49	0.39
Volatility	0.61	0.75	0.67	0.74
Risk-free interest rate	1.78%	1.54%	1.51%	1.57%

4. Net Income (Loss) Per Share The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income (loss)	$2,231	$619	$4,163	$(663)

Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	21,452	17,642	21,112	16,764

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Effect of dilutive securities:
Employee stock options	822	200	1,235	—
Warrants	110	125	205	—

Effect of dilutive securities	932	325	1,440	—

Diluted shares	22,384	17,967	22,552	16,764

Net income (loss) per share:
Basic	$0.10	$0.04	$0.20	$(0.04)

Diluted	$0.10	$0.03	$0.18	$(0.04)

Options to purchase 756,027 and 462,030 shares of common stock were outstanding during the three and six month periods ended September 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during the three and six month periods ended September 30, 2004. For the three and six months ended September 30, 2004, all outstanding warrants were included in the computation of diluted earnings per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

Options to purchase 2,218,895 and 2,570,806 shares of common stock were outstanding during the three and six month periods ended September 30, 2003, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the Average Trading Price of the common shares during the three month period ended September 30, 2003, and because we had a loss for the six month period ended September 30, 2003, and, therefore, the effect would have been anti-dilutive. Warrants to purchase 483,667 shares of common stock outstanding during the three and six month periods ended September 30, 2003, were not included in the diluted earnings per share computation, because the exercise price of the warrants was greater than the Average Trading Price of the common shares during the three month period ended September 30, 2003 and because we had a loss for the six month period ended September 30, 2003 and, therefore, the effect would have been anti-dilutive.

5. Inventories

The components of inventory consist of the following (amounts in thousands):

	September 30, 2004	March 31, 2004
Raw materials	$37	$92
Work in process	3,600	3,345
Finished goods	4,049	3,106

	$7,686	$6,543

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

7. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gains or losses on our available for sale securities. We reported an unrealized loss of $1,000 on available for sale securities during the three months ended June 30, 2004, and as a result our comprehensive income for the three and six month periods ended September 30, 2004 was $2,231,000 and $4,162,000, respectively. Comprehensive income for the three month period ended September 30, 2003 was $619,000 and equaled net income, and comprehensive loss for the six month period ended September 30, 2003 was $663,000 and equaled net loss.

8. Income Taxes

For the three and six month periods ended September 30, 2004 we recorded income tax provisions of $68,000 and $128,000, respectively, for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For the three and six month periods ended September 30, 2003, there was no income tax provision due to a net loss for the six month period.

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

Cost of Sales, Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and operating expenses, both in dollars and as a percentage of net sales, for the three and six month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2004		2003		2004		2003
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$17,060	100%	$14,857	100%	$33,532	100%	$26,766	100%
Cost of sales	10,179	60%	10,065	68%	20,113	60%	19,283	72%

Gross margin	6,881	40%	4,792	32%	13,419	40%	7,483	28%

Research and development	1,250	7%	987	7%	2,456	7%	2,039	8%
Selling, general and administrative	3,256	19%	2,978	20%	6,481	19%	5,656	21%
Other expense, net	76	0%	208	1%	191	1%	451	2%

Income (loss) before income taxes	2,299	13%	619	4%	4,291	13%	(663)	(2)%
Income taxes	68	0%	—	0%	128	0%	—	0%

Net income (loss)	$2,231	13%	$619	4%	$4,163	12%	$(663)	(2)%

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

Cost of sales increased by approximately $100,000 for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 primarily due to the following reasons:

Increase in shipments	$900
Change in product mix	900
Decrease in sales of previously reserved inventory	300
Increase in inventory reserve provision	200
Decrease in manufacturing spending	(2,000)
Other	(200)

$100

Cost of sales increased by approximately $800,000 for the six month period ended September 30, 2004 compared to the six month period ended September 30, 2003 primarily due to the following reasons:

Increase in shipments	$2,900
Change in product mix	1,800
Decrease in sales of previously reserved inventory	400
Decrease in manufacturing spending	(4,000)
Decrease in inventory reserve provision	(100)
Other	(200)

$800

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

Gross Margin. Gross margin is comprised of net sales less cost of sales. For the three month period ended September 30, 2004, gross margin was $6.9 million, an increase of $2.1 million from the prior year period’s $4.8 million. For the six month period ended September 30, 2004, gross margin was $13.4 million, an increase of $5.9 million from the prior year period’s $7.5 million. Gross margin as a percentage of revenues was 40% and 32% for the three month periods ended September 30, 2004 and 2003, respectively, and 40% and 28% for the six month periods ended September 30, 2004 and 2003, respectively. The gross margin dollar increase during the three month period ended September 30, 2004 compared to the prior year was primarily the result of increased sales volumes and reductions in manufacturing spending. The gross margin dollar increase during the six month period ended September 30, 2004 compared to the prior year was primarily the result of increased sales volumes, a significant price increase for our Medical products and reductions in manufacturing spending. The gross margin percentage increases were primarily the result of increased sales volumes that led to economies of scale in our manufacturing operations, a significant price increase for our Medical products in the second quarter of fiscal 2004 which improved gross margins on these products to approximately the company target, and reductions in manufacturing spending. Gross margins during fiscal 2004 and to a lesser extent fiscal 2005 benefited from sales of our Other products, a portion of which were previously reserved and as a result generated a 100% gross margin. In future periods, we expect our gross margin to be approximately 40% of net sales on average, subject to substantial quarterly variation due to changes in volume, pricing, product mix, manufacturing costs and manufacturing yields.

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

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
Expense increase (decrease) compared to prior year periods:
Increase in salaries and benefits due to increased staffing	$210	$290
Increase in supplies and tooling	107	127
Decrease in other expenses	(54)	—

	$263	$417

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

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
Expense increase (decrease) compared to prior year periods:
Increase in salaries and benefits due to increased staffing, primarily in sales and marketing	$84	$433
Product samples	110	230
Increase in outside services and other	84	162

	$278	$825

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

Income Taxes. For the three and six month periods ended September 30, 2004 we recorded income tax provisions of $68,000 and $128,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2005 we currently expect our effective income tax rate to be 3% of profit before taxes. For the three and six month periods ended September 30, 2003 there were no income tax provisions due to a net loss for the six month period.

Net Income. For the reasons explained above, we realized a net income of approximately $2.2 million and $619,000 for the three month periods ended September 30, 2004 and 2003, respectively, and a net income of $4.2 million and a net loss of $663,000 for the six month periods ended September 30, 2004 and 2003, respectively.

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

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. Total cash, cash equivalents and short-term investments as of September 30, 2004 were $30.7 million compared to $20.3 million as of March 31, 2004. Receivables increased $3.6 million to $9.8 million as of September 30, 2004 compared to $6.1 million as of March 31, 2004. Receivables days sales outstanding were 52 and 35 days as of September 30, 2004 and March 31, 2004, respectively, with the increase due primarily to our having shipped a higher percentage of our revenues late in the three month period ended September 30, 2004 compared to the three month period ended March 31, 2004. We expect days sales outstanding to range from 45 to 50 days in the future, depending on the linearity of our shipments. Inventories increased by approximately $530,000 and inventory reserves decreased by approximately $610,000 due to scrapping and sales of previously reserved inventory. Net inventory increased by approximately $1.1 million, resulting in a net inventory balance of $7.7 million as of September 30, 2004 compared to $6.5 million as of March 31, 2004. The increase in net inventory was the result of increased production to support our expected growth in shipments. Accounts payable and other accrued liabilities decreased by $1.8 million during the six month period ending September 30, 2004 to a balance of $7.5 million, due to payment of accrued employee bonuses and the acceleration of payments to suppliers just prior to the October 2004 start-up of our new Oracle business system in order to ease our transition.

Operating activities used approximately $1.2 million of cash during the six month period ended September 30, 2004, compared to $1.2 million of positive cash flow from operations for the six month period ended September 30, 2003. The decrease was primarily due to a decrease in accounts payable and other current liabilities and an increase in accounts receivable, offset by a swing to net income from a net loss. Investing activities used $19.9 million of cash during the six month period ended September 30, 2004, which was the result of net purchases of $18.8 million of short-term investments and $1.1 million of capital expenditures.

Net cash provided by financing activities for the six month period ended September 30, 2004 was $12.6 million and was the result of $18.0 net proceeds from our public offering of common stock, $1.1 million of proceeds from the exercise of common stock warrants and $646,000 of proceeds from sales of stock in employee stock plans, offset by $7.1 million of repayment of long-term debt. The $7.1 million of debt repayment was comprised of approximately $400,000 of regularly scheduled debt payments and the early retirement of $6.6 million of debt to Silicon Valley Bank using proceeds from our May 2004 public stock offering.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.*+

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer ^+

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer ^+

32.1	Section 1350 Certification of Principal Executive Officer ^+

32.2	Section 1350 Certification of Principal Financial Officer^+

*	Portions submitted pursuant to a request for confidential treatment.
+	Previously submitted with original 10-Q filing
^	Supplemental exhibit relating to this Amendment is attached to this Amendment

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