Form 10-Q
period 2005-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2005-08-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended June 30, 2005

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

The number of shares of the registrant’s Common Stock outstanding as of July 29, 2005 was 21,704,755.

Total pages: 90

California Micro Devices Corporation

Form 10-Q for the Quarter ended June 30, 2005

2 of 32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Net sales	$14,687	$16,472
Cost and expenses:
Cost of sales	9,620	9,934
Research and development	1,434	1,206
Selling, general and administrative	3,342	3,225
Restructuring	57	—

Total costs and expenses	14,453	14,365

Operating income	234	2,107
Other income (expense), net	248	(115)

Income before income taxes	482	1,992
Income taxes	14	60

Net income	$468	$1,932

Net income per share–basic	$0.02	$0.09

Weighted average common shares outstanding–basic	21,645	20,772

Net income per share–diluted	$0.02	$0.09

Weighted average common shares and share equivalents outstanding–diluted	22,020	22,720

See Notes to Financial Statements.

3 of 32

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2005	March 31, 2005
		(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,868	$13,830
Short-term investments	30,582	22,245
Accounts receivable, less allowance for doubtful accounts of $74 and $74, respectively	9,561	7,574
Inventories	5,782	6,532
Prepaid expenses and other current assets	917	1,286

Total current assets	54,710	51,467
Property, plant and equipment, net	4,213	6,038
Other long-term assets	185	172

TOTAL ASSETS	$59,108	$57,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,877	$4,523
Accrued liabilities	1,865	3,762
Deferred margin on shipments to distributors	2,840	2,520
Current maturities of long-term debt and capital lease obligations	82	100

Total current liabilities	11,664	10,905
Long-term debt and capital lease obligations, less current maturities	82	90
Other long-term liabilities	17	21

Total liabilities	11,763	11,016

Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; 50,000,000 shares authorized as of June 30, 2005 and March 31, 2005; shares issued and outstanding: 21,669,692 as of June 30, 2005 and 21,605,315 as of March 31, 2005	105,713	105,494
Accumulated other comprehensive (loss)	(4)	(2)

Accumulated deficit	(58,364)	(58,831)

Total shareholders’ equity	47,345	46,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,108	$57,677

(1)	Derived from audited financial statements

See Notes to Financial Statements.

4 of 32

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$468	$1,932
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash restructuring charges	5	—
Increase in inventory reserves	111	230
Accretion of investment purchase discounts	(224)	—
Depreciation	293	385
Amortization	28	51
Stock based compensation	1	17
Gain on sale of fixed assets	(13)	16
Loss on the abandonment of fixed assets	—	9
Changes in assets and liabilities:
Accounts receivable	(1,987)	(2,707)
Inventories	638	(590)
Prepaid expenses and other current assets	369	41
Other long-term assets	(16)	1
Accounts payable and other current liabilities	452	17
Deferred margin on shipments to distributors	320	317
Other long-term liabilities	(4)	(3)

Net cash provided by operating activities	441	284

Cash flows from investing activities:
Purchases of short-term investments	(51,590)	(17,326)
Sales and maturities of short-term investments	43,475	—
Proceeds from sale of fixed assets	1,716	8
Capital expenditures	(196)	(521)

Net cash used in investing activities	(6,595)	(17,839)

Cash flows from financing activities:
Repayments of capital lease obligations	(26)	(5)
Repayments of long-term debt	—	(6,992)
Net proceeds from issuance of common stock	—	18,014
Proceeds from exercise of common stock warrants	—	1,092
Proceeds from employee stock compensation plans	218	615

Net cash provided by financing activities	192	12,724

Net decrease in cash and cash equivalents	(5,962)	(5,399)
Cash and cash equivalents at beginning of period	13,830	20,325

Cash and cash equivalents at end of period	$7,868	$14,926

See Notes to Financial Statements.

5 of 32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of June 30, 2005, and the results of operations for the three month period ended June 30, 2005. Results for the three month period are not necessarily indicative of fiscal year results.

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

3. Stock Based Compensation

As allowed under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock Based Compensation,” we account for our employee stock plans in accordance with the provisions of Accounting Principles Board’s Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and have adopted the disclosure only provisions of SFAS 123. Stock based awards to non-employees are accounted for in accordance with SFAS 123 and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Fair value for these awards is calculated using the Black-Scholes option pricing model, which requires that we estimate the volatility of our stock, an appropriate risk-free interest rate, estimated time until exercise of the option, and our expected dividend yield. The Black-Scholes model was developed for use in estimating the fair value of traded options that do not have specific vesting schedules and are ordinarily transferable. The calculation of fair value is highly sensitive to the expected life of the stock based award and the volatility of our stock, both of which we estimate based primarily on historical experience. As a result, the pro forma disclosures are not necessarily indicative of pro forma effects on reported financial results for future years.

We generally recognize no compensation expense with respect to employee stock grants as the exercise price is at the market price of our common stock at the date of grant. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income and net income per share would have been revised to the pro forma amounts shown below (in thousands, except per share data) For pro forma purposes, the estimated fair value of our stock based grants is amortized over the options’ vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

6 of 32

	Three Months Ended June 30,
	2005	2004
Net income:
As reported	$468	$1,932
Add: Stock-based employee compensation expense included in reported results	1	17
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(633)	(682)

Pro forma net income (loss)	$(164)	$1,267

Basic net income (loss) per share:
As reported	$0.02	$0.09
Pro forma	$(0.01)	$0.06

Diluted net income (loss) per share:
As reported	$0.02	$0.09
Pro forma	$(0.01)	$0.06

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended June 30,
	2005	2004
Employee Stock Options:
Expected life in years	4.07	4.07
Volatility	0.73	0.87
Risk-free interest rate	3.80%	3.17%

Employee Stock Purchase Plan:
Expected life in years	0.50	0.49
Volatility	0.51	0.67
Risk-free interest rate	3.01%	1.51%

4. Net Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2005	2004
Net income	$468	$1,932

Weighted average common share outstanding used in calculation of net income per share:
Basic shares	21,645	20,772

Effect of dilutive securities:
Employee stock options	339	1,648
Warrants	36	300

Effect of dilutive securities	375	1,948

Diluted share	22,020	22,720

Net income per share:
Basic	$0.02	$0.09

Diluted	$0.02	$0.09

7 of 32

Options to purchase 2,542,211and 168,033 shares of common stock were outstanding during the three month periods ended June 30, 2005 and June 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during each of the periods ended June 30.

5. Inventories

The components of inventory consist of the following (in thousands):

	June 30, 2005	March 31, 2005
Work in process	$2,103	$2,182
Finished goods	3,679	4,350

	$5,782	$6,532

7. Comprehensive Income

Comprehensive income is principally comprised of net income and unrealized gains or losses on our available for sale securities. Comprehensive income for the three month periods ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Net income	$468	$1,932
Unrealized gains on available for sale securities	(2)	(1)

Comprehensive income	$466	$1,931

8. Income Taxes

For the three month period ended June 30, 2005 we recorded income tax provisions of $14,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions.

We have provided a valuation allowance against our net deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of our loss carry forwards. Although we had experienced quarterly taxable income beginning with the second quarter of fiscal 2004, we experienced a loss in the fourth quarter of fiscal 2005 and we have a prior history of losses, and the industry in which we operate is highly cyclical, so there are uncertainties as to our future profitability. If we continue to produce taxable income in future periods, we may reverse a portion of our valuation allowance. This may produce income rather than expense from income taxes on our financial statements in the period in which we reverse a portion of our valuation allowance. We will continue to evaluate our ability to realize the net deferred tax assets.

9. Long Term Debt

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank has provided a $15 million credit line, subject to financial and other covenants contained in the agreement. We granted the bank a security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The agreement will expire on September 28, 2005, at which time any amounts borrowed must be paid in full. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. At June 30, 2005, the full amount of the credit line was available.

8 of 32

In September 2004 we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we made the first of three annual lease payments of $82,000 in October 2004. The amount capitalized is $246,000. The outstanding capital lease obligation as of June 30, 2005 was approximately $164,000, and prepaid interest was $2,398. Interest expense on the lease during the three months ended June 30, 2005 was $2,398.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	June 30, 2005	March 31, 2005
Capitalized cost	$294	$356
Accumulated amortization	(83)	(94)

Net book value	$211	$262

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “amortization” on our condensed statements of cash flows.

10. Short Term Investments

Cash and cash equivalents represent cash and money market funds.

Short term investments represent investments in debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 365 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in other (income) expense, net. The cost of securities sold is based on the specific identification method.

Short term investments were as follows (in thousands):

	June 30, 2005	March 31, 2005
Commercial paper	$19,555	$12,510
U.S. Agency notes	10,033	9,735
Asset backed - fixed	994	—

	$30,582	$22,245

During the three month periods ended June 30, 2005 and March 31, 2005, a net unrealized holding loss of $4,000 and $2,000, respectively, were included in accumulated other comprehensive income.

11. Recent Accounting Pronouncements

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. Statement 151 clarifies abnormal amounts of idle facility expense, freight, handling costs, and wasted material be accounted for as current period expense. Statement 151 is effective for fiscal years beginning after June 15, 2005. Our adoption of SFAS 151 on April 1, 2005 did not have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The new standard requires companies to recognize compensation cost relating to share based payment transactions in their financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also includes some changes regarding the timing of expense recognition and the treatment of forfeitures. SFAS 123(R) indicates that it is effective for reporting periods beginning after June 15, 2005. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. In April 2005, the SEC amended the

9 of 32

compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. We plan to adopt SFAS 123R effective April 1, 2006 as permitted by the SEC. We are currently evaluating the impact SFAS 123(R) and SAB 107 will have on our financial statements, although our pro forma disclosure is a good indicator of potential effect.

12. Significant Customers

During the three months ended June 30, 2005, we had two original equipment manufacturers, Motorola and LG Electronics that comprised 35% and 10% of our net sales, and two distributors, RDL Electronics and Teco Enterprises that comprised 17% and 10% of our net sales.

During the three months ended June 30, 2004, we had two original equipment manufacturers, Guidant and Motorola, that comprised 20% and 14% of our net sales, and one distributor, Epco, that comprised 15% of our net sales.

13. Stock Issuances

On May 3, 2004, we closed our public offering of 1,300,000 shares of common stock at a price of $15.00 per share with net proceeds of $18.0 million, after deducting the underwriting discount of $1.1 million and offering expenses of $368,000.

On May 24, 2004 and June 7, 2004, some of the investors in prior private placements and one of our placement agents exercised some of the warrants they had been granted in such private placements or had purchased from investors in such private placements. In total, such investors and placement agent exercised warrants for 36,663 shares at an exercise price of $3.00 per share resulting in total proceeds of approximately $110,000 and exercised warrants for 225,179 shares with an exercise price of $4.36 per share resulting in total proceeds of approximately $982,000, respectively. These warrant exercises were affected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited institutional investors.

Also during the three month periods ended June 30, 2005 and 2004 we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended June 30,
	2005	2004
Shares issued	64,377	96,881
Total proceeds, in thousands	$218	$615

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

Employee terminations are as follows:

	Adjusted Plan	Less: Employees Terminated as of June 30, 2005	Employees to Be Terminated After June 30, 2005
Employees affected by the shutdown	54	52	2

10 of 32

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. A summary of the costs to close the Tempe facility are as follows (in thousands):

	Total Expected Restructuring Cost	Restructuring Expense During the Quarter Ended June 30, 2005	Restructuring Expense as of June 30, 2005	Accrued Restructuring Liability During the June 30, 2005
				Expense Accrued	Less: Costs Incurred	Accrued Restructuring Liability at June 30, 2005
Employee severance	$404	$(6)	$404	$125	$(58)	$67
Write-down of fixed assets	446	(13)	446	—	—	—
Other exit costs	531	76	531	36	(10)	$26

Total restructuring expense	$1,381	$57	$1,381	$161	$(68)	$93

In June 2005, we completed the sale of our Tempe facility to Microchip. The details of the sale were as follows (in thousands):

Sales price	$1,900
Less selling costs	(184)

Net proceeds	1,716
Net book value	(1,703)

Gain on sale	$13

15. Contingencies

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

In June 2005 we sold our Tempe land and building to Microchip Technology. Under the agreement, we retain liability for any environmental issues which may have arisen prior to the transaction closing date.

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

Forward Looking Statements

This discussion and report contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such

11 of 32

as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward looking statements. Examples of the kinds of forward looking statements in this report include statements regarding the following :

( (1) our expectation as to future levels of research and development expenses; (2) our expectation that the sale of previously reserved inventories will decline in future quarters; (3) our expectations about our fiscal 2006 income tax rate; (4) the financial statement and cash flow implications of our recent closure of our Tempe facility; (5) our expectation that our future environmental compliance costs will be minimal; (6) our target gross margin and our expectation of when we will reach such target gross margin; (7) our expectation that we will be implementing Oracle through September 30, 2005, when we expect the three-way match to be functional; and (8) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements. These risks and uncertainties include, but are not limited to, our expectation that customers will not change their minds and order end of life products remaining in our inventory but which we have already written off; whether we will decide to invest more or less in research and development due to market conditions, technology discoveries, or other circumstances; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether it takes us longer than expected to implement the three way match, for example due to issues of vendor incompatibility; and whether we encounter any unexpected environmental clean-up issues with our Tempe facility; whether we discover any further contamination at our Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors and Other Factors That Could Affect Future Results” at the end of this discussion in this under Item 2. Except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

Overview

We design and sell application specific analog semiconductor products for high volume applications in the mobile handset, personal computer and digital consumer electronics markets, which we describe as our core markets. We are a leading supplier of application specific integrated passive (ASIP™) devices for mobile handsets that provide electromagnetic interference (EMI) filtering and electrostatic discharge (ESD) protection and of ASIP devices for personal computers, personal computer peripherals and digital consumer electronics that provide low capacitance ESD protection. Both types of ASIP devices are used primarily to protect various interfaces, both external and internal, used in our customers’ products. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single chip solution. They occupy significantly less space, cost our customers less, taking into account the total cost of implementation, and offer increased performance and reliability compared to traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality.

We also offer selected active analog devices that complement our ASIP devices. They include integrated LED drivers and interface circuits for mobile handsets and power management devices for digital consumer electronics products. Our active analog device solutions use industry standard manufacturing processes for cost effectiveness.

Within the past four years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to less than 200 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to 160 million units in the quarter ended June 30, 2005.

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

12 of 32

We operate in one operating segment and most of our physical assets are located outside the United States. Our assets located outside the United States are comprised primarily of product inventories and manufacturing equipment consigned to our contract manufacturers, assemblers and test houses.

Results of Operations

Net sales

Net sales by market were as follows (in millions):

	Three Months Ended June 30,
	2005	2004
	(Unaudited)
Mobile Handsets	$10.9	$8.7
Personal Computer and Digital Consumer	3.8	3.7
Medical	—	3.2
Other products*	—	0.9

	$14.7	$16.5

*	Other products included lighting, communications, legacy and mature products.

Net sales for the three month period ended June 30, 2005 were $14.7 million, a decrease of $1.8 million or 11% from the $16.5 million of net sales for the three month period ended June 30, 2004. The increase in net sales to our core markets partially offset the absence of revenue in our non-core markets as this is the first quarter all of our revenue came from our core business. Our average unit price decreased by 39% during the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004. This decrease was due to three factors: (a) the faster growth in sales of our mobile handset products, which sell at lower prices than our personal computer and digital consumer products; (b) reductions in average selling prices of individual products, and (c) the absence of sales from medical and other products which sold at relatively high prices. At this time we are experiencing an average unit selling price decline at a rate of approximately 15% per annum.

Our growth in mobile handset sales was primarily the result of increased penetration (as measured by the average number of our parts per handset shipped worldwide), and secondarily the result of market growth. Sales from personal computer and digital consumer sales remained relatively flat. The absence of medical sales was the result of our discontinuing these products during the fourth quarter of fiscal 2005 and the absence of other sales was the result of our end of life programs for our legacy products.

Units shipped during the three month period ended June 30, 2005 increased to approximately 160 million units from approximately 108 million units in the three month period ended June 30, 2004.

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
	2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$14,687	100%	$16,472	100%
Cost of sales	9,620	66%	9,934	60%

Gross Margin	5,067	34%	6,538	40%

Research and development	1,434	10%	1,206	7%
Selling, general and administrative	3,342	23%	3,225	20%
Restructuring	57	0%	—	0%
Other income (expense), net	248	2%	(115)	(1)%

Income before income taxes	482	3%	1,992	12%
Income taxes	14	0%	60	0%

Net income	$468	3%	$1,932	12%

13 of 32

Cost of Sales

Cost of Sales Increase (Decrease), in thousands
Volume of core products	$2,592
End of non-core product sales	(1,801)
Cost reductions of core products	(1,039)
Net reserve changes	(66)

$(314)

The cost of sales increase from volume of core products was primarily driven by a 25% increase in our product sales for mobile handsets. There was a decrease in cost of sales related to the end of our non-core product sales.

Cost reductions of core products were primarily the result of process cost reductions, lower subcontractor costs and product redesigns.

The change in net inventory reserves was due to a decline in the sales of previously reserved inventories. A benefit of approximately $18,000 related to the sale of previously reserved inventory was recognized in the three month period ended June 30, 2005 compared to $200,000 for the three month period ended June 30, 2004. Most of the products for which we had established inventory reserves were sold to customers with erratic and unpredictable demand. As a result, in previous quarters we experienced sales of some products that were previously reserved and the requirement to further write down certain other products for which orders did not occur as we had expected. We expect the sale of previously reserved inventories to decline in future quarters.

Gross Margin

Gross margin decreased by $1.5 million to $5.1 million during the three month period ended June 30, 2005 compared to $6.5 million for the three month period ended June 30, 2004, which represented a 22% decrease. Gross margin as a percentage of net sales decreased to 34.5% for the three month period ended June 30, 2005, compared to 39.7% for the three month period ended June 30, 2004.

The decrease in gross margin was as follows:

Gross Margin Increase (Decrease), in thousands
Volume of core products	$2,259
Cost reductions of core products	1,039
Net reserve changes	66
Price change of core products	(2,573)
End of non-core product sales	(2,262)

$(1,471)

The gross margin improved from additional volume of core product sales primarily for mobile handsets by approximately $2.3 million and cost reductions of core products of approximately $1.0 million which were offset by ($2.6) million of average price reductions of core products and the end of our non-core product revenue which impacted gross margin by ($2.3) million. Our target gross margin is 39% to 41%. We expect, based on our assumptions for the size and timing of unit sales, unit pricing and cost reductions, that our gross margin will improve over the next several quarters toward this target. However, if our assumptions were to be incorrect, our gross margin could fail to improve to our target range or could decline.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees and prototypes, masks and other expenses for the development of new products, process

14 of 32

technology and packages. The changes in research and development expenses for the three month period ended June 30, 2005 compared to the same period in 2004 were as follows:

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
Expense increase (decrease) compared to prior period (in thousands):
Prototype costs	$150
Depreciation and amortization	61
Other expenses	30
Salaries and benefits	29
Bonus expense	(42)

$228

The increases in salaries and benefits and prototype costs were the result of an increase in our new product development effort. The increase in depreciation and amortization is due primarily to purchases of design software and test equipment. The decrease in bonus expense relates to the relative change in company performance compared to the target in each year’s plan. In the future, we expect to incur increased research and development expenses representing 8% to 10% of sales. However, if our sales were to decline in future periods, research and development could represent more than 10% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, and legal, accounting and other professional fees. The increases in selling, general, and administrative expenses for the three month period ended June 30, 2005 compared to the same period in 2004 were due to the following:

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004
Expense increase (decrease) compared to prior period (in thousands):
Oracle ERP system	$138
Salaries and benefits	74
Outside services	34
Bonus	(50)
Sales commissions and travel	(30)
Product samples to customers	(27)
Other expenses	(22)

$117

The increase in the Oracle ERP system is primarily due to the ongoing costs of operating the system. The increase in salaries and benefits was due to our hiring additional staff. The increase in outside services was due an increase in audit fees and professional fees related to our compliance with Section 404 of the Sarbanes Oxley Act. The decrease in bonus expense relates to the relative change in company performance compared to the performance target in each year’s plan. The decrease in sales commissions relates to decreased sales.

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

During the three months ended June 30, 2005 we completed the sale of our Tempe facility for net proceeds of $1.7 million. Restructuring charges for the three months ended June 30, 2005 were approximately $57,000 and we have an accrual of $93,000 to cover some minor remaining items.

Other income (expense). For the three month period ended June 30, 2005 we recorded other income of $248,000 compared to other expense of $115,000 for the three month period ended June 30, 3004 due to an increase in interest

15 of 32

income of approximately $219,000 and decreases in interest expense and amortization of debt issuance costs of approximately $44,000 and $110,000, respectively. The increase in interest income resulted from our having more cash invested following our May 2004 public offering and cash flow from operations during fiscal 2005. The decrease in interest expense and amortization of debt issuance costs resulted from our paying off our long-term debt during May 2004, using a portion of the net proceeds from our May 2004 public offering.

Income Taxes. For the three month period ended June 30, 2005 we recorded income tax provisions of $14,000 for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2006 we currently expect our effective income tax rate to be 3% of profit before taxes. For the three month period ended June 30, 2004 there was a $60,000 income tax provision.

Net Income. For the reasons explained above, we realized net income of approximately $468,000 and $1.9 million for the three month periods ended June 30, 2005 and 2004, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Financial Statements of our Annual Report on Form 10-K for the year ended March 31, 2005. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance (e.g., revenue) or because their application requires significant management judgment, are described in the following paragraphs.

Revenue recognition

Our revenue recognition policy is described in Note 2 of Notes to Financial Statements of our Annual Report on Form 10-K for the year ended March 31, 2005. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

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

When we sell our standard products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”.

Inventory and related reserves

Our inventory and related reserves policy is described in Note 2 of Notes to Financial Statements of our Annual Report on Form 10-K for the year ended March 31, 2005. Forecasting customer demand is the factor in our inventory and related reserves policy that involves significant judgments and estimates. We establish a reserve for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand to management’s forecast of customer demand for the next twelve months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. Because a significant portion of our sales are through distributors and the customer demand

16 of 32

forecast process may not include all parts, historical trends may also be used in estimating the excess and obsolete inventory reserves. We review our reserve for excess and obsolete inventory on a quarterly basis considering the known facts. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. To the extent that our forecast of customer demand materially differs from actual demand, our estimates used in determining cost of sales and gross margin could be impacted.

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

Deferred taxes

We have provided a valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income. Current federal and state tax laws include provisions that could limit the annual use of our net operating loss carryforwards in the event of certain defined changes in stock ownership. Our issuances of common and preferred stock could result in such a change. Accordingly, the annual use of our net operating loss carryforwards may be limited by these provisions, and this limitation may result in the loss of carryforward benefits to the extent the above-limited portion expires before it can be used. We have not yet determined the extent of the limitation, if any.

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

17 of 32

During fiscal year 2004 and prior fiscal years, we had two pending cases in which significant damages were sought for which it was difficult to determine the probability of loss and to estimate the resulting damages. As a result, no accrual was made until we made settlement offers, at which time the amount we offered was accrued. When these cases were settled during the first quarter of fiscal 2005, the settlement had no income statement impact as the settlement amount had been fully accrued during prior periods. As of June 30, 2005, there were no accruals for settlements.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash, cash equivalents and short term investments as of June 30, 2005 were $38.5 million compared to $36.1 million as of March 31, 2005.

Operating activities provided $441,000 of cash for the three month period ended June 30, 2005, due primarily to net income of $468,000 and non-cash charges that included depreciation and amortization of $321,000, increases to inventory reserves of $111,000 which were reduced by an increase in accounts receivable of $2.0 million and a reduction in accounts payable and other current liabilities of $452,000.

Accounts receivable increased to $9.6 million at June 30, 2005 compared to $7.6 million at March 31, 2005, primarily as a result of having made a higher percentage of our shipments late in the three month period ended June 30, 2005 compared to the three month period ended March 31, 2005. Receivables days sales outstanding were 59 and 47 days as of June 30, 2005 and March 31, 2005, respectively. Net inventory decreased by approximately $750,000 to $5.8 million as of June 30, 2005, as compared to $6.5 million as of March 31, 2005.

Accounts payable and accrued liabilities totaled $8.7 million at June 30, 2005 compared to $8.3 million at March 31, 2005.

Investing activities during the three months ended June 30, 2005 used $6.6 million of cash, primarily as the result of purchases of short term investments including the investment of the $1.7 million of net proceeds from the sale of our Tempe facility.

Net cash provided by financing activities for the three months ended June 30, 2005 was $192,000 and was primarily the result of $218,000 of net proceeds from the issuance of common stock, offset by repayments of capital lease obligations of $26,000.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank has provided a $15 million credit line, subject to financial and other covenants contained in the agreement. We granted the bank a security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The agreement will expire on September 28, 2005, at which time any amounts borrowed must be paid in full. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. At June 30, 2005, the full amount of the credit line was available.

The following table summarizes our contractual obligations as of June 30, 2005:

	Payments due by period (in thousands)
	1 year	2-3 years	4-5 years	More than 5 years	TOTAL
Capital lease obligations	$82	$82	$—	$—	$164
Operating lease obligations	227	536	559	194	1,516
Purchase obligations	1,007	132	—	—	1,139

TOTAL	$1,316	$750	$559	$194	$2,819

18 of 32

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

We incurred quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003, and in the quarter ended March 31, 2005, and we may be unable to sustain profitability.

After seven quarters of profitability, we incurred a loss of $1.0 million for the quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring an average loss of $3.8 million per quarter and doubling our accumulated deficit from $31.3 million to $67.7 million. Although we returned to profitability in the current quarter, many factors affect our ability to sustain profitability including the health of the Mobile, Personal Computer and Digital Consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, and our continued ability to manage our operating expenses. In order to sustain profitability in the long term, we will need to grow our business in our core markets and reduce our products costs enough to significantly increase our gross margin. Finally, the semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

Our revenues could fall or fail to grow leading us to reduce our investment in research and development and marketing.

We have restructured our company to better focus our product line and outsource our manufacturing, to increase our revenues in key markets and reduce our fixed costs. We recently stopped production of our Medical products and ceased their sale in March 2005 which means we need to replace their $8.5 million of revenue during fiscal 2005 to achieve the same revenue in fiscal 2006. During the first quarter of fiscal 2006, our core business revenues grew $2.3 million compared to those in the first quarter of fiscal 2005, which was $0.9 million short of replacing the Medical revenues during that quarter but more than one quarter of the $8.5 million of Medical product revenues in fiscal 2005. If we are unable to replace revenues from our Medical business with revenues from our core business, then we might choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss.

19 of 32

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the quarter ended June 30, 2005, Motorola and LG Electronics, both customers in the mobile handset market represented 45% of our net sales. There can be no assurance that Motorola and/or LG Electronics will purchase our products in the future in the quantities we have forecasted, or at all.

During the quarter ended June 30, 2005, two of our distributors, RDL Electronics and Teco Enterprises represented 27% of our net sales. If we were to lose RDL or Teco as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have the sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the mobile handset, personal computer and digital consumer electronics markets, our revenues could stop growing and might decline.

Most of our revenues in recent periods have been derived from sales to manufacturers of mobile handsets, personal computers and peripherals, and digital consumer electronics. In order for us to be successful, we must continue to penetrate the mobile handset, personal computer and digital consumer electronics markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets. For example, should growth not occur in the markets we have penetrated, our future revenues could be adversely impacted.

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

In March, 2003 and in December, 2004, we discovered deficiencies in certain of our internal control processes which caused us to have material errors in our historic financial statements, which in turn required us to restate them. In addition, during our internal control assessment as of March 31, 2005, we determined that we had two material weaknesses in our internal controls; however, we know of no need to restate our prior financial statements due to these material weaknesses as of March 31, 2005. We have been susceptible to difficulties as many of our recordkeeping processes were manual until recently or involved software that had not been upgraded for a significant period of time and for which we had no adequate backup if the software had failed. In October 2004 we

20 of 32

began to implement Oracle enterprise resource planning (ERP) software as part of our financial processes. During our implementation period, which we expect will continue through September 30, 2005, and possibly beyond, we are also at a higher risk while we evaluate the configuration of the software, the processes implemented and the training of our personnel in the new software. In addition, until eighteen months ago we experienced high turnover in our finance department, due in part to the relocation of several functions from Tempe to Milpitas and the employees performing those functions being unwilling to relocate. During fiscal 2004, we recruited an almost entirely new finance department and we recently replaced our controller.

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

We have remediated one and are in the process of remediating the second of the two material weaknesses we determined we had during our internal control assessment as of March 31, 2005, the continuing material weakness being the previously noted material weakness in our inventory costing systems. We are completing the implementation of Oracle ERP software which will assist in the appropriate recording of future vendor expenses through a three way match to replace the manual checks and balances we are still using at present. While we expect that the design and operation of our new Oracle ERP system and the other remediation steps we are taking will help us improve our internal control over our business and financial processes, there can be no assurance that we will nonetheless not have an error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets.

We determined that we had material weaknesses in our internal control over financial reporting as of March 31, 2005, one of which we are still in the process of remediating. As a result, we had to implement supplemental compensating procedures to determine that our financial statements are reliable. These material weaknesses, and any future adjustment to our financial statements which may result from them, could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending March 31, 2005, and annually thereafter, we are required to furnish a report by our management on our internal control over financial reporting. Such report will contain, among other matters, a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

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

We have performed the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Management has identified material weaknesses in its internal control processes over financial reporting, in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable (see Part I, Item 4 for more details). Our having material weaknesses in our internal controls could cause investors to lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. Until remediated, such material weaknesses could potentially result in our financial statements being inaccurate which could require their restatement which likewise could cause a loss of investor confidence and decline in our stock price.

21 of 32

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

International sales for the past few years have accounted for approximately two-thirds of our total net sales. In October 2004, we decided to cease selling our products for the medical device market during the March 2005 quarter. Accordingly, we expect that an even higher proportion of our sales will come from our international customers as this business was U.S. based. For example, during the quarter ended June 30, 2005, international sales accounted for 93% of our total net sales. International sales include sales to U.S. based customers if the product is delivered outside the United States.

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

22 of 32

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

During the quarter ended June 30, 2005, 40% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, some of which are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

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

23 of 32

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

24 of 32

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

25 of 32

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

26 of 32

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

We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with applicable requirements, we could be subject to substantial liability for cleanup efforts, property damage, personal injury and fines or suspension or cessation of our operations. In these regards, during the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples which were remediated under a work plan approved the State Department of Toxic Substances Control (“DTSC”). The DTSC informed us in a letter dated February 3, 2005, that they had determined that the site does not pose significant threat to public health and the environment. However, if other contaminants should later be found at the site, the DTSC or owner could attempt to hold us responsible. Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. While we have no reason to believe that our operations at the facility have contributed to this regional contamination, we can give no assurance that this is the case. In connection with our closure of this facility, we have conducted environmental studies at the site that did not identify any issues but should contaminants be found at the site at a later date a government agency or the new owner could attempt to hold us responsible. Under the agreement, we retain liability for any environmental issues that arise due to the condition of the property at the time of closing.

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

27 of 32

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. The Financial Accounting Standards Board (“FASB”) recently announced new regulations for the accounting for share based payments which have been deferred until our fiscal year 2007. These regulations will cause us to recognize an expense associated with our employee stock options which will decrease our earnings. As a result, we will either have lower earnings or we will not use options as widely for our employees, which could impact our ability to hire and retain key employees. There may be other future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

28 of 32

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 on internal control documentation, testing, and auditing to complete our first annual review to comply with section 404 of the Sarbanes-Oxley Act. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

29 of 32

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2005 we held $30.6 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long term debt obligations and their fair value as of June 30, 2005. The fair value of our long term debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At June 30, 2005	Periods of Maturity
	2006	2007	Thereafter	Total	Fair Value as of June 30, 2005
	(in thousands)
Liabilities:
Long-term debt obligations	$82	$82	$0	$164	$164
Weighted average interest rate	5%	5%		5%

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, and, as a result of one of the two remaining material weaknesses in our internal control over financial reporting described in Item 9A of Part II of our Form 10-K for the fiscal year ended March 31, 2005, filed with the SEC on June 14, 2005, have determined that they were not fully effective.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2005, we made the following changes to the following processes which are part of our internal control over financial reporting:

30 of 32

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

b. Matching Goods Received to Manufacturers’ Invoices Process.

We continued the process of implementing a three-way match via our Oracle enterprise resource planning software (“Oracle”) to match the goods received to our manufacturers’ invoices. This requires not just effort on our part but also effort on the part of our suppliers, primarily suppliers of our wafers and performing CSP and other back end assembly, and testing. While no assurance can be given, we expect this three-way match to be implemented in Oracle by September 30, 2005. In the interim, and possibly as a back-up until our fiscal 2006 audit, we will continue to use various manual checks and balances, including manual data entry of data from our suppliers and spreadsheets which are not part of Oracle. As our goal is to integrate Oracle into our internal control system, we consider these to be compensating procedures and not part of our internal controls which resulted in this internal control being deficient until Oracle is fully operational and demonstrated to be operating effectively. We were able to use these and other compensating procedures to obtain reasonable assurance that our financial statements were free of material misstatement.

There were no other significant changes in the Company’s internal control over financial reporting that occurred during our first quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our first quarter of fiscal 2006, which materially affect such control.

PART II.

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

31 of 32

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

Date: August 9, 2005	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

32 of 32