Form 10-Q
period 2005-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2005-11-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended September 30, 2005

or

☐	Transition Report Pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period from              to

Commission File Number 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 N. McCarthy Boulevard #100 Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of the registrant’s Common Stock outstanding as of October 31, 2005 was 22,147,657.

Total Number of Pages is 36

Exhibit Index is on Page 31

California Micro Devices Corporation

Form 10-Q for the Quarter ended September 30, 2005

2 of 36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net sales	$18,542	$17,060	$33,229	$33,532
Cost and expenses:
Cost of sales	11,511	10,179	21,131	20,113
Research and development	1,850	1,250	3,284	2,456
Selling, general and administrative	3,406	3,256	6,748	6,481
Restructuring	3	—	60	—

Total costs and expenses	16,770	14,685	31,223	29,050

Operating income	1,772	2,375	2,006	4,482
Other income (expense), net	326	(76)	574	(191)

Income before income taxes	2,098	2,299	2,580	4,291
Income taxes	63	68	77	128

Net income	2,035	2,231	2,503	4,163

Net income per share–basic	$0.09	$0.10	$0.12	$0.20

Weighted average common shares outstanding–basic	21,707	21,452	21,676	21,112

Net income per share–diluted	$0.09	$0.10	$0.11	$0.18

Weighted average common shares and share equivalents outstanding–diluted	22,606	22,384	22,313	22,552

See Notes to Financial Statements.

3 of 36

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	March 31, 2005
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$6,610	$13,830
Short-term investments	33,598	22,245
Accounts receivable, net	10,631	7,574
Inventories	6,773	6,532
Prepaid expenses and other current assets	694	1,286

Total current assets	58,306	51,467
Property, plant and equipment, net	4,259	6,038
Other long-term assets	80	172

TOTAL ASSETS	$62,645	$57,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,000	$4,523
Accrued liabilities	2,717	3,762
Deferred margin on shipments to distributors	3,017	2,520
Current maturities of long-term debt and capital lease obligations	82	100

Total current liabilities	12,816	10,905
Long-term debt and capital lease obligations, less current maturities	82	90
Other long-term liabilities	14	21

Total liabilities	12,912	11,016

Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; 50,000,000 shares authorized; shares issued and outstanding: 21,760,261 as of September 30, 2005 and 21,605,315 as of March 31, 2005	106,077	105,494
Accumulated other comprehensive loss	(15)	(2)
Accumulated deficit	(56,329)	(58,831)

Total shareholders’ equity	49,733	46,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,645	$57,677

(1)	Derived from audited financial statements

See Notes to Financial Statements.

4 of 36

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,503	$4,163
Adjustments to reconcile net income to net cash provided by operating activities:
Non cash restructuring charges	5	—
Increase in inventory reserves	454	534
Accretion of investment purchase discounts	(399)	(64)
Depreciation	576	776
Amortization	53	54
Stock based compensation	2	17
(Gain) loss on sale of fixed assets	(13)	30
Write down of fixed assets	6	166
Changes in assets and liabilities:
Accounts receivable	(3,057)	(3,631)
Inventories	(578)	(1,677)
Prepaid expenses and other current assets	592	380
Other long-term assets	87	—
Accounts payable and other current liabilities	1,308	(1,764)
Deferred margin on shipments to distributors	497	(166)
Other long-term liabilities	(7)	(6)

Net cash provided by (used in) operating activities	2,029	(1,188)

Cash flows from investing activities:
Purchases of short-term investments	(90,967)	(52,499)
Sales and maturities of short-term investments	80,000	33,700
Proceeds from sale of fixed assets	1,716	8
Capital expenditures	(553)	(1,125)

Net cash used in investing activities	(9,804)	(19,916)

Cash flows from financing activities:
Repayments of capital lease obligations	(26)	(93)
Repayments of long-term debt	—	(7,061)
Net proceeds from issuance of common stock	—	18,014
Proceeds from exercise of common stock warrants	128	1,092
Proceeds from employee stock compensation plans	453	646

Net cash provided by financing activities	555	12,598

Net decrease in cash and cash equivalents	(7,220)	(8,506)
Cash and cash equivalents at beginning of period	13,830	20,325

Cash and cash equivalents at end of period	$6,610	$11,819

See Notes to Financial Statements.

5 of 36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of September 30, 2005, and the results of operations for the three month and six month periods ended September 30, 2005 and cash flows for the six month periods ended September 30, 2005 and 2004. Results for the three and six month periods are not necessarily indicative of fiscal year results.

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

We generally recognize no compensation expense with respect to employee stock grants as the exercise price is at the market price of our common stock at the date of grant. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income and net income per share would have been revised to the pro forma amounts shown below (in thousands, except per share data) For pro forma purposes, the estimated fair value of our stock based grants is amortized over the vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

6 of 36

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$2,035	$2,231	$2,503	$4,163
Add: Stock-based employee compensation expense included in reported results	—	—	2	17
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(527)	(861)	(1,160)	(1,543)

Pro forma net income	$1,508	$1,370	$1,345	$2,637

Basic net income per share:
As reported	$0.09	$0.10	$0.12	$0.20
Pro forma	$0.07	$0.06	$0.06	$0.12
Diluted net income per share:
As reported	$0.09	$0.10	$0.11	$0.18
Pro forma	$0.07	$0.06	$0.06	$0.12

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Employee Stock Options:
Expected life in years	4.05	4.05	4.05	4.05
Volatility	0.71	0.87	0.71	0.87
Risk-free interest rate	4.08%	3.24%	4.08%	3.23%

Employee Stock Purchase Plan:
Expected life in years	0.50	0.50	0.50	0.49
Volatility	0.49	0.61	0.51	0.67
Risk-free interest rate	3.33%	1.78%	3.01%	1.51%

4. Net Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,035	$2,231	$2,503	$4,163
Weighted average common share outstanding used in calculation of net income per share:
Basic shares	21,707	21,452	21,676	21,112

Effect of dilutive securities:
Employee stock options	793	822	566	1,235
Warrants	106	110	71	205

Effect of dilutive securities	899	932	637	1,440

Diluted share	22,606	22,384	22,313	22,552

Net income per share:
Basic	$0.09	$0.10	$0.12	$0.20

Diluted	$0.09	$0.10	$0.11	$0.18

7 of 36

Options to purchase 653,296 and 1,597,753 shares of common stock were outstanding during the three and six month periods ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during each of the periods ended September 30, 2005. For the three and six months ended September 30, 2005, all outstanding warrants were included in the computation of diluted earning per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

Options to purchase 756,027 and 462,030 shares of common stock were outstanding during the three and six month periods ended September 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the Average Trading Price of the common shares during each of the periods ended September 30, 2004. For the three and six months ended September 30, 2004, all outstanding warrants were included in the computation of diluted earning per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

5. Inventories

The components of inventory consist of the following (in thousands):

	September 30, 2005	March 31, 2005
Work in process	$2,254	$2,182
Finished goods	4,519	4,350

	$6,773	$6,532

6. Comprehensive Income

Comprehensive income is principally comprised of net income and unrealized gains or losses on our available for sale securities. Comprehensive income for the three and six month periods ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,035	$2,231	$2,503	$4,163
Unrealized (loss) on available for sale securities	(12)	—	(15)	(1)

Comprehensive income	$2,023	$2,231	$2,488	$4,162

7. Income Taxes

For the three and six month period ended September 30, 2005 we recorded income tax provisions of $63,000 and $77,000, respectively for federal and state income taxes. For the three and six month periods ended September 30, 2004 we recorded income tax provisions of $68,000 and $128,000, respectively for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions.

We have provided a valuation allowance against our net deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of our loss carry forwards. Although we had experienced quarterly taxable income beginning with the second quarter of fiscal 2004, we experienced a loss in the fourth quarter of fiscal 2005 and we have a prior history of losses. In addition, the industry in which we operate is highly cyclical, so there are uncertainties as to our future profitability. If we continue to produce taxable income in future periods, we may reverse a portion of our valuation allowance. This may produce income rather than expense from income taxes on our financial statements in the period in which we reverse a portion of our valuation allowance. We will continue to evaluate our ability to realize the net deferred tax assets.

8. Long Term Debt

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 25, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for

8 of 36

one year from the original September 28, 2005 termination date. There was $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. (See Note 15 Subsequent Events).

In September 2004, we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we made the first of three annual lease payments of $82,000 in October 2004. The amount capitalized is $246,000. The outstanding capital lease obligation as of September 30, 2005 was approximately $164,000, and prepaid interest was $9,000. Interest expense on the lease during the three months ended September 30, 2005 was $2,984.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	September 30, 2005	March 31, 2005
Capitalized cost	$294	$356
Accumulated amortization	(106)	(94)

Net book value	$188	$262

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “amortization” on our condensed statements of cash flows.

9. Short Term Investments

Cash and cash equivalents represent cash and money market funds.

Short term investments represent investments in debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 365 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Because we have the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, we do not consider the investments to be other than temporarily impaired at September 30, 2005, and March 31, 2005. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in other income (expense). Net interest on securities classified as available for sale is also included in other (income) expense, net. The cost of securities sold is based on the specific identification method.

Short term investments were as follows (in thousands):

	September 30, 2005	March 31, 2005
Commercial paper	$15,245	$12,510
U.S. Agency notes	10,166	9,735
Corporate Debentures/Bonds	5,179	—
Asset backed - fixed	3,008	—

	$33,598	$22,245

During the three month and six months periods ended September 30, 2005, net unrealized holding loss of $12,000 and $15,000, respectively, were included in accumulated other comprehensive income.

10. Recent Accounting Pronouncements

On June 1, 2005 the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

9 of 36

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

11. Significant Customers

During the three months ended September 30, 2005, we had one original equipment manufacturer, Motorola, that comprised 43% of our net sales and one distributor, RDL Electronics, that comprised 12% of our net sales. During the six months ended September 30, 2005, we had one original equipment manufacturer, Motorola, that comprised 39% of our net sales and one distributor, RDL Electronics, that comprised 15% of our net sales.

During the three months ended September 30, 2004, we had three original equipment manufacturers Motorola, Guidant and LG Electronics, that comprised 21%, 13% and 11% respectively of our net sales, and one distributor, Epco, that comprised 14% of our net sales. During the six months ended September 30, 2004, we had two original equipment manufacturers, Motorola and Guidant, that comprised 18% and 16%, respectively, of our net sales, and one distributor, Epco, that comprised 15% of our net sales.

12. Stock Issuances

On May 3, 2004, we closed our public offering of 1,300,000 shares of common stock at a price of $15.00 per share with net proceeds of $18.0 million, after deducting the underwriting discount of $1.1 million and offering expenses of $368,000.

On May 24, 2004 and June 7, 2004, some of the investors in prior private placements and one of our placement agents exercised some of the warrants they had been granted in such private placements or had purchased from investors in such private placements. In total, such investors and placement agent exercised warrants for 36,663 shares at an exercise price of $3.00 per share resulting in total proceeds of approximately $110,000 and exercised warrants for 225,179 shares with an exercise price of $4.36 per share resulting in total proceeds of approximately $982,000, respectively. On September 19, 2005, an investor in one of our prior private placements exercised warrants for 29,412 shares at an exercise price of $4.36 per share resulting in total proceeds of approximately $128,000. These warrant exercises were affected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited institutional investors.

Also during the three month and six month periods ended September 30, 2005 we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Shares issued	61,157	125,534
Total proceeds, in thousands	$235	$453

13. Restructuring

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

10 of 36

On March 31, 2005 our board of directors approved the termination of additional employees as a modification to the original plan.

Employee terminations are as follows:

	Adjusted Plan	Less: Employees Terminated as of September 30, 2005	Employees to Be Terminated After September 30, 2005
Employees affected by the shutdown	54	52	2

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. A summary of the costs to close the Tempe facility are as follows (in thousands):

	Total Expected Restructuring Cost	Restructuring Expense During the Quarter Ended September 30, 2005	Restructuring Expense as of September 30, 2005	Expense Accrued	Less: Costs Incurred	Accrued Restructuring Liability at September 30, 2005
Employee severance	$404		$404	$67	$(16)	$51
Write-down of fixed assets	449	2	449	—	—	—
Other exit costs	532	1	532	26	(10)	16

Total restructuring expense	$1,385	$3	$1,385	$93	$(26)	$67

As of September 30, 2005, the real estate and manufacturing equipment identified under the plan have been sold and the remaining activities include the termination of two employees and one contract.

14. Contingencies

Environmental

We have been subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals used in our manufacturing processes, which are now fully outsourced to independent contract manufacturers. We have obtained all necessary permits for such discharges and storage, and we believe that we have been in substantial compliance with the applicable environmental regulations. Industrial waste generated at our facilities was either processed prior to discharge or stored in double-lined barrels until removed by an independent contractor. With the completion of our Milpitas site remediation and the closure of our Tempe facility during fiscal 2005, we now expect our environmental compliance costs to be minimal.

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at September 30, 2005 or March 31, 2005. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

15. Subsequent Events

On October 25, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There was $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur.

11 of 36

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

Forward Looking Statements

This discussion and report contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward looking statements. Examples of the kinds of forward looking statements in this report include statements regarding the following:

(1) our expectation as to future levels of research and development expense; (2) our expectation that our average unit sales price for like products will decline approximately 15% per year; (3) our expectation that our gross margin will continue to improve over the next several quarters toward our target range of 39% to 41%; (4) our expectation that the sale of previously reserved inventories will continue at minimal levels in future quarters; (5) our expectations about our fiscal 2006 income tax rate; (6) our expectation that our future environmental compliance costs will be minimal; (7) our plan to adopt SFAS 123R on April 1, 2006; (8) our plan when determining our unaudited financial results during fiscal 2006 to continue to utilize supplemental procedures to verify the effectiveness of our three-way match of the goods received to our suppliers’ invoices and our purchase orders until we have obtained sufficient evidence of its operating effectiveness; and (9) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward looking statements. These risks and uncertainties include, but are not limited to, our expectation that customers will not change their minds and order end of life products remaining in our inventory but which we have already written off; whether we will decide to invest more or less in research and development due to market conditions, technology discoveries, or other circumstances; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether it takes us longer than expected to fully implement and verify the three-way match, for example due to issues of vendor incompatibility; whether we encounter any unexpected environmental clean-up issues with our Tempe facility; whether we discover any further contamination at our Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under the caption “Risk Factors and Other Factors That Could Affect Future Results” at the end of this discussion in this under Item 2. Except as required by law, we undertake no obligation to update any forward looking statement, whether as a result of new information, future events, or otherwise.

Overview

We design and sell application specific analog semiconductor products for high volume applications in the mobile handset, personal computer and digital consumer electronics markets which we describe as our core markets. We are a leading supplier of application specific integrated passive (ASIP™) devices for mobile handsets that provide electromagnetic interference (EMI) filtering and electrostatic discharge (ESD) protection and of ASIP devices for personal computers, personal computer peripherals and digital consumer electronics that provide low capacitance ESD protection. Both types of ASIP devices are used primarily to protect various interfaces, both external and internal, used in our customers’ products. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single semiconductor device. They occupy significantly less space, cost our customers less, taking into account the total cost of implementation, and offer increased performance and reliability compared to traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog elements to provide additional functionality.

We also offer selected active analog devices that complement our ASIP devices. They include integrated LED drivers and interface circuits for mobile handsets and power management devices for digital consumer electronics products. Our active analog device solutions use industry standard manufacturing processes for cost effectiveness.

12 of 36

Within the past four years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to less than 200 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to approximately 200 million units in the quarter ended September 30, 2005.

End customers for our semiconductor products are original equipment manufacturers (OEMs) including Dell Inc., Hewlett-Packard Company, Kyocera Wireless Corp., LG Electronics, Motorola, Inc., Pantech Co., Ltd., Samsung Electronics Co., Ltd. and Sony Corporation. We sell to some of these end customers through original design manufacturers (ODMs), including Arima Computer Corporation, BenQ Corporation, Compal Electronics, Inc. and Quanta Computer, Inc., and contract electronics manufacturers (CEMs), including Flextronics International Ltd., Foxconn (Hon Hai Precision Industry Co., Ltd.) and Solectron Corporation. We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

We operate in one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses.

Results of Operations

Net sales

Net sales by market were as follows (in millions):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
Mobile Handsets	$14.6	$9.4	$25.4	$18.2
Personal Computer and Digital Consumer	3.9	3.6	7.8	7.3
Medical	—	2.2	—	5.4
Other products*	—	1.9	—	2.6

	$18.5	$17.1	$33.2	$33.5

*	Other products included lighting, communications, legacy and mature products.

Net sales for the three month period ended September 30, 2005 were $18.5 million, an increase of approximately $1.4 million or 8% from the $17.1 million of net sales for the three month period ended September 30, 2004. Net sales for the six month period ended September 30, 2005 were $33.2 million, a decrease of approximately $300,000 or less than 1% from the $33.5 million of net sales for the six month period ended September 30, 2004. Within the past year we have exited the non-core Medical and Other markets so our sales in those markets declined from $4.1 million and $8.0 million in the three and six month periods ended September 30, 3004 to zero in the three and six month periods ended September 30, 2005. Net sales from products for our core markets (mobile handsets, personal computers and digital consumer electronics) for the three month period ended September 30, 2005 were $18.5 million compared to $13.0 million in the three month period ended September 30, 2004, an increase of 42%. Net sales from products for our core markets during the six month period ended September 30, 2005 were $33.2 compared to $25.5 million for the six month period ended September 30, 2004, an increase of 30%. These increases in sales in products for our core markets exceeded the sales we eliminated by exiting our non-core markets for the three month period ended September 30, 2005 and approximately matched the sales we eliminated by exiting our non-core markets for the six month period ended September 30, 2005. Our overall average unit price declined to $0.09 from $0.16 and our average unit price for products for our core markets declined to $0.09 from $0.12 during the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004. The difference between the overall average unit price and the average unit price for products for our core markets in the September 30, 2004 period reflects the impact of the higher priced products for our non-core markets which we no longer sell. The average unit price for products for our core markets has declined by 24% during the year over year period. Of this decline, 14% represents the weighted average decline in products that sold in both periods and the remaining 10% of the decline is due to changes in the mix of products and to introducing products with a lower than average selling price primarily due to the lower selling prices of many of our products for the mobile handset market compared to that of our other products for the personal computer and digital consumer markets. In the future we expect our average unit selling price for like products to decline at a rate of approximately 15% per annum.

Our growth in sales from products for the mobile handset market was primarily the result of increased penetration (as measured by the average number of our parts per total handsets shipped), and secondarily the result of market growth. Sales from products for the personal computer and digital consumer market remained relatively flat. The absence of product sales for the medical market was the result of our discontinuing these products during the fourth quarter of fiscal 2005 and the absence of sales of other products was the result of our end of life programs for our legacy products.

13 of 36

Units shipped during the three and six month periods ended September 30, 2005 increased to approximately 200 million units and approximately 360 million units from approximately 101 million and 209 million units in the three and six month periods ended September 30, 2004.

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three and six month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2005		2004		2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$18,542	100%	$17,060	100%	$33,229	100%	$33,532	100%
Cost of sales	11,511	62%	10,179	60%	21,131	64%	20,113	60%

Gross Margin	7,031	38%	6,881	40%	12,098	36%	13,419	40%
Research and development	1,850	10%	1,250	7%	3,284	10%	2,456	7%
Selling, general and administrative	3,406	18%	3,256	19%	6,748	20%	6,481	19%
Restructuring	3	0%	—	0%	60	0%	—	0%
Other income (expense), net	326	2%	(76)	0%	574	2%	(191)	(1)%

Income before income taxes	2,098	11%	2,299	13%	2,580	8%	4,291	13%
Income taxes	63	0%	68	0%	77	0%	128	0%

Net Income	$2,035	11%	$2,231	13%	$2,503	8%	$4,163	12%

Cost of Sales

Cost of sales increased by approximately $1.3 million for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 primarily due to the following reasons:

Cost of Sales Increase (Decrease), in thousands
Volume of products for core markets	$4,592
End of sales of products for non-core markets	(1,971)
Net reserve changes for products for core markets	282
Cost reductions of products for core markets and other	(1,571)

$1,332

Cost of sales increased by approximately $1.0 million for the six month period ended September 30, 2005 compared to the six month period ended September 30, 2004 primarily due to the following reasons:

Cost of Sales Increase (Decrease), in thousands
Volume of products for core markets	$7,184
End of sales of products for non-core markets	(3,772)
Net reserve changes for products for core markets	216
Cost reductions of products for core markets and other	(2,610)

$1,018

The cost of sales increase from volume of products for our core markets was primarily driven by a 55% and a 40% increase in sales in our products used in mobile handsets for the three and six month periods ended September 30, 2005, respectively. There was a decrease in cost of sales related to the end of our product sales for non-core markets for both the three and six month periods ended September 30, 2005 as we exited those markets and eliminated our sales.

14 of 36

The increase in net inventory reserve expense was due to a decline in the sales of previously reserved inventory. The benefits related to sales of previously reserved inventory for the three month periods ended September 30, 2005 and 2004 were approximately $28,000 and $200,000, respectively, and for the six month periods ended September 30, 2005 and 2004 were approximately $160,000 and $400,000, respectively. We expect the sale of previously reserved inventories to continue at minimal levels in future quarters.

The cost reductions of products for our core markets were primarily the result of process cost reductions, lower subcontractor costs (both by sourcing with lower cost subcontractors and by cost reductions at existing subcontractors) and product redesigns for both the three and six month periods ended September 30, 2005 and 2004.

Gross Margin

Gross margin increased by approximately $150,000 for the three month period ended September 30, 2005 compared to the three month period ended September 30, 2004 primarily due to the following reasons:

Gross Margin Increase (Decrease), in thousands

Volume of products for core markets	$3,707
Cost reductions of products for core markets	1,571
Net reserve changes for products for core markets	(282)
Price change of products for core markets	(2,907)
End of sales for products for non-core markets	(1,939)

$150

Gross margin as a percentage of net sales decreased to 38% for the three month period ended September 30, 2005, compared to 40% for the three month period ended September 30, 2004. Our gross margin had declined during the second half of fiscal 2005 to a low of 27% during the fourth quarter as our cost reductions lagged our sales price decreases and the requirement to reserve excess inventory. The increase this quarter continued the trend from last quarter when our gross margin was 34%. Our target gross margin is 39% to 41%. We expect, based on our assumptions for the size and timing of unit sales, unit pricing and cost reductions that our gross margin will continue to improve over the next several quarters toward this target. However, if our assumptions were to be incorrect, our gross margin could fail to improve to our target range or could decline.

Gross margin decreased by approximately $1.3 million for the six month period ended September 30, 2005 compared to the six month period ended September 30, 2004 primarily due to the following reasons:

Gross Margin Increase (Decrease), in thousands

Volume of products for core markets	$5,966
Cost reductions of products for core markets	2,610
Net reserve changes for products for core markets	(216)
Price change of products for core markets	(5,480)
End of sales for products for non-core markets	(4,201)

$(1,321)

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The changes in research and development expenses for the three and six month periods ended September 30, 2005, compared to the same periods in 2004 were as follows:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Expense increase (decrease) compared to prior period (in thousands):
Outside services	$330	$355
Salaries and benefits	195	310
Bonus expense	83	41
Depreciation and amortization	43	105
Other expenses	(51)	17

	$600	$828

15 of 36

The increase in outside services is due primarily to outsourced design services for new products. The increases in salaries and benefits were the result of an increase in staffing level to support our new product development efforts. The increase in bonus expense relates to the relative change in company performance compared to the target in each year’s plan. The increase in depreciation and amortization is due primarily to purchases of design software and test equipment. We expect research and development expenses to represent 8% to 10% of sales in the future. However, if our sales were to decline in future periods, research and development could represent more than 10% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting and other professional fees. The increases in selling, general, and administrative expenses for the three and six month periods ended September 30, 2005 compared to the same periods in 2004 were as follows:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Expense increase (decrease) compared to prior period (in thousands):
Bonus	$171	$121
Other expenses	167	291
Salaries and benefits	67	76
Outside services	(255)	(221)

	$150	$267

The increase in bonus expense relates to the increased management bonuses we expect to pay in fiscal 2006 versus 2005 resulting from the better company performance relative to the performance target for those metrics used in each year’s management bonus plan. The increase in salaries and benefits was due to our hiring additional staff. The decrease in outside services was due to decreased professional fees related to Section 404 of the Sarbanes Oxley Act compliance efforts which are being handled to a greater extent with internal resources during fiscal year 2006 compared to fiscal year 2005.

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

Other income (expense). For the three month period ended September 30, 2005 we recorded other income of $326,000 compared to other expense of $76,000 for the three month period ended September 30, 2004. For the six month periods ended September 30, 2005 and September 30, 2004, we recorded other income of $574,000 and other expense of $191,000, respectively. The increase in other income is due to interest income for the three and six month periods ended September 30, 2005 of approximately $242,000 and $461,000, respectively. Interest expense and amortization of debt issuance costs for the three and six month periods ended September 30, 2005 increased by approximately $8,000 and decreased by approximately $146,000, respectively. The increase in interest income resulted from our having more cash invested as a result of our May 2004 public offering, positive cash flow from operations and the sale of Tempe related assets. The decrease in interest expense and amortization of debt issuance costs resulted from paying off our long-term debt during May 2004 using a portion of the net proceeds from our May 2004 public offering.

Income Taxes. For the three and six month period ended September 30, 2005 we recorded income tax provisions of $63,000 and $77,000 for federal and state income taxes. For the three and six month period ended September 30, 2004 we recorded income tax provisions of $68,000 and $128,000, respectively. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2006 we currently expect our effective income tax rate to be 3% of profit before taxes.

Net Income. For the reasons explained above, we realized net income of approximately $2.0 million and $2.5 million for the three month and six month periods ended September 30, 2005, respectively, and net income of $2.2 million and $4.2 million, respectively, for the three and six month periods ending September 30 2004.

16 of 36

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

Revenue from sales of our standard products to distributors whose terms provide for price concessions or for product return rights is recognized when the distributor sells the product to an end customer. For our end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor because our contractual arrangements provide for no right of return or price concessions for those products.

When we sell products to distributors, we defer the gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”.

Inventory and related reserves

Our inventory and related reserves policy is described in Note 2 of Notes to Financial Statements of our Annual Report on Form 10-K for the year ended March 31, 2005. Forecasting customer demand is the factor in our inventory and related reserves policy that involves significant judgments and estimates. We establish a reserve for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand to management’s forecast of customer demand for the next twelve months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. Because a significant portion of our sales are through distributors and the customer demand forecast process may not include all parts, historical trends may also be used in estimating the excess and obsolete inventory reserves. We review our reserve for excess and obsolete inventory on a quarterly basis considering the known facts. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. To the extent that our forecast of customer demand materially differs from actual demand, our estimates used in determining cost of sales and gross margin could be affected.

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

Stock-based compensation

We account for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, we do not record an expense for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date. Stock-based compensation related to non-employees is based on the fair value of the related stock or options in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Expense associated with stock-based compensation is amortized on an accelerated basis under FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, over the vesting period of each individual award.

17 of 36

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. We will recognize costs determined under SFAS 123R over the period during which an employee provides services in exchange for the award, known as the “requisite service period,” which is usually the vesting period. We have not yet fully quantified the effects of the adoption of SFAS 123R, but expect that the new standard will result in significant stock-based compensation expense.

The actual effects of adopting SFAS 123R will depend on numerous factors and assumptions including the valuation model we choose to value stock-based awards, the rate of forfeiture we assume, the method by which we recognize the fair value of awards over the requisite service period, and the transition method we choose for adopting SFAS 123R.

SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and will be adopted by us on April 1, 2006.

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

During the three month period ended September 30, 2005, we settled one case that was immaterial to our results of operations. As of September 30, 2005, there were no accruals for settlement offers.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash, cash equivalents and short term investments as of September 30, 2005 were $40.2 million compared to $36.1 million as of March 31, 2005.

Operating activities provided $2.0 million of cash for the six month period ended September 30, 2005, due primarily to net income of $2.5 million and non-cash charges that included depreciation and amortization of $629,000 and increases to inventory reserves of $454,000 which were reduced by an increase in accounts receivable of $3.0 million and an increase in accounts payable and other current liabilities of $1.3 million.

Accounts receivable increased to $10.6 million at September 30, 2005 compared to $7.6 million at March 30, 2005, primarily due to the higher level of sales. Receivables days sales outstanding were 52 and 47 days as of September 30, 2005 and March 31, 2005, respectively. Net inventory increased by approximately $241,000 to $6.8 million as of September 30, 2005, compared to $6.5 million as of March 31, 2005. Inventory turns were 7.3 and 5.7 as of September 30, 2005 and March 31, 2005, respectively.

Accounts payable and accrued liabilities totaled $9.7 million at September 30, 2005 compared to $8.3 million at March 31, 2005.

18 of 36

Investing activities during the six months ended September 30, 2005 used $9.8 million of cash, primarily as the result of purchases of short term investments including the investment of the $1.7 million of net proceeds from the sale of our Tempe facility.

Net cash provided by financing activities for the six months ended September 30, 2005 was $555,000 and was primarily the result of $581,000 of net proceeds from the issuance of common stock and the exercise of common stock warrants, offset by repayments of capital lease obligations of $26,000.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 25, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There was $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. (See Note 15 Subsequent Events).

The following table summarizes our contractual obligations as of September 30, 2005:

	Payments due by period (in thousands)
	1 year	2-3 years	4-5 years	More than 5 years	TOTAL
Capital lease obligations	$82	$82	$—	$—	$164
Operating lease obligations	116	536	559	193	1,404
Purchase obligations	1,935	132	—	—	2,067

TOTAL	$2,133	$750	$559	$193	$3,635

We currently anticipate that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

19 of 36

We incurred quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003, and in the quarter ended March 31, 2005, and we may be unable to sustain profitability.

After seven quarters of profitability, we incurred a loss of $1.0 million for the quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring an average loss of $3.8 million per quarter and doubling our accumulated deficit from $31.3 million to $67.7 million. Although we have been profitable for the past two quarters, many factors affect our ability to sustain profitability including the health of the mobile handset, personal computer and digital consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, and our continued ability to manage our operating expenses. In order to sustain profitability in the long term, we will need to grow our business in our core markets and reduce our product costs enough to increase our gross margin. Finally, the semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

Our revenues could fall or fail to grow leading us to reduce our investment in research and development and marketing.

We have restructured our company to better focus our product line and outsource our manufacturing, to increase our revenues in key markets and reduce our fixed costs. In the second half of fiscal 2004, we stopped production of our Medical products and ceased their sale in March 2005 which means we need to replace their $8.5 million of revenue during fiscal 2005 to achieve the same revenue in fiscal 2006. In addition, we completed the end of life sales of our Other products during fiscal 2005 which generated $3.2 million of revenue that we also need to replace during fiscal 2006 to achieve the same revenue. During the first half of fiscal 2006, our core business revenues grew $7.7 million compared to those in the first half of fiscal 2005, which was approximately $300,000 short of replacing the Medical and Other revenues during those six months but more than one half of the $11.7 million of Medical and Other product revenues in fiscal 2005. If we are unable to continue to replace revenues from our Medical and Other business with revenues from our core business, then we might choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the quarter ended September 30, 2005, Motorola, a customer in the mobile handset market, represented 43% of our net sales. There can be no assurance that Motorola will purchase our products in the future in the quantities we have forecasted, or at all.

During the quarter ended September 30, 2005, our distributor, RDL Electronics represented 12% of our net sales. If we were to lose RDL as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

We currently generate more than three quarters of our sales from the mobile handset market. If sales of mobile handsets decline, our revenues could stop growing and might decline.

More than three quarters of our revenues in the first three and six months of fiscal 2006 were from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could be adversely impacted.

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

20 of 36

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

In March, 2003 and in December, 2004, we discovered deficiencies in certain of our internal control processes which caused us to have material errors in our historic financial statements, which in turn required us to restate them. In addition, during our internal control assessment as of March 31, 2005, we determined that we had two material weaknesses in our internal controls; however, we know of no need to restate our prior financial statements due to these material weaknesses as of March 31, 2005. We have been susceptible to difficulties as many of our record keeping processes were manual until recently or involved software that had not been upgraded for a significant period of time. In October 2004 we began to implement Oracle enterprise resource planning (ERP) software as part of our financial processes. During our implementation period, we are also at a higher risk while we evaluate the configuration of the software, the processes implemented and the training of our personnel in the new software. In addition, until eighteen months ago we experienced high turnover in our finance department, due in part to the relocation of several functions from Tempe to Milpitas and the employees performing those functions being unwilling to relocate. During fiscal 2004, we recruited an almost entirely new finance department and we recently replaced our controller.

While preparing our financial statements for the 2003 fiscal year, we had a combination of reportable conditions that, taken together, we and our then independent auditor determined constituted a material weakness in our internal controls. The material weakness included issues with our inventory costing systems and procedures, accounts payable cutoff, information systems user administration and finance organization. We have instituted additional processes and procedures to mitigate the conditions identified and to provide reasonable assurance that our internal control objectives are met. We instituted backup procedures for our manual processes as we completed our automation of them. Although we have devoted substantial effort and resources to improving our internal controls, at the end of the third quarter of fiscal 2005, as a result of implementing our ERP software, we identified certain costs from vendors that had been recognized in the incorrect quarter. Accordingly, we restated our financial results for the six prior quarters to correct these timing inaccuracies. The largest change to our reported net income in any one quarter was $63,000.

We believe that we have substantially remediated both of the material weaknesses we identified during our internal control assessment as of March 31, 2005, although we are continuing to implement software in our Oracle ERP software to automate the entry of data from suppliers into Oracle to improve efficiency. While we expect that the design and operation of our new Oracle ERP system and the other remediation steps we are taking will help us improve our internal control over our business and financial processes, there can be no assurance that we will nonetheless not have an error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense and limiting our access to financial markets.

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

21 of 36

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

We have performed the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. Management identified, and has subsequently remediated, material weaknesses in its internal control over financial reporting, in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable. Should we discover that we have a material weakness in our internal control over financial reporting in the future, especially considering that we have had material weaknesses in the past which we believe have been remediated, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

International sales for the past few years have accounted for approximately two-thirds of our total net sales. In October 2004, we decided to cease selling our products for the medical device market during the March 2005 quarter. Accordingly, we expect that an even higher proportion of our sales will come from our international customers as this business was U.S. based. For example, during the quarter ended September 30, 2005, international sales accounted for 95% of our total net sales. International sales include sales to U.S. based customers if the product is delivered outside the United States.

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

22 of 36

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

During the quarter ended September 30, 2005, 28% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, some of which are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our dependence on a limited number of foundry partners and CSP ball drop, assembly and test subcontractors exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners, CSP ball drop, assembly and test subcontractors as it would lead to significant increases in our costs. Currently, we have three foundry partners and rely on several CSP ball drop, assembly and test subcontractors. Many of our products are sole sourced at one of our foundry partners in China or Japan. CSP ball drop is a key step in the chip scale packaging used for the bulk of our mobile handset products. Currently, there are only a limited number of suppliers of this service and we currently use three of them. Furthermore, due to volume and pricing considerations, we use only a small number of other assembly and test subcontractors. If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

23 of 36

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

24 of 36

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

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business. During fiscal 2006, we have hired new vice presidents of engineering and sales and our future success will depend in material part upon their performance.

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

25 of 36

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

26 of 36

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

27 of 36

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

28 of 36

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005 we held $33.6 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

29 of 36

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long term debt obligations and their fair value as of September 30, 2005. The fair value of our long term debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

	Periods of Maturity			Total	Fair Value as of September 30, 2005
At September 30, 2005	2006	2007	Thereafter
	(in thousands)
Liabilities:
Long-term debt obligations	$82	$82	$0	$164	$164
Weighted average interest rate	5%	5%	—	5%	—

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, and have determined that they were reasonably effective, taking into account the totality of the circumstances.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2005, we made the following changes to processes which are part of our internal control over financial reporting:

We have substantially completed the implementation of a three-way matching process via our Oracle enterprise resource planning software (“Oracle”) to match the goods received to our suppliers’ invoices and our purchase orders. This implementation has required not just effort on our part but also effort on the part of our suppliers, primarily suppliers of our wafers and those performing CSP and other back end assembly and testing. We are still in the process of implementing software in Oracle to automate the entry of data from our suppliers into Oracle to improve process efficiency. We had identified our lack of an effective three-way matching process as a material weakness in our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005, and we believe that by substantially implementing such a process in Oracle, we have substantially remediated that material weakness. However, since the three-way matching process in Oracle has not been in operation for a sufficient period of time to enable us to obtain sufficient evidence of its operating effectiveness, and the remediation of the associated material weakness, we will continue to utilize supplemental procedures to verify the effectiveness of this process during fiscal 2006 until we have tested and obtained sufficient evidence of its operating effectiveness.

There were no other significant changes in the Company’s internal control over financial reporting that occurred during our second quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our second quarter of fiscal 2006, which materially affect such control.

PART II.

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2005, an investor in one of our prior private placements exercised warrants for 29,412 shares of our no par value common stock at an exercise price of $4.36 per share resulting in total proceeds of approximately $128,000. This warrant exercise was affected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holder was an accredited institutional investors.

ITEM 3. Defaults upon Senior Securities

None.

30 of 36

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on August 25, 2005. At the meeting the following matters were acted upon.

Matter Acted Upon:

A. Election of Directors

	Votes for	Votes Withheld
Robert V. Dickinson	20,267,332	633,278
Wade F. Meyercord	20,125,088	775,522
Dr. Edward C. Ross	20,114,599	786,011
Dr. David W. Sear	20,269,580	631,030
Dr. John L. Sprague	20,098,981	801,629
David L. Wittrock	20,090,785	809,825

B. To ratify the selection of the firm Grant Thornton LLP as the independent auditors for the fiscal year ending March 31, 2006.

For	20,821,098
Against	41,348
Abstain	38,164
Broker non-vote	0

C. To amend the 2004 Omnibus Incentive Compensation Plan to increase the total number of shares reserved thereunder by 1,030,000 shares.

For	10,457,480
Against	1,801,792
Abstain	85,127
Broker non-vote	8,556,211

D. To amend the 1995 Employee Stock Purchase Plan to increase the total number of shares reserved thereunder by 50,000 shares.

For	11,673,315
Against	625,403
Abstain	45,681
Broker non-vote	8,556,211

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

31 of 36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: November 9, 2005	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

32 of 36