Form 10-Q
period 2005-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2006-02-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of January 31, 2006 was 22,782,667.

California Micro Devices Corporation

Form 10-Q for the Quarter ended December 31, 2005

2 of 37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net sales	$19,617	$17,840	$52,846	$51,372
Cost and expenses:
Cost of sales	12,363	11,342	33,493	31,455
Research and development	2,037	1,192	5,321	3,648
Selling, general and administrative	3,053	3,484	9,802	9,965
Restructuring	(1)	1,055	59	1,055

Total costs and expenses	17,452	17,073	48,675	46,123

Operating income	2,165	767	4,171	5,249
Other income (expense), net	414	130	988	(61)

Income before income taxes	2,579	897	5,159	5,188
Income taxes	52	27	129	155

Net income	2,527	870	5,030	5,033

Net income per share–basic	$0.11	$0.04	$0.23	$0.24

Weighted average common shares outstanding–basic	22,359	21,492	21,904	21,241

Net income per share–diluted	$0.11	$0.04	$0.22	$0.22

Weighted average common shares and share equivalents outstanding–diluted	23,451	22,804	22,692	22,780

See Notes to Financial Statements.

3 of 37

California Micro Devices Corporation

CONDENSED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	March 31, 2005
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$7,455	$13,830
Short-term investments	38,190	22,245
Accounts receivable, net	11,084	7,574
Inventories	7,125	6,532
Prepaid expenses and other current assets	656	1,286

Total current assets	64,510	51,467
Property, plant and equipment, net	4,173	6,038
Other long-term assets	55	172

TOTAL ASSETS	$68,738	$57,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,173	$4,523
Accrued liabilities	3,124	3,762
Deferred margin on shipments to distributors	2,912	2,520
Current maturities of long-term debt and capital lease obligations	82	100

Total current liabilities	12,291	10,905
Long-term debt and capital lease obligations, less current maturities	—	90
Other long-term liabilities	11	21

Total liabilities	12,302	11,016

Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; 50,000,000 shares authorized; shares issued and outstanding: 22,781,417 as of December 31, 2005 and 21,605,315 as of March 31, 2005	110,248	105,494
Accumulated other comprehensive loss	(11)	(2)
Accumulated deficit	(53,801)	(58,831)

Total shareholders’ equity	56,436	46,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$68,738	$57,677

(1) Derived from audited financial statements

See Notes to Financial Statements.

4 of 37

California Micro Devices Corporation

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,030	$5,033
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in inventory reserves	824	610
Accretion of investment purchase discounts	(609)	(168)
Depreciation	878	1,183
Amortization	79	56
Stock based compensation	3	17
(Gain) loss on sale of fixed assets	(13)	4
Write down of fixed assets	6	835
Changes in assets and liabilities:
Accounts receivable	(3,510)	(3,756)
Inventories	(1,154)	(2,422)
Prepaid expenses and other current assets	630	206
Other long-term assets	109	—
Accounts payable and other current liabilities	792	(342)
Deferred margin on shipments to distributors	392	(371)
Other long-term liabilities	(10)	(9)

Net cash provided by operating activities	3,447	876

Cash flows from investing activities:
Purchases of short-term investments	(130,390)	(80,967)
Sales and maturities of short-term investments	115,045	55,700
Proceeds from sale of fixed assets	1,716	448
Capital expenditures	(793)	(1,751)

Net cash used in investing activities	(14,422)	(26,570)

Cash flows from financing activities:
Repayments of capital lease obligations	(108)	(16)
Repayments of long-term debt	—	(7,132)
Net proceeds from issuance of common stock	—	18,014
Proceeds from exercise of common stock warrants	837	1,109
Proceeds from employee stock compensation plans	3,871	996

Net cash provided by financing activities	4,600	12,971

Net decrease in cash and cash equivalents	(6,375)	(12,723)
Cash and cash equivalents at beginning of period	13,830	20,325

Cash and cash equivalents at end of period	$7,455	$7,602

See Notes to Financial Statements.

5 of 37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2005. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “we”, “us” or “our”) as of December 31, 2005, and the results of operations for the three month and nine month periods ended December 31, 2005 and 2004, and cash flows for the nine month periods ended December 31, 2005 and 2004. Certain prior year inventory balances have been reclassified to conform to the presentation of the financial statements as of December 31, 2005, as described in note 5. Results for the three and nine month periods are not necessarily indicative of fiscal year results.

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

We generally recognize no compensation expense with respect to employee stock grants as the exercise price is at the market price of our common stock at the date of grant. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income and net income per share would have been revised to the pro forma amounts shown below (in thousands, except per share data). For pro forma purposes, the estimated fair value of our stock based grants is amortized over the vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

6 of 37

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income:
As reported	$2,527	$870	$5,030	$5,033
Add: Stock-based employee compensation expense included in reported results	1	—	3	17
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(832)	(827)	(1,992)	(2,370)

Pro forma net income	$1,696	$43	$3,041	$2,680

Basic net income per share:
As reported	$0.11	$0.04	$0.23	$0.24
Pro forma	$0.08	$0.00	$0.14	$0.13
Diluted net income per share:
As reported	$0.11	$0.04	$0.22	$0.22
Pro forma	$0.07	$0.00	$0.13	$0.12

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Employee Stock Options:
Expected life in years	4.43	4.07	4.10	4.02
Volatility	0.67	0.83	0.70	0.87
Risk-free interest rate	4.44%	3.37%	4.12%	3.23%

Employee Stock Purchase Plan:
Expected life in years	0.49	0.49	0.50	0.49
Volatility	0.71	0.57	0.58	0.62
Risk-free interest rate	4.33%	2.18%	3.74%	1.86%

4. Net Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$2,527	$870	$5,030	$5,033
Weighted average common share outstanding used in calculation of net income per share:
Basic shares	22,359	21,492	21,904	21,241

Effect of dilutive securities:
Employee stock options	1,050	1,180	727	1,357
Warrants	42	132	61	182

Effect of dilutive securities	1,092	1,312	788	1,539

Diluted shares	23,451	22,804	22,692	22,780

Net income per share:
Basic	$0.11	$0.04	$0.23	$0.24

Diluted	$0.11	$0.04	$0.22	$0.22

7 of 37

Options to purchase 403,122 and 1,199,543 shares of common stock were outstanding during the three and nine months ended December 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during each of the periods ended December 31, 2005. For the three and nine months ended December 31, 2005, all outstanding warrants were included in the computation of diluted earning per share, because the exercise price of the warrants was less than the Average Trading Price of the common shares during the periods.

Options to purchase 464,439 and 462,360 shares of common stock were outstanding during the three and nine months ended December 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the Average Trading Price of the common shares during each of the periods ended December 31, 2004. For the three and nine months ended December 31, 2004, all outstanding warrants were included in the computation of diluted earning per share, because the exercise price of the warrants was less than the Average Trading Price of the common shares during the periods.

5. Inventories

The components of inventory consist of the following (in thousands):

	December 31, 2005	March 31, 2005*
Work in process	$2,977	$3,147
Finished goods	4,148	3,385

	$7,125	$6,532

*	Inventory balances by stage at March 31, 2005 have been reclassified from the amounts shown in our financial statements for the year ended March 31, 2005 to conform to the current classification of semi-finished products as work in process as presented at December 31, 2005.

6. Comprehensive Income

Comprehensive income is principally comprised of net income and unrealized gains or losses on our available for sale securities. Comprehensive income for the three and nine months ended December 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$2,527	$870	$5,030	$5,033
Unrealized gain (loss) on available for sale securities	5	1	(9)	—

Comprehensive income	$2,532	$871	$5,021	$5,033

7. Income Taxes

For the three and nine months ended December 31, 2005 we recorded income tax provisions of $52,000 and $129,000, respectively for federal and state income taxes. For the three and nine months ended December 31, 2004 we recorded income tax provisions of $27,000 and $155,000, respectively for federal and state income taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions.

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

8 of 37

8. Long Term Debt

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There were $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur.

In September 2004, we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we have made the first two of three annual lease payments of $82,000 in October 2004 and October 2005, respectively. The amount capitalized is $246,000. The outstanding capital lease obligation as of December 31, 2005 was $82,000, and prepaid interest was $7,000. Interest expense on the lease during the three and nine months ended December 31, 2005 were $2,000 and $8,000, respectively.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	December 31, 2005	March 31, 2005
Capitalized cost	$246	$356
Accumulated amortization	(103)	(94)

Net book value	$143	$262

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “amortization” on our condensed statements of cash flows.

9. Short Term Investments

Cash and cash equivalents represent cash and money market funds.

Short term investments represent investments in debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 365 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in other income (expense). Net interest on securities classified as available for sale is also included in other income (expense), net. The cost of securities sold is based on the specific identification method.

Short term investments were as follows (in thousands):

	December 31, 2005	March 31, 2005
U.S. Agency notes	$1,701	$9,735
Corporate bonds, commercial paper and asset-backed securities	33,992	12,510
Certificates of deposit	2,497	—

	$38,190	$22,245

During the three month and nine months ended December 31, 2005, a net unrealized holding gain of $5,000 and a net unrealized holding loss of $9,000 were included in accumulated other comprehensive income, respectively.

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

9 of 37

December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The new standard requires companies to recognize compensation cost relating to share based payment transactions in their financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also includes some changes regarding the timing of expense recognition and the treatment of forfeitures. SFAS 123(R) is effective for reporting periods beginning after June 15, 2005. In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. We plan to adopt SFAS 123R effective April 1, 2006 as permitted by the SEC. We are currently evaluating the impact SFAS 123(R) and SAB 107, including the estimated forfeiture rates, will have on our financial statements.

11. Significant Customers

A significant portion of our revenue is derived from a relatively small number of customers. For the three and nine months ended December 31, 2005, one customer accounted for 44% and 41% of our net revenue, respectively. For the three and nine months ended December 31, 2004, two customers each represented more than 10% of our net revenue for a combined total of 42% and 37% of our net revenue, respectively. In addition, one distributor accounted for approximately 12% and 13% of our net revenue, respectively, for the three and nine months ended December 31, 2005, and two distributors each represented more than 10% of our net revenue for a combined total of 30% and 26% of our net revenue, respectively, for the three and nine months ended December 31, 2004.

12. Stock Issuances

On September 19, 2005, an investor in one of our prior private placements exercised warrants for 29,412 shares at an exercise price of $4.36 per share resulting in total proceeds of approximately $128,000. During the three months ended December 31, 2005, the remaining 115,080 outstanding warrants that had been granted to investors in prior private placements at an exercise price of $4.36 per share were exercised resulting in total proceeds of approximately $502,000. In addition, the remaining 118,296 outstanding warrants that had been granted to placement agents in prior private placements at exercise prices ranging from $3.00 to $4.36 per share were exercised during this period. 59,046 of these warrants were exercised for cash resulting in total proceeds of approximately $207,000 while 59,250 of these warrants were exercised for 32,132 shares of common stock and no cash proceeds. These warrant exercises were effected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited investors. As of December 31, 2005, no warrants were outstanding.

Also during the three month and nine months ended December 31, 2005, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Shares issued	814,898	940,432
Total proceeds, in thousands	$3,418	$3,871

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

10 of 37

Employee terminations are as follows:

	Adjusted Plan	Less: Employees Terminated as of December 31, 2005	Employees to Be Terminated After December 31, 2005
Employees affected by the shutdown	54	53	1

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. A summary of the costs to close the Tempe facility and other associated activities are as follows (in thousands):

	Total Expected Restructuring Cost	Restructuring Expense During the Quarter Ended December 31, 2005	Restructuring Expense as of December 31, 2005	Accrued Restructuring liability as of September 30, 2005	Less: Costs Incurred during the quarter ended December 31, 2005	Accrued Restructuring Liability as of December 31, 2005
Employee severance	$393	(12)	$393	$51	$(29)	$22
Write-down of fixed assets	449	—	449	—	—	—
Other exit costs	543	11	543	16	(15)	1

Total restructuring expense	$1,385	$(1)	$1,385	$67	$(44)	$23

As of December 31, 2005, the real estate and manufacturing equipment identified under the plan had been sold and the remaining activity is the termination of one employee.

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

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at December 31, 2005 or March 31, 2005. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

11 of 37

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

Overview

We design and sell application specific analog semiconductor products for high volume applications in the mobile handset, personal computer and digital consumer electronics markets which we describe as our core markets. We are a leading supplier of application specific integrated passive (ASIP™) devices for mobile handsets that provide electromagnetic interference (EMI) filtering and electrostatic discharge (ESD) protection and of ASIP devices for personal computers, personal computer peripherals and digital consumer electronics that provide low capacitance ESD protection. Both types of ASIP devices are used primarily to protect various interfaces, both external and internal, used in our customers’ products. Our ASIP devices, built using our proprietary silicon manufacturing process technology, provide the function of multiple passive components in a single semiconductor device. They occupy significantly less space, cost our customers less, taking into account the total cost of implementation, and offer increased performance and reliability compared to traditional solutions based on discrete passive components. Some of our ASIP devices also integrate active analog circuit elements to provide additional functionality.

We also offer selected active analog devices that complement our ASIP devices. They include integrated LED drivers and interface circuits for mobile handsets. Our active analog device solutions use industry standard manufacturing processes for cost effectiveness.

Within the past four years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 200 while at the same time increasing our unit volume shipments from less than 25 million units in the quarter ended March 31, 2001 to approximately 229 million units in the quarter ended December 31, 2005.

End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

We operate in one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses.

12 of 37

Results of Operations

Net sales

Net sales by market were as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2005		2004	% Change	2005		2004	% Change
	(Unaudited)
Mobile handset	$15.2		$11.5	32%	$40.7		$29.6	38%
Personal computer and digital consumer	4.4	**	3.9	13%	12.1	**	11.2	8%

Total core market	19.6		15.4	27%	52.8		40.8	29%

Medical and other products*	—		2.4	—	—		10.6	—

Total	$19.6		$17.8	10%	$52.8		$51.4	3%

*	Other products included lighting, communications, legacy and mature products.
**	Includes $0.2 million of ESD diode products which during 2004 would have been classified as other products.

Our growth in sales from products for the mobile handset market was primarily the result of increased penetration (as measured by the average number of our parts per handset shipped), and secondarily the result of market growth. Sales from products for the personal computer and digital consumer market were up by 13% and 8%, respectively for the three and nine months ended December 31, 2005 compared to the same periods ended December 31, 2004. The increase was primarily driven by increased sales of our low capacitance ESD products. The absence of product sales in non-core markets was the result of our discontinuing those products during the fourth quarter of fiscal 2005. As a result our sales in these markets declined from $2.4 million and $10.6 million for the three and nine months ended December 31, 2004 to zero. The increased sales in products for our core markets exceeded the sales we lost due to exiting our non-core markets for the three month and nine months ended December 31, 2005.

Our overall average unit price declined to $0.08 from $0.12 and our average unit price for products for core markets declined to $0.08 from $0.10 during the three months ended December 31, 2005 compared to the three months ended December 31, 2004. The difference between the overall average unit price and the average unit price for products for our core markets in the December 31, 2004 period reflected the impact of the higher priced products for our non-core markets which we no longer sell. The average unit price for products for our core markets declined by 17% during the year over year period. Of this decline, 16% represented the weighted average price decline on a constant mix of products that were sold in both periods and the remaining 1% of the decline was due to changes in product mix. In the future we expect our average unit selling price for like products to decline at a rate of approximately 15% per annum.

Units shipped during the three and nine months ended December 31, 2005 increased to approximately 229 million units and approximately 589 million units from approximately 147 million and 356 million units in the three and nine months ended December 31, 2004.

Comparison of Cost of Sales, Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three and nine months ended December 31, 2005 and 2004 (in thousands):

13 of 37

	Three Months Ended December 31,				Nine Months Ended December 31,
	2005		2004		2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$19,617	100%	$17,840	100%	$52,846	100%	$51,372	100%
Cost of sales	12,363	63%	11,342	64%	33,493	63%	31,455	61%

Gross margin	7,254	37%	6,498	36%	19,353	37%	19,917	39%
Research and development	2,037	10%	1,192	7%	5,321	10%	3,648	7%
Selling, general and administrative	3,053	16%	3,484	20%	9,802	19%	9,965	19%
Restructuring	(1)	0%	1,055	6%	59	0%	1,055	2%
Other income (expense), net	414	2%	130	1%	988	2%	(61)	0%

Income before income taxes	2,579	13%	897	5%	5,159	10%	5,188	10%
Income taxes	52	0%	27	0%	129	0%	155	0%

Net income	$2,527	13%	$870	5%	$5,030	10%	$5,033	10%

Cost of Sales

Cost of sales increased by $1.0 million for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due to the following reasons:

Cost of Sales Increase (Decrease), in thousands
Volume of products for core markets	$4,646
End of sales of products for non-core markets	(1,022)
Net reserve changes for products for core markets	543
Cost reductions of products for core markets and other	(3,146)

$1,021

Cost of sales increased by $2.0 million for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the following reasons:

Cost of Sales Increase (Decrease), in thousands
Volume of products for core markets	$11,830
End of sales of products for non-core market	(4,794)
Net reserve changes for products for core markets	877
Cost reductions of products for core markets and other	(5,875)

$2,038

The cost of sales increase from volume of products for our core markets was primarily driven by a 32% and a 38% increase in sales of our products used in mobile handsets for the three and nine months ended December 31, 2005, respectively. There was a decrease in cost of sales related to the end of our product sales for non-core markets for both the three and nine months ended December 31, 2005 as we exited those markets and eliminated our sales.

The increase in net inventory reserve expense was due to an increase in demand reserves and end of life inventory reserves on older core products.

The cost reductions of products for our core markets were the result of process cost reductions and lower subcontractor costs (both by sourcing with lower cost subcontractors and by cost reductions at existing subcontractors) for both the three and nine months ended December 31, 2005 and 2004.

14 of 37

Gross Margin

Gross margin increased by $756,000 for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due to the following reasons:

Gross Margin Increase (Decrease), in thousands
Volume of products for core markets	$3,089
Cost reductions of products for core markets	3,146
Net reserve changes for products for core markets	(543)
Price change of products for core markets	(3,536)
End of sales for products for non core markets	(1,400)

$756

Gross margin as a percentage of net sales increased to 37% for the three months ended December 31, 2005, compared to 36% for the three months ended December 31, 2004. Our long range gross margin target is 39% to 41%. We expect, based on our assumptions for the size and timing of unit sales, unit pricing and cost reductions that our gross margin will improve toward this target. However, if our assumptions were to be incorrect, our gross margin could fail to improve to our target range or could decline.

Gross margin decreased by $564,000 for the nine months ended December 31, 2005 compared to the nine month period ended December 31, 2004 due to the following reasons:

Gross Margin Increase (Decrease), in thousands
Volume of products for core markets	$9,054
Cost reductions of products for core markets	5,876
Net reserve changes for products for core markets	(877)
Price change of products for core markets	(9,016)
End of sales for products for non-core markets	(5,601)

$(564)

As we exited the products for our non-core markets we were able to achieve improved margin on these products by optimizing prices and eliminating costs faster than the decline in sales. The gross margin gains from our increased sales in the core markets have not completely offset the gross margin reduction from the non-core markets for the first nine months of fiscal 2006 compared to fiscal 2005.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The increases in research and development expenses for the three and nine months ended December 31, 2005, compared to the three and nine months ended December 31, 2004 were due to the following reasons:

Expense increases compared to prior period (in thousands):	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Outside services	$365	$650
Prototypes	155	307
Process engineering	106	251
Other expenses	106	148
Salaries and benefits	60	193
Employee related	53	124

	$845	$1,673

The increase in outside services was due primarily to outsourced design services for new products. The increase in prototype expenses was due primarily to higher wafer and assembly expenses incurred. The increase in process engineering expense was due to requirements from new R&D projects. The increase in salaries and benefits was the result of higher salary expenses in the three and nine months and additional expenses associated with changes in the executive management of design during the nine months. The increase in employee related expenses was due to higher expenditures for recruiting and relocation. We expect research and development expenses to represent 9% to 10% of sales in the future. However, if our sales were to decline in future periods, research and development could represent more than 10% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology

15 of 37

expenses. The decreases in selling, general, and administrative expenses for the three and nine months ended December 31, 2005 compared to three and nine months ended December 31, 2004 were due to the following reasons:

Expense increases (decreases) compared to prior period (in thousands):	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Outside services	$(321)	$(332)
Legal	(254)	(492)
Other expenses	10	228
Information technology	15	198
Employee related	119	235

	$(431)	$(163)

The decrease in outside services was due to decreased professional fees related to Section 404 of the Sarbanes Oxley Act compliance efforts which are being performed utilizing mostly internal resources during fiscal year 2006 compared to fiscal year 2005. Decrease in legal fees was due to lower litigation and settlement costs in the three and nine months ended December 31, 2005 compared to the three and nine months ended December 31, 2004. The increase in information technology expense was due to nine months of Oracle ERP related expenses in the nine months ended December 31, 2005 compared to only three months of Oracle ERP expenses during the nine months ended December 31, 2004 as our implementation of the Oracle ERP system was in October 2004. The increase in employee related expenses was primarily due to an increase in recruiting and travel expenses.

Restructuring. On October 19, 2004 our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The plan identified employees to be terminated, impaired assets and other shutdown costs. The shutdown was a consequence of our 2002 strategic plan to focus our product development and sales and marketing efforts on selected markets, actively manage our product life cycles and outsource our manufacturing operations. The Tempe wafer fabrication facility was the final internal manufacturing operation to be closed. Restructuring expense was $59,000 and $1.1 million for the nine months ended December 31, 2005 and 2004, respectively.

Other income (expense). The increase in other income is due to interest income for the three and nine months ended December 31, 2005 of approximately $436,000 and $1.1 million, respectively. Interest expense and amortization of debt issuance costs for the three and nine months ended December 31, 2005 decreased by approximately $15,000 and $161,000, respectively, compared to the three and nine months ended December 31, 2004. The increase in interest income resulted from our having more cash as a result of our May 2004 public offering, positive cash flow from operations, the sale of Tempe related assets, issuance of common stock under our employee stock option and employee stock purchase plans and the exercise of warrants. The decrease in interest expense and amortization of debt issuance costs resulted from paying off our long-term debt in May 2004 using a portion of the net proceeds from our May 2004 public offering.

Income Taxes. Our effective tax rate benefited from our ability to utilize loss carry forwards and other credits; however, the benefit was limited by alternative minimum tax provisions. For fiscal 2006 we currently expect our effective income tax rate to be 2.5% of profit before taxes.

Net Income. For the reasons explained above, we realized net income of approximately $2.5 million and $5.0 million for the three and nine months ended December 31, 2005, respectively, compared to net income of $870,000 and $5.0 million, respectively, for the three and nine months ended December 31, 2004.

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

16 of 37

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

17 of 37

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

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. As of December 31, 2005, there were no accruals for settlement offers.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash, cash equivalents and short term investments as of December 31, 2005 were $45.6 million compared to $36.1 million as of March 31, 2005, an increase of $9.5 million. Our cash and cash equivalents decreased $6.4 million during the nine month period ended December 31, 2005. Our operating activities provided $3.4 million of cash and our financing activities provided $4.6 million of cash while our investing activities used $14.4 million of cash which primarily reflects the move of assets to short-term investments.

Operating activities provided $3.4 million of cash for the nine months ended December 31, 2005, due primarily to net income of $5.0 million and non-cash charges that included depreciation and amortization of $957,000 and increases to inventory reserves of $824,000, which were reduced by an increase in accounts receivable of $3.5 million.

Accounts receivable increased to $11.1 million at December 31, 2005 compared to $7.6 million at March 31, 2005, primarily due to the higher level of sales. Receivables days of sales outstanding were 51 and 47 days as of December 31, 2005 and March 31, 2005, respectively. Net inventory increased by approximately $600,000 to $7.1 million as of December 31, 2005, compared to $6.5 million as of March 31, 2005. Inventory turns were 7.1 and 5.7 as of December 31, 2005 and March 31, 2005, respectively.

Accounts payable and accrued liabilities totaled $9.3 million at December 31, 2005 compared to $8.3 million at March 31, 2005.

Investing activities during the nine months ended December 31, 2005 used $14.4 million of cash, primarily for the purchase of short term investments including the investment of the $1.7 million of net proceeds from the sale of our Tempe facility.

Net cash provided by financing activities for the nine months ended December 31, 2005 was $4.6 million and was primarily the result of $4.7 million of net proceeds from the issuance of common stock and the exercise of common stock warrants, offset by repayment of capital lease obligations of $108,000.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There were $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur.

18 of 37

The following table summarizes our contractual obligations as of December 31, 2005:

	Payments due by period (in thousands)
	3 months Fiscal 2006	2-3 years	4-5 years	More than 5 years	TOTAL
Capital lease obligations	$—	$82	$—	$—	$82
Operating lease obligations	69	527	559	193	1,348
Purchase obligations	1,019	133	—	—	1,152

TOTAL	$1,088	$742	$559	$193	$2,582

We anticipate that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

After seven quarters of profitability, we incurred a loss of $1.0 million for the quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring a cumulative loss of $36.4 million more than doubling our accumulated deficit from $31.3 million to $67.7 million. Although we have been profitable for the past three quarters, many factors affect our ability to sustain profitability including the health of the mobile handset, personal computer and digital consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, and our continued ability to manage our operating expenses. In order to sustain profitability in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the quarter ended December 31, 2005, one customer in the mobile handset market represented 44% of our net sales. There can be no assurance that this customer will purchase our products in the future in the quantities we have forecasted, or at all.

19 of 37

During the quarter ended December 31, 2005, one distributor represented 12% of our net sales. If we were to lose that customer as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

We currently rely heavily upon a few core markets for the bulk of our sales. If we are unable to further penetrate the mobile handset, personal computer and digital consumer electronics markets, our revenues could stop growing and might decline leading us to reduce our investment in research and development and marketing.

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

More than three quarters of our revenues in the first nine months of fiscal 2006 were from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline. This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

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

Our core markets are intensely competitive. Our ability to compete successfully in our core markets depends upon our being able to offer attractive, high quality products to our customers that are properly priced and dependably supplied. Our customer relationships do not generally involve long term binding commitments making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depend upon our past performance for the customer, their perception of our ability to meet their future need, including price and delivery and the timely development of new devices, the lead time to qualify a new supplier for a particular product, and interpersonal relationships and trust. Among our competitive advantages for our ASIP products has been our rapid adoption of chip scale packaging (CSP) with respect to which our early entry and high volume has allowed us to gain advantage over competitors. Certain customers have indicated a preference for the use of plastic packages rather than CSP. Should this preference become widespread, then packaging could cease to give us competitive advantage and could even become an area in which we are somewhat competitively disadvantaged, since some of our competitors have high volume internal packaging operations, unless we are able to match their capabilities and cost structure using merchant suppliers.

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. Competitors with respect to our integrated passive products include ON Semiconductor, Philips Electronics, Semtech and STMicroelectronics. Our integrated passive products also compete with ceramic devices from competitors such as Innochips Technology, Murata and TDK, and discrete passives from competitors such as Murata, Samsung and Vishay. Ceramic devices are built using high volume multi-layer ceramic capacitor (MLCC) technology so our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our ASIP products sufficiently to be competitive. For our other semiconductor products, our competitors include Fairchild Semiconductor, Linear Technology, Maxim Integrated Products, Micrel, National Semiconductor, ON Semiconductor, RichTek, Semtech, STMicroelectronics and Texas Instruments. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

We determined that we had material weaknesses in our internal control over financial reporting as of March 31, 2005, one of which was still continuing as of December 31, 2005. As a result, we had to implement supplemental compensating procedures to determine that our financial statements are reliable. These material weaknesses, and any future adjustment to our financial statements which may result from them, could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

20 of 37

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

As of March 31, 2005, management identified, and the auditors attested to, material weaknesses in the Company’s internal control over financial reporting, in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable. Management believed it had subsequently remediated these material weaknesses; however, while reviewing our third quarter financial results, our independent accountants identified some quarter-end vendor invoices which had not been accrued for in the proper quarter, which in turn led us to discover further such mis-timed invoice accruals. We believe these mis-timed accruals, which evidenced a continuing material weakness in this control, resulted not from a problem with the fundamental design of the control process but rather the operation of the control process, as Company personnel were not following the prescribed procedures for the accrual of services performed but not invoiced or for the analysis and encoding of invoices, and the management review in both instances was inadequate. We are in the process of replacing and training the clerical personnel who perform much of this work and providing additional training to the other personnel involved, and management intends to review their work more carefully in the future. We have also enhanced our review of open purchase orders. Should we discover that we have a material weakness in our internal control over financial reporting during our required assessment as of March 31, 2006, or at another time in the future, especially considering that we have had material weaknesses in the past which we incorrectly believed had been remediated, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could require us to restate them. Such restatement could have adverse consequences on our stock price, potentially limiting our access to financial markets.

In March, 2003 and in December, 2004, we discovered deficiencies in certain of our internal control processes which caused us to have material errors in our historic financial statements, which in turn required us to restate them. In addition, during our internal control assessment as of March 31, 2005, we determined that we had two material weaknesses in our internal controls; one of which we have learned was continuing as of December 31, 2005. One common link in our two restatements and our continuing material weakness involves difficulties with our inventory costing system and operating expense determinations due to accounts payable issues at the end of a fiscal period. In light of this material weakness in accounts payable cut-off, we reviewed the cut-off results as of December 31, 2005, and, since our March 31, 2005, cut-off results were reviewed in detail as part of our audit, we believe that the three and nine-month results are correct. However, it is possible that upon additional review, we may determine that the allocation of expenses for each of the first, second and/or third quarters may require adjustment. If we should have to make such an adjustment, it could have an adverse effect on our stock price, potentially cause us to incur additional expense, and potentially limit our access to financial markets.

We have been susceptible to difficulties as many of our record keeping processes had been manual or had involved software that had not been upgraded for a significant period of time. As a result we implemented Oracle enterprise resource planning (ERP) software as part of our financial processes. In addition, we have experienced a relatively high personnel turnover in our finance department, including replacing our controller, which contributed to our difficulties. We had thought that we had remediated our accounts payable cut-off material weakness by implementing a three-way match via Oracle during fiscal 2006; however, during the process of reviewing our third quarter financial results, our independent accountants identified some quarter-end vendor invoices which had not been accrued for in the proper quarter, which in turn led us to discover further such mis-timed invoice accruals which comprise a continuing material weakness in this control. We believe our current issues result not from a problem with the fundamental design of the control process but rather the operation of the control process, as Company personnel were not following the prescribed procedures for the accrual of services performed but not invoiced and for the analysis and encoding of invoices, and management review in both instances was inadequate. We are in the process of replacing and training the clerical personnel who perform much of this work and providing additional training to the other personnel involved, and management intends to review their work more carefully in the future. We have also enhanced our review of open purchase orders. While we expect that the design and operation of our new Oracle ERP system combined with our new clerical personnel, enhanced training, and management oversight, and the other remediation steps we are taking, will help us improve our internal control over our business and financial processes, there can be no assurance that we will nonetheless not have an error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense, and could limit our access to financial markets.

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

21 of 37

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

During the quarter ended December 31, 2005, international sales accounted for 95% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

International sales subject us to the following risks:

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

During the quarter ended December 31, 2005, 30% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

22 of 37

Our dependence on a limited number of foundry partners and CSP ball drop, assembly and test subcontractors exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners, CSP ball drop, assembly and test subcontractors as it would lead to significant increases in our costs. Currently, we have three foundry partners and rely on several CSP ball drop, assembly and test subcontractors. Some of our products are sole sourced at one of our foundry partners in China or Japan. CSP ball drop is a key step in the chip scale packaging used for the bulk of our mobile handset products. Currently, there are only a limited number of suppliers of this service and we currently use three of them. Furthermore, due to volume and pricing considerations, we use only a small number of other assembly and test subcontractors. If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

We have adopted a fabless manufacturing model that involves the use of foundry partners and assembly and test subcontractors to provide our production capacity. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed costs when volume is low, provide us with upside capacity in case of short term demand increases and provide us with access to newer process technology, production facilities and equipment. During the past three years we have outsourced our wafer manufacturing and assembly and test operations overseas in Asia and we continue to seek additional foundry and assembly and test capacity to provide for growth. If we experience delays in securing additional or replacement capacity at the time we need it, we may not have sufficient product to fully meet the demand of our customers.

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

23 of 37

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

24 of 37

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business. During fiscal 2006, we hired new vice presidents of engineering and sales and a material portion of our future success will depend upon their performance.

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

25 of 37

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

The majority of our operating expenses are labor related and therefore cannot be reduced quickly without impairing our ability to effectively conduct business. Much of the remainder of our operating costs such as rent is relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following and other reasons:

•	significant pricing pressures that occur because of competition or customer demands;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet our sales obligations; and

•	rescheduling or cancellation of customer orders due to a softening of the demand for our customers’ products, replacement of our parts by our competitors’ or other reasons.

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

26 of 37

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

27 of 37

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

28 of 37

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2005 we held $38.2 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair value of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our debt obligations and their fair value as of December 31, 2005. The fair value of our debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

	Periods of Maturity
At December 31, 2005	Fiscal 2006	Fiscal 2007	Thereafter	Total	Fair Value as of December 31, 2005
	(in thousands)
Liabilities:
Long-term debt obligations	$—	$82	—	$82	$82
Weighted average interest rate	—	5%	—	5%

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005, and have determined, as a result of the material weakness in our internal control described below, that they were not fully effective.

(b) Changes in Internal Control over Financial Reporting

We had identified our lack of an effective three-way matching process as a material weakness in our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005. During the six months ended September 30, 2005, we had previously substantially completed the implementation of a three-way matching process via our Oracle enterprise resource planning software (“Oracle”) to match the goods received to our suppliers’ invoices and our purchase orders. However, we still needed to implement software in Oracle to automate the entry of data from our suppliers into Oracle to improve process efficiency.

29 of 37

During the quarter ended December 31, 2005, we made the following changes to processes which are part of our internal control over financial reporting: we implemented software in Oracle to automate the entry of data from our suppliers into Oracle to improve process efficiency. We believed that by substantially implementing the three-way match process in Oracle during the first nine-months of fiscal 2006, we had substantially remediated that material weakness. But, since the three-way matching process in Oracle has not been in operation for a sufficient period of time to enable us to obtain sufficient evidence of its operating effectiveness, and the remediation of the associated material weakness, we were still utilizing supplemental procedures to verify the effectiveness of this process and we plan to do so during the balance of fiscal 2006 until we have tested and obtained sufficient evidence of its operating effectiveness. However, during the process of reviewing our third quarter financial results, our independent accountants identified some quarter-end vendor invoices which had not been accrued for in the proper quarter, which in turn led us to discover further such mis-timed invoice accruals. These mis-timed accruals were primarily for services performed but not invoiced by our vendors that we classify as research and development expenses and their overall effect was not material to our financial condition and results for the first three quarters of fiscal 2006. We believe these mis-timed accruals, which evidenced a continuing material weakness in this control, resulted not from a problem with the fundamental design of the control process but rather in the operation of the control process. Company personnel were not following the prescribed procedures for the accrual of services performed but not invoiced, or for the analysis and encoding of invoices, and the management review in both instances was inadequate. We are in the process of replacing and training the clerical personnel who perform much of this work and providing additional training to the other personnel involved, and management intends to review their work more carefully in the future. We have also enhanced our review of open purchase orders. As a result, despite the continued material weakness in our control process during the third quarter, we expect that with these additional changes we will have remediated this control process by the end of the fourth quarter. However, we must implement these changes and complete our assessment of their operating effectiveness prior to March 31, 2006 in order to not have a material weakness in our assessment of our internal controls as of that date.

There were no significant changes in the Company’s internal control over financial reporting that occurred during our third quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our third quarter of fiscal 2006, which materially affect such control.

PART II.

ITEM 1. Legal Proceedings

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2005, the remaining 115,080 outstanding warrants that had been granted to investors in prior private placements at an exercise price of $4.36 per share were exercised resulting in total proceeds of approximately $502,000. In addition, the remaining 118,296 outstanding warrants that had been granted to placement agents in prior private placements at exercise prices ranging from $3.00 to $4.36 per share were exercised during this period. 59,046 of these warrants were exercised for cash resulting in total proceeds of approximately $207,000 while 59,250 of these warrants were exercised for 32,132 shares of common stock and no cash proceeds. These warrant exercises were effected without registration under the Federal Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of such Act and Rule 506 promulgated under such Section as the holders were accredited investors.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

30 of 37

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following documents are hereby incorporated by reference as Exhibits to this report:

3(i)	Restated Articles of Incorporation, as amended; Exhibit 4.1 to Registration Statement on Form S-3 filed on March 17, 2004.

3(ii)	By-laws, as amended; Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002.

31 of 37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: February 9, 2006	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ R. GREGORY MILLER
R. Gregory Miller
Vice President Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

32 of 37

Exhibit Index

Exhibit Number	Description
3(i)	Restated Articles of Incorporation, as amended; Exhibit 4.1 to Registration Statement on Form S-3 filed on March 17, 2004, is hereby incorporated by reference.

3(ii)	By-laws, as amended; Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, is hereby incorporated by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

33 of 37