Form 10-K
period 2006-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2006-06-14
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

California	94-2672609
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

490 North McCarthy Blvd #100, Milpitas, CA	95035-5112
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(408) 263-3214

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $131.6 million based on the closing price for the common stock on the NASDAQ National Market on such date. As of September 30, 2005, the number of shares of the Registrant’s common stock outstanding held by non-affiliates was 17,043,826. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2006, the number of shares of the Registrant’s common stock outstanding was 22,918,789.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 24, 2006 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III.

Exhibit Index is on page 72.

Total number of pages is 81.

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our average unit sales price for like products will decline approximately 15% per year; (2) our expectation that our gross margin will improve toward our long term target range of 39% to 41%; (3) our expectations that international sales will continue to represent a majority of our sales for the foreseeable future; (4) our belief that our existing facilities are adequate for our current and foreseeable future needs; (5) our expectation that our future environmental compliance costs will be minimal; (6) our view that we will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results; (7) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (8) our expectation not to pay dividends in the foreseeable future; (9) our anticipation that we will record significant goodwill from our acquisition of Arques Technology which we will examine for impairment based on expected future return; (10) the expected growth in our core markets through 2008; and (11) our strategy, including our objectives, our intent to leverage our design expertise and application knowledge to expand our opportunities in core markets, and our intent to maintain our technology leadership through continuous enhancements of our existing products and introduction of new products. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our Tempe facility; whether we discover any further contamination at our Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

Table of Contents

CALIFORNIA MICRO DEVICES CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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

Within the past four years, we have streamlined our operations and become completely fabless, using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 200 while at the same time increasing our unit volume shipments from 87 million units in fiscal 2002 to 792 million units in fiscal 2006.

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

In April 2006, we completed the purchase of privately held Arques Technology, a fabless manufacturer of innovative analog semiconductor devices headquartered in Santa Clara, California with offices in Taipei and Beijing. The acquisition adds white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics products to our product line. The white LED drivers include both charge pump and switching regulator based devices and now comprise the core of our photonIC™ family. The switching regulator based devices utilize FlexBoost™, an innovative power saving technology that allows designers to drive several asymmetrical strings of white LEDs, as well as an OLED display, with the appropriate voltage on each channel using a single chip and a single inductor.

Protection Requirements of High Volume Markets

The three high volume markets on which we focus are the:

•	Mobile handset market. According to iSuppli Corporation, there were 820 million mobile handsets sold globally in 2005, making mobile handsets the most widely adopted mobile devices today. By 2008, the number of mobile handsets sold globally is expected to grow to over 950 million units annually.

•	Personal computer market, which includes notebook and desktop computers and peripherals such as printers and flat panel monitors. According to iSuppli Corporation, sales in 2005 for products in this market included 213 million desktop and notebook computers, 114 million printers and 94 million flat panel monitors. By 2008, these markets are expected to grow to 299 million desktop and notebook computers, 136 million printers and 149 million flat panel monitors.

•	Digital consumer electronics market, which includes products such as digital televisions, DVD players and recorders, and digital set top boxes. According to iSuppli Corporation, sales in 2005 for products in this market included 42 million digital televisions, 126 million DVD players and recorders and 77 million digital set top boxes. By 2008, these markets are expected to grow to 129 million digital televisions, 147 million DVD players and recorders and 108 million digital set top boxes.

Two of the major challenges facing designers of products for these markets are:

•	Electromagnetic interference (EMI) filtering. EMI refers to the interference of one electronic product with the operation of another resulting from electromagnetic signals generated by the first and picked up by the second. These signals emanate from and are picked up by the internal and external data interfaces. High performance EMI filters must prevent the electromagnetic signals generated within a product from propagating and potentially interfering with its own operation and the operation of other products. In addition, these filters must keep EMI generated by other products from causing interference with the product of which they are a part.

•	Electrostatic discharge protection (ESD). An ESD event is the transfer of energy between two bodies at different electrostatic potentials, either through direct contact or an air discharge in the form of a spark. Many electronic products require ESD protection for internal and external data interfaces to avoid damage or disruption of their operation. Traditional ESD protection devices typically have high capacitance levels that can distort high speed signals, compromising their integrity and interfering with the accurate transfer of information across those interfaces. The mobile handset, personal computer and digital consumer electronics markets are employing increasingly faster data interfaces to satisfy ever increasing performance and functionality requirements. These high speed data interfaces are particularly sensitive to ESD and high levels of capacitance that reduce signal integrity. This trend has created growing demand for a new class of cost effective, robust ESD protection devices that feature lower levels of capacitance than existing solutions.

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

Our Solution

We design, develop, and market application specific integrated passive devices to meet the needs of manufacturers in the mobile handset, personal computer and personal computer peripheral, and digital consumer electronic markets described above. We believe our devices provide the following key benefits to our customers:

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

Higher Performance EMI Filtering.    Because of our design architectures, proprietary silicon process technologies and use of CSP technology, our family of application specific EMI filter products reduce unwanted signals over a wider range of frequencies than do discrete solutions or integrated solutions in traditional packages. In addition, we have recently introduced a family of EMI filters based on our proprietary Praetorian™ inductor technology featuring lower insertion loss, higher cutoff frequencies and faster rolloff. This enables our customers to build increasingly more feature rich and higher performance products than they otherwise could.

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

Faster Time to Market.    We design application specific solutions that assist design engineers in introducing products to market quickly. Our solutions eliminate the need for engineers to design, layout and test their own solutions using multiple discrete components. For example, our MediaGuard™ protection device for the HDMI interface is a single ASIP device that integrates a total of 24 passive and active circuit elements to provide a complete, ready-to-use solution for low capacitance ESD protection, level translation, backdrive protection and overcurrent protection for digital consumer electronics products.

Our Strategy

Our objective is to be the leading supplier of ASIP devices for the mobile handset, personal computer and digital consumer electronics markets, and to sell complementary application specific active analog devices to our customers in those markets. Our strategy includes the following key elements:

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

Focus on Industry Leaders in Our Core Markets.    We target the market and technology leaders in each of our core markets. We have assigned senior direct sales personnel to cover these strategic accounts and work in concert with manufacturing sales representatives and distributors to provide comprehensive sales and technical support. To support our sales and product definition efforts most effectively, our internal marketing organization is aligned with our focus on the mobile handset, personal computer and digital consumer electronics markets and is staffed with people who have in-depth knowledge of those markets and related applications.

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

Extend Technology Leadership.    We believe we have established a position as a technology leader in the development of ASIP devices. Our engineering team combines passive and active analog device design skills, application expertise, and silicon process technology expertise, which we believe enables us to introduce innovative products faster than our competitors and provide the broadest ASIP device offerings for our core markets. Our MediaGuard™ HDMI port protection devices and Praetorian™ EMI filter devices, are examples of our technology innovation. We intend to maintain and advance our technology leadership through continuous enhancement of our existing products and introduction of new products. We have also been an early adopter of key third party technology, such as CSP, in our products.

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

Outsourced Manufacturing of Our Products.    We have adopted a fabless manufacturing model for our ASIP and active analog devices that involves the use of one or more foundry partners to provide the wafer fabrication capacity needed for our products. Our proprietary silicon process technology used to make our ASIP products is compatible with the standard manufacturing processes offered by leading foundries. This has allowed us to transfer our processes to foundries for our exclusive use so that we can take advantage of the flexible capacity and lower total costs of the fabless business model. For our active analog devices, we utilize industry standard processes. In addition, since we utilize third party subcontractors for CSP ball drop, packaging, assembly, test and tape-and-reel we can also rapidly take advantage of low cost capacity when it develops and avoid the penalty of underutilization when demand is soft.

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

Low Capacitance ESD Protection ASIPs for Personal computer and Digital Consumer Electronics Products.    Our PicoGuard™ family of ultra low capacitance ESD protection ASIPs provides industry leading ESD protection at the lowest levels of output capacitance. They provide an optimal level of ESD performance while maintaining a high level of signal integrity for high speed data applications found in many computing and digital consumer products such as USB 2.0, gigabit Ethernet, DVI and Serial ATA. Our MediaGuard™ family of HDMI video port protector solutions features single chip solutions that integrate our PicoGuard™ ultra low capacitance ESD with active analog components that provide voltage level shifting, backdrive and overcurrent protection. These devices are utilized in a variety of HDMI enabled applications including digital televisions, DVD players and recorders and digital set top boxes. Our MediaGuard™ products offer significant advantages over discrete solutions including ESD performance and ease in achieving compliant board designs for demanding HDMI compliance test requirements.

In aggregate our ASIP products represented 93%, 92% and 92% of our net sales in fiscal 2006, 2005 and 2004, respectively.

Complementary Products for Mobile Handsets.    We offer complementary products for mobile handsets including mixed signal semiconductor products such as white LED drivers, digital circuits such as our keypad multiplexer and active analog power management devices such as low drop out (LDO) voltage regulators. Our PhotonIC™ family of white LED drivers for LCD backlight and camera flash applications features high levels of power efficiency, high levels of integration, small form factors and reduced solution cost when compared to competitive solutions.

Complementary Products for Digital Consumer Electronics Products.    We offer complementary products for digital consumer electronics applications primarily specialized power management products such as integrated solutions for DDR memory power management.

Customers

We target the market and technology leaders in each of our core markets. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our products. In fiscal 2006, approximately 69% of our net sales came from the sale of our products directly to original equipment manufacturers (OEMs) customers, original design manufacturers (ODMs) and contract electronics manufacturers (CEMs) and 31% came from the sale of our products through distributors. In fiscal 2006, we had direct sales of more than 10% of our net sales to one OEM customer, Motorola, and one distributor, RSL Electronic Co Ltd.

Our core markets, mobile handsets, personal computers and digital consumer electronics are typically subject to seasonal demand patterns. Industry demand for these markets typically peaks in our third fiscal quarter.

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

International sales, based on the location where we shipped the product, accounted for 95% of net sales in fiscal 2006. In many cases those products were designed in by United States based OEMs and subcontracted to overseas assemblers. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a majority of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Manufacturing

Presently we use three wafer foundries, ASMC in China and Epson and Sanyo in Japan. We currently use two third party vendors for CSP ball drop, one of them being Epson which also is a wafer foundry for us. We use third party independent assembly and test partners to perform all of the packaging, testing, inspection and preparation of products for shipment. These partners are located in Thailand, China, Philippines, India, and Malaysia. A limited number of products ship to customers in wafer form and that processing takes place in China and Thailand. In October 2004, we discontinued manufacturing semiconductor wafers in our Tempe facility and subsequently sold the Tempe facility to Microchip Technology in June 2005. We have now completed the transition to a fully fabless business model.

At March 31, 2006, approximately $1.8 million of our net fixed assets representing manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses, and a substantial portion of our inventory resided in Asia.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and enhance their capabilities and performance, or to make them capable of being produced in multiple foundries. The majority of our design activity is conducted at our headquarters in Milpitas, California. We also have a small analog design center in Taiwan which contributes to the design efforts for our white LED drivers for the mobile handset market and DDR memory voltage regulators for the digital consumer electronics market. We have continued to upgrade our engineering resource and plan to add additional engineers in Milpitas. We also use contract engineering services for certain specialized design work.

We spent $6.8 million, $5.2 million and $4.6 million on research and development activities in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Intellectual Property

We rely on trade secrets, close customer relationships and being designed into our customers’ products to protect our market position. Our policy is to apply for patent protection for our unique products and manufacturing processes where that protection is warranted. As of March 31, 2006, we had been granted approximately 34 U.S. patents, a substantial portion of which relate to current and planned ASIP and active analog devices. Our patents are generally of limited importance to us due in part to the variety of our products versus the limited scope of our patents, the limited lifespan of certain of our products and the ability of our competitors to design around our patents. Process technologies are more often designated as trade secrets. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. We selectively register our mask works. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights. ASIP, Centurion, FlexBoost, Praetorian, PicoGuard, MediaGuard, PhotonIC and our corporate logo are our trademarks.

Competition

Competition is based on a number of factors, including price, product performance, form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the core markets we serve. Within the ASIP product families for the mobile, computing and consumer electronic markets, we compete with ON Semiconductor Corporation, Royal Philips Electronics N.V., Semtech Corporation and STMicroelectronics, N.V. We also compete with filters based on MLCC technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. In the active analog device area, our competitors include Advanced Analogic Technologies, Inc., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., and Semtech Corp.

Backlog and Design Wins

At March 31, 2006, our backlog amounted to $13.0 million, compared with backlog of $11.3 million at March 31, 2005. Our backlog on a specific date represents firm orders received from customers for delivery within six months of that date. Our backlog at any particular time is not necessarily indicative of actual sales for any succeeding period because our customers can cancel their orders or change delivery dates at little or no cost to them. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

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

During the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples, which were remediated under a work plan approved by the California State Department of Toxic Substances Control (“DTSC”). The DTSC informed us in a letter dated February 3, 2005 that they had determined that the site does not pose a significant threat to public health and the environment. However, if other contaminants should later be found at the site, the DTSC or owner could attempt to hold us responsible. Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. In addition, with our closure of our Tempe facility, we have conducted environmental studies at the site that did not identify any issues, but should contaminants be found at the site at a later date, a government agency or future owner could attempt to hold us responsible.

Employees

As of March 31, 2006, we had 94 full-time and part-time employees, including 27 in sales and marketing, 22 in research and development activities, 28 in production operations and 17 in administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

ITEM 1A.    Risk Factors.

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

We incurred quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003, and in the quarter ended March 31, 2005, and we may be unable to sustain the profitability we have achieved in our four most recent quarters.

After seven quarters of profitability, we incurred a loss of $1.0 million for the quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring a cumulative loss of $36.4 million more than doubling our accumulated deficit from $31.3 million to $67.7 million. Although we have been profitable for the past four quarters, many factors affect our ability to sustain profitability including the health of the mobile handset, personal computer and digital consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, and our continued ability to manage our operating expenses. In order to sustain profitability in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During fiscal 2006, one customer in the mobile handset market represented 40% of our net sales. There can be no assurance that this customer will purchase our products in the future in the quantities we have forecasted, or at all.

During fiscal 2006, one distributor represented 13% of our net sales. If we were to lose that customer as a distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

More than three quarters of our revenues in fiscal 2006 were from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline. This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

The fastest growing market for our products has been the mobile handset market. A slowdown in the adoption of ASIPs by mobile handset manufacturers would reduce our future growth in that market.

Much of our revenue growth over the past three years has been in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for ASIP devices. Should the rate of ASIP adoption decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.

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

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. Within the ASIP product families for the mobile, computing and consumer electronic markets, we compete with ON Semiconductor Corporation, Royal Philips Electronics N.V., Semtech Corporation and STMicroelectronics, N.V. We also compete with filters based on MLCC technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. In the active analog device area, our competitors include Advanced Analogic Technologies, Inc., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., and Semtech Corp. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

One of our competitive advantages for our mobile ASIP products may be lessening as some of our customers choose to use plastic packages rather than chip scale packaging. This could lead to our customers purchasing products from our competitors rather than us or to our having to reduce prices, thereby decreasing our revenues.

Among our competitive advantages for our ASIP products, which comprise the dominant portion of our products sold in the mobile handset market, has been our rapid adoption of chip scale packaging (CSP) with respect to which our early entry and high volume has allowed us to gain advantage over competitors. Certain customers have indicated a preference for the use of plastic packages rather than CSP and the percentage of our mobile ASIP products using CSP packaging has declined by approximately 6% during fiscal 2006. Should this preference become more widespread, then packaging could cease to give us competitive advantage and could even become an area in which we are somewhat competitively disadvantaged, since some of our competitors have high volume internal packaging operations, unless we are able to match their capabilities and cost structure using merchant suppliers. This could lead to our losing sales or to reducing prices, thereby decreasing our revenues.

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

As of March 31, 2005, management identified, and the auditors attested to, material weaknesses in the Company’s internal control over financial reporting, in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable. Management believed it had subsequently remediated these material weaknesses; however, while reviewing our third quarter financial results, our independent accountants identified some quarter-end vendor invoices which had not been accrued for in the proper quarter, which in turn led us to discover further such mis-timed invoice accruals. We believe these mis-timed accruals, which evidenced a continuing material weakness in this control, resulted not from a problem with the fundamental design of the control process but rather the operation of the control process, as Company personnel were not following the prescribed procedures for the accrual of services performed but not invoiced or for the analysis and encoding of invoices, and the management review in both instances was inadequate. We have replaced and trained the clerical personnel who perform much of this work and we have provided additional training to the other personnel involved, and management has begun to review their work more carefully. We have also enhanced our review of open purchase orders in an effort to reduce their number. During the required assessment of our internal control over financial reporting as of March 31, 2006, we concluded that we have remediated the material weaknesses which were discovered in previous periods to which our auditor have attested. However, should we or our auditors discover that we have a material weakness in our internal control over financial reporting at another time in the future, especially considering that we have had material weaknesses in the past which we incorrectly believed had been remediated, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

We have been susceptible to difficulties as many of our record keeping processes had been manual or had involved software that had not been upgraded for a significant period of time. As a result we implemented Oracle enterprise resource planning (ERP) software as part of our financial processes. In addition, we have experienced a relatively high personnel turnover in our finance department, including replacing our controller, which contributed to our difficulties. We had thought that we had remediated our accounts payable cut-off material weakness by implementing a three-way match via Oracle during fiscal 2006; however, during the process of reviewing our third quarter financial results, our independent accountants identified some quarter-end vendor invoices which had not been accrued for in the proper quarter, which in turn led us to discover further such mis-timed invoice accruals which comprise a continuing material weakness in this control. We believe these issues resulted not from a problem with the fundamental design of the control process but rather the operation of the control process, as Company personnel were not following the prescribed procedures for the accrual of services performed but not invoiced and for the analysis and encoding of invoices, and management review in both instances was inadequate. We have replaced and trained the clerical personnel who perform much of this work and have provided additional training to the other personnel involved, and management has begun to review their work more carefully. We have also enhanced our review of open purchase orders in an effort to reduce their number. While the design and operation of our new Oracle ERP system combined with our new clerical personnel, enhanced training, and management oversight, and the other remediation steps we took helped us improve our internal control over our business and financial processes to the extent we concluded in our assessment that we no longer had any material weaknesses, there can be no assurance that we will nonetheless not have an error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense, and could limit our access to financial markets.

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

During fiscal 2006, international sales accounted for 95% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

During fiscal 2006, 31% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our dependence on a limited number of foundry partners and CSP ball drop contractors, and the limited capacity for plastic assembly and test subcontractors, exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners and CSP ball drop subcontractors as it would lead to significant increases in our costs. Currently, we have three foundry partners and rely on two CSP ball drop subcontractors. Some of our products are sole sourced at one of our foundry partners in China or Japan. CSP ball drop is a key step in the chip scale packaging used for the bulk of our mobile handset products. Currently, there are only a limited number of suppliers of this service and we currently use two of them. There is also a limited capacity of plastic assembly and test contractors, especially for TFDN packaging, for which customer demand is increasing. Our ability to secure sufficient plastic assembly and test capacity, especially the fast ramping TDFN offerings, may limit our ability to satisfy our customers’ demand. If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

•	reduced control over delivery schedules and quality;

•	longer lead times;

•	the impact of regional and global illnesses such as SARS or Avian flu pandemic;

•	the potential lack of adequate capacity during periods when industry demand exceeds available capacity;

•	difficulties finding and integrating new subcontractors;

•	limited warranties on products supplied to us;

•	potential increases in prices due to capacity shortages, currency exchange fluctuations and other factors; and

•	potential misappropriation of our intellectual property.

We have outsourced our wafer fabrication, and assembly and test operations and may encounter difficulties in expanding our capacity.

We have adopted a fabless manufacturing model that involves the use of foundry partners and assembly and test subcontractors to provide our production capacity. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed costs when volume is low, provide us with upside capacity in case of short term demand increases and provide us with access to newer process technology, production facilities and equipment. During the past four years we have outsourced our wafer manufacturing and assembly and test operations overseas in Asia and we continue to seek additional foundry and assembly and test capacity to provide for growth. If we experience delays in securing additional or replacement capacity at the time we need it, we may not have sufficient product to fully meet the demand of our customers.

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

In the mobile handset market our competitors have been second sourcing many of our products and as a result this market has become more price competitive. We are seeing the same trend develop in our low capacitance ESD devices for digital consumer electronics, personal computers and peripherals. We need to be able to reduce the costs associated with our products in order to achieve our target gross margins. We have in the past achieved and may attempt in the future to achieve cost reductions by obtaining reduced prices from our manufacturing subcontractors, using larger sized wafers, adopting simplified processes, and redesigning parts to require fewer pins or to make them smaller. There can be no assurance that we will be successful in achieving cost reductions through any of these methods, in which case we will experience lower margins.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business. During fiscal 2006, we hired new vice presidents of engineering and sales and a material portion of our future success will depend upon their performance. In addition, we have recently replaced our chief financial officer on an interim basis.

We are dependent upon retaining key employee of recently acquired Arques Technology in order to realize many of the hoped-for benefits of the acquisition. Loss of such employees could cause us to record a significant amount of expenses due to the loss of the goodwill asset associated with the acquisition.

As part of our acquisition of Arques Technology in April 2006, we recorded a significant amount of goodwill. Many of Arques’ products are under development and our ability to realize revenue from the Arques assets is dependent upon Arques personnel remaining Company employees and successfully completing these products. Many of these Arques personnel are located in Taiwan and are experiencing cultural differences in addition to being associated with an established company instead of a start-up. Should certain of the key former Arques employees choose to leave the Company, we might not be able to realize value from the Arques assets and may need to write-off as impaired some or all of the goodwill associated with the Arques acquisition which could cause us to incur a loss during the quarter and/or year in which such write-off occurred which could adversely affect the market for our stock.

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

•	significant pricing pressures that occur because of competition or customer demands;

•	sudden shortages of raw materials or fabrication, test or assembly capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers and, in turn, harm our ability to meet our sales obligations; and

•	rescheduling or cancellation of customer orders due to a softening of the demand for our customers’ products, replacement of our parts by our competitors or other reasons.

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

By supplying parts in the past which were used in medical devices that help sustain human life, we are vulnerable to product liability claims.

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

Our California facilities and some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the ones that occurred in Taiwan in September 1999 and in Japan in October 2004, could disrupt the operations of those suppliers, limit the supply of our products and harm our business. The October 2004 earthquake in Japan temporarily shut down operations at one of the wafer fabrication facilities at which our products were being produced. We have since transferred that capacity to other fabs. Power shortages have occurred in California in the past. We cannot assure that if power interruptions or shortages occur in the future, they will not adversely affect our business.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 versus our prior financial audit only fees on internal control documentation, testing, and auditing to complete our first annual review associated with filing of 10-K for the year ended March 31, 2005 to comply with section 404 of the Sarbanes-Oxley Act. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

Acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities.

We may in the future acquire, or form strategic alliances relating to, other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and alignment of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day to day business, and may disrupt key research and development, marketing or sales efforts. We may also incur debt or assume contingent liabilities in connection with acquisitions and alliances, which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

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

ITEM 1B.    Unresolved Staff Comments.

Not applicable.

ITEM 2.    Properties.

We currently lease as our headquarters approximately 26,000 square feet of office and lab space in Milpitas, California, pursuant to a sixty-three month lease agreement we entered into with the Irvine Company that started on September 1, 2005 and provides for a current monthly rent payment of $22,000 plus operating expenses. Previously we subleased the same premises under a sublease agreement that we had entered into in May 2002 and expired in August 2005. We also rent office facilities for our domestic and international sales offices. As part of our fiscal 2005 Restructuring Plan, in June 2005 we sold our Tempe facility to Microchip Technology Incorporated, which we had previously used for wafer fabrication. We believe that our existing facilities are adequate for our current and foreseeable future needs.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the NASDAQ Stock Market:

	Common Stock
Fiscal 2006	Q1	Q2	Q3	Q4
High	$5.83	$8.89	$9.39	$7.91
Low	$3.92	$5.59	$6.51	$5.90

Fiscal 2005
High	$16.78	$10.76	$9.36	$8.03
Low	$11.08	$5.15	$6.68	$4.90

No dividends were paid in fiscal 2006, 2005, or 2004. We expect to continue that policy in the foreseeable future. Furthermore, our credit line with Silicon Valley Bank prohibits our paying cash dividends. As of May 31, 2006 there were 1,495 holders of record of our common shares and a substantially greater number of beneficial owners.

We did not repurchase any of our outstanding shares or other securities during the fourth quarter of fiscal 2006, nor did we issue any securities that had not been registered under the Federal Securities Act of 1933, as amended.

Equity Compensation Plans

The following table summarizes our equity compensation plans as of March 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	2,987,527	$6.66	1,138,453
Equity compensation plans not approved by security holders(2)	578,000	$6.38	—

Total	3,565,527	$6.61	1,138,453

(1)	The number of securities available for future issuance as of March 31, 2006 included 130,596 shares of common stock available for issuance under our Employee Stock Purchase Plan, 41,000 under our 1995 Employee Stock Option Plan and 966,857 under our 2004 Omnibus Incentive Compensation Plan. See Note 15 of Notes to Financial Statements for a description of our equity compensation plans.
(2)	Includes options to purchase 578,000 shares of common stock to executive officers. See Note 15 of Notes to Financial Statements for a description of our equity compensation plans that do not require the approval of, and have not been approved by, our shareholders.

ITEM 6.    Selected Financial Data.

The selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2006		2005		2004		2003		2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$70,241		$65,869		$59,560		$42,184		$29,944
Income (loss) before income taxes	$7,460		$4,167	(2)	$3,572	(3)	$(6,491	)(4)	$(28,605	)(5)
Net income (loss)	$10,035	(1)	$4,042	(2)	$3,572	(3)	$(6,491	)(4)	$(28,605	)(5)
Net income (loss) per share:
Basic	$0.45	(1)	$0.19		$0.20		$(0.44)		$(2.33)
Diluted	$0.44	(1)	$0.18		$0.19		$(0.44)		$(2.33)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,746		$36,075		$20,325		$4,513		$7,240
Working capital	$57,858	(1)	$40,562		$19,621		$4,721		$2,385
Total assets	$73,732	(1)	$57,677		$41,127		$25,405		$28,237
Long-term obligations	$8		$111		$4,717		$8,308		$7,578
Total shareholders’ equity	$61,872		$46,661		$22,118		$7,795		$7,780

(1)	Includes $2.7 million of partial release of valuation allowance against deferred tax assets. See Note 12 of Notes to Financial Statements.
(2)	Includes $1.3 million of restructuring and asset impairment charges. See Note 7 of Notes to Financial Statements.
(3)	Includes $1.0 million of charges related to realigning and reducing internal manufacturing operations.
(4)	Includes reversal of $0.2 million of restructuring charges.
(5)	Includes $4.2 million of restructuring and asset impairment charges.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that international sales will continue to represent a majority of our sales for the foreseeable future; (2) our anticipation that we will record significant goodwill from our acquisition of Arques Technology which we will examine for impairment based on expected future return; (3) our view that we will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results; (4) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation that our average unit sales price for like products will decline approximately 15% per year; and (6) our expectation that our gross margin will improve toward our long term target range of 39% to 41%. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience growth and whether such growth continues to require the devices we supply; our ability to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether there will be any changes in tax accounting rules; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Within the past four years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our three core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 200 while at the same time increasing our unit volume shipments from 87 million units in fiscal 2002 to 792 million units in fiscal 2006.

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

Results of Operations

Net Sales.

Net sales by market were as follows (in millions):

	Year Ended March 31,				% Change
	2006		2005	2004	2006 over 2005	2005 over 2004
Mobile handset	$53.3		$39.3	$22.3	35%	76%
Personal computer and digital consumer	16.9	*	14.9	16.4	13%	(9%)

Total core market	70.2		54.2	38.7	29%	40%

Medical and other products**	—		11.7	20.9	(100%)	(44%)

Total	$70.2		$65.9	$59.6	7%	11%

*	Includes $0.5 million of ESD diode products which during 2005 would have been classified as other products.
**	Other products include lighting, communications, legacy and mature products.

Net sales by geographic region were as follows (in millions), based on where we ship our products rather than where the customers’ headquarters are located:

	Year Ended March 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$32.6	46%	$18.8	29%	$13.9	23%
Korea	14.6	21%	11.1	17%	6.1	10%
Taiwan	9.2	13%	11.1	17%	11.5	19%
Singapore	8.6	12%	6.7	10%	2.9	5%
Japan and other	0.4	1%	0.5	1%	1.1	2%

Total Asia Pacific	65.4	93%	48.2	74%	35.5	59%
United States	3.8	5%	16.8	25%	21.1	36%
Canada, Mexico and Brazil	—	0%	0.3	0%	0.7	1%

Total Americas	3.8	5%	17.1	25%	21.8	37%
Europe	1.0	2%	0.6	1%	2.3	4%

Total net sales	$70.2	100%	$65.9	100%	$59.6	100%

International sales increased from 75% of our net sales in fiscal 2005 to 95% in fiscal 2006. In fiscal 2006 our China region’s revenue was approximately 46% of our total sales and continued to be our fastest growing region, increasing 73% compared to fiscal 2005 and reflecting a strong supply chain base of our customers in that region. The decline in sales in our Americas’ region in fiscal 2006 compared to fiscal 2005 reflected our discontinuing medical and other non-core products in late fiscal 2005. We expect that international sales will continue to represent a majority of our sales for the foreseeable future.

Fiscal 2006 versus 2005

Net sales for fiscal 2006 were $70.2 million, an increase of $4.3 million or 7% from the $65.9 million of net sales in fiscal 2005. Our growth in sales from products for the mobile handset market was primarily the result of increased penetration (as measured by the average number of our parts per handset shipped), and secondarily the result of market growth. Sales from products for the personal computer and digital consumer market were up by 13% for fiscal 2006 compared to fiscal 2005, which was primarily driven by increased sales of our low capacitance ESD products. Our revenue growth in our core markets came primarily from existing products, and secondarily from new products. The absence of product sales in non-core markets was the result of our discontinuing those products during the fourth quarter of fiscal 2005. As a result our sales in these markets declined from $11.7 million in fiscal 2005 to zero in fiscal 2006. The increased sales in products for our core markets exceeded the sales we lost due to exiting our non-core markets in fiscal 2006.

Our overall average unit price declined to $0.09 from $0.11 during fiscal 2006 compared to fiscal 2005. Of this decline, approximately 15% represented the weighted average price decline on a constant mix of products that were sold in both periods and the remaining 6% of the decline was due to changes in product mix. In the future we expect our average unit selling price for like products based on a constant mix to decline at a rate of approximately 15% per annum.

In fiscal 2006 unit shipments increased to approximately 792 million units from approximately 485 million units in fiscal 2005.

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

Our growth in mobile handset sales was primarily the result of increased penetration and secondarily the result of market growth. The decline in personal computer and digital consumer sales was due to a decline in our older products. The decline in medical was the result of lower demand from our principal customer, Guidant, and our discontinuing these products during the fourth quarter of fiscal 2005. Sales of our other products, which includes lighting, communications, legacy and mature products, also declined due to our having largely completed end of life shipments during fiscal 2004.

Fiscal 2005 unit shipments increased to approximately 485 million units from approximately 337 million units in fiscal 2004.

Comparison of Gross Margin and Expenses

The table below shows our sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for fiscal 2006, 2005 and 2004 (in thousands):

	Year Ended March 31,
	2006		2005		2004
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$70,241	100.0%	$65,869	100.0%	$59,560	100.0%
Cost of sales	44,068	62.7%	42,085	63.9%	38,373	64.4%

Gross margin	26,173	37.3%	23,784	36.1%	21,187	35.6%
Research and development	6,817	9.7%	5,181	7.9%	4,554	7.6%
Selling, general and administrative	13,348	19.0%	13,240	20.1%	11,984	20.1%
Restructuring	39	0.1%	1,325	2.0%	—	0.0%
Other (income) expense, net	(1,491)	(2.1)%	(129)	(0.2)%	1,077	1.8%

Income before income taxes	7,460	10.6%	4,167	6.3%	3,572	6.0%
Income taxes/(benefit)*	(2,575)	(3.7)%	125	0.2%	—	0.0%

Net income	$10,035	14.3%	$4,042	6.1%	$3,572	6.0%

*	Includes $2.7 million of partial release of valuation allowance against deferred tax assets for fiscal 2006. See Note 12 of Notes to Financial Statements.

Gross Margin

Fiscal 2006 versus 2005

Gross margin increased by $2.4 million in fiscal 2006 to $26.2 million from $23.8 million in fiscal 2005 due to the following reasons:

Gross margin increase (decrease), in millions
Volume of products for core markets	$11.9
Cost reductions of products for core markets and other	8.7
Net reserve changes for products for core markets	(0.1)
Price change of products for core markets	(12.0)
End of sales for products for non-core markets	(6.1)

$2.4

The gross margin increase from volume of products for our core markets was primarily driven by a 35% increase in sales of our products used in mobile handsets for fiscal 2006. There was a decrease in gross margin related to our product sales for non-core markets for fiscal 2006 as we exited those markets and eliminated our sales.

The cost reductions of products for our core markets were the result of process cost reductions and lower subcontractor costs (both by sourcing with lower cost subcontractors and by cost reductions at existing subcontractors) for both fiscal 2006 and fiscal 2005.

The increase in net inventory reserve expense was due to an increase in demand reserves and end of life inventory reserves on older core products, which in part reflected a shift in the market from eutectic to green products. Also in fiscal 2006, we recognized a benefit of approximately $0.3 million relating to the sale of inventory that had been reserved in prior periods, compared to $0.5 million in fiscal 2005.

Gross margin as a percentage of net sales increased to 37.3% for fiscal 2006 compared to 36.1% for fiscal 2005. Our long range gross margin target is 39% to 41%.

Fiscal 2005 versus 2004

Gross margin increased by $2.6 million in fiscal 2005 to $23.8 million, which represented a 12% increase from fiscal 2004. Gross margin as a percentage of net sales increased by 50 basis points to 36.1% in fiscal 2005, compared to 35.6% in fiscal 2004.

The increase in gross margin was as follows:

Gross margin increase (decrease), in millions
Cost reductions of products	$4.8
Volume of products	4.0
Price change of products	(1.0)
Net reserve changes of products	(1.3)
Product mix change	(3.9)

$2.6

Product cost reductions were the result of lower subcontractor costs, cost reductions from scaling back and then closing our Tempe wafer fabrication facility and product redesigns.

The increased gross margin from volume was driven by a 77% increase in our mobile handset product sales, offset by reductions in our medical, personal computer and other products. The increase in gross margin from additional volume was offset by the change in mix during fiscal 2005.

The prices for our products in the mobile handset, personal computer and digital consumer markets are normally expected to decline over time. During fiscal 2005, the decrease in prices was primarily in our mobile handset products, which was partially offset by increases in medical products for a net negative impact of $1.0 million.

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

Research and Development.    Research and development expenses consist primarily of compensation and other related costs for employee, prototypes, masks and other expenses for the development of new products, process technology and packages. The changes in research and development expenses for fiscal 2006 compared to fiscal 2005, and for fiscal 2005 compared to fiscal 2004, were as follows:

	Fiscal 2006 compared to Fiscal 2005	Fiscal 2005 compared to Fiscal 2004
Expense increase (decrease) compared to prior fiscal year (in thousands):
Outside services	$736	$(21)
Process engineering	396	(240)
Other expenses	194	176
Prototypes	114	453
Salaries and benefits	108	481
Bonus expense	88	(222)

	$1,636	$627

Outside services increased in fiscal 2006 primarily due to outsourced design services for new products. Process engineering expenses increased in fiscal 2006 and decreased in fiscal 2005 due to requirements related to new R&D projects in fiscal 2006 and discontinuation of the Tempe process engineering operation during fiscal 2005, respectively. Salaries and benefits increased in fiscal 2006 due to higher salary expenses and additional expenses associated with changes in the executive management of design while the increase in fiscal 2005 was primarily due to hiring additional engineers to increase new product development activity. As we continued to increase R&D activities, we increased prototype material spending in each of fiscal 2006 and fiscal 2005. Bonus expense increased in fiscal 2006 and declined in fiscal 2005 due to company performance compared to the performance target in each year’s plan.

Selling, General and Administrative.    Selling, general and administrative expenses consist primarily of compensation and other employee related costs, sales commissions, marketing expenses, legal, accounting, and information technology expenses. The changes in selling, general and administrative expense for fiscal 2006 compared to fiscal 2005, and for fiscal 2005 compared to fiscal 2004, were as follows:

	Fiscal 2006 compared to Fiscal 2005	Fiscal 2005 compared to Fiscal 2004
Expense increase (decrease) compared to prior fiscal year (in thousands):
Bonus expense	$337	$(956)
Information technology	216	322
Travel	189	107
Salaries and benefits	66	506
Product samples	42	358
Other expenses	(108)	413
Outside services	(634)	506

	$108	$1,256

Bonus expense increased in fiscal 2006 and declined in fiscal 2005 due to company performance compared to the target in each year’s plan. Information technology increased due to twelve months of Oracle ERP related expenses in fiscal 2006 compared to only six months of Oracle ERP expenses during fiscal 2005 as our implementation of the Oracle ERP system was in October 2004. Travel and product samples increased due to additional sales and marketing promotion activity. Salaries and benefits increased primarily due to higher salary expenses during fiscal 2006 and additional staffing in sales and marketing during fiscal 2005. Outside services decreased in fiscal 2006 primarily due to decreased professional fees related to Section 404 of the Sarbanes Oxley Act compliance efforts which are being performed utilizing mostly internal resources while the increase in outside services in fiscal 2005 was primarily due to our preparation for and initial compliance with Section 404 of the Sarbanes Oxley Act.

Restructuring Charges.    On October 19, 2004 our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The plan identified employees to be terminated, impaired assets and other shutdown costs. The shutdown was a consequence of our 2002 strategic plan to focus our product development and sales and marketing efforts on selected markets, actively manage our product life cycles and outsource our manufacturing operations. The Tempe wafer fabrication facility was the final internal manufacturing operation to be closed. Restructuring expense was $39,000 and $1.3 million for fiscal 2006 and 2005, respectively. There is no more restructuring expense associated with the closure of our Tempe facility.

Other Income (Expense).    The increase in other income is due to interest income for fiscal 2006 of approximately $1.5 million compared to $352,000 and $84,000 for fiscal 2005 and 2004, respectively. Interest expense and amortization of debt issuance costs for fiscal 2006 was approximately $16,000 compared to $223,000 and $1.2 million for fiscal 2005 and 2004, respectively. The increase in interest income resulted from increased interest rate and our having more cash as a result of our follow-on May 2004 public offering, positive cash flow from operations, the sale of Tempe related assets, issuance of common stock under our employee stock option and employee stock purchase plans and the exercise of warrants. The decrease in interest expense and amortization of debt issuance costs resulted from paying off our long-term debt in May 2004 using a portion of the net proceeds from our May 2004 public offering.

Income Taxes.    As of the end of the fourth quarter of fiscal 2006, we had recorded an adjustment reducing our valuation allowance against deferred tax asset which represents potential reduced taxes in the future resulting from the potential utilization of our loss carryforwards should we realize taxable income in the future. Because of the uncertainty of being able to realize that deferred tax asset, we had established a valuation allowance against it in prior years. Until March 31, 2006, that valuation allowance had been equal to the full amount of the deferred tax asset. As of March 31, 2006, we determined that it is more likely than not that $2.7 million of the deferred tax asset will be utilized as described in more detail under Critical Accounting Policies and Estimates below and accordingly we have reduced $2.7 million of the valuation allowance. The reduction of this valuation allowance creates a negative tax rate and as a result increases our after tax income. However, it does not affect the taxes we pay currently. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results. See also Note 12 of Notes to Financial Statements.

Our effective tax rate was (35%) and 3%, respectively for fiscal 2006 and 2005. Without consideration of the adjustment to the valuation allowance, our effective tax rate was 2% and 3%, respectively for fiscal 2006 and 2005. The effective tax rate differs from the statutory rate primarily due to our ability to utilize loss carry forwards and other credits, limited by alternative minimum tax provisions, and the reduction in the valuation allowance. In fiscal 2004, despite our having earned net income on a financial accounting basis, we incurred a loss on a tax basis primarily due to scrapping inventory during the fiscal year; as such there was no provision for income taxes.

Net Income (Loss).    For the reasons explained above, we realized net income of $10.0 million, $4.0 million and $3.6 million in fiscal 2006, 2005 and 2004, respectively.

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

Inventory and related reserves

Our inventory and related reserves policy is described in Note 2 of Notes to Financial Statements. Forecasting customer demand is the factor in our inventory and related reserves policy that involves significant judgments and estimates. We establish a reserve for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand to management’s forecast of customer demand for the next twelve months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. We also use historical trends as a factor in forecasting customer demand, especially that from our distributors. We review our reserve for excess and obsolete inventory on a quarterly basis considering the known facts. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. To the extent that our forecast of customer demand materially differs from actual demand, our cost of sales and gross margin could be impacted.

Impairment of long lived assets

Long lived assets are reviewed for impairment whenever events indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. Early in fiscal 2007, we acquired Arques Technology and we will be recording a significant amount of goodwill as an asset which we will need to examine for impairment. This will involve estimating our future expected return from the Arques assets which involves significant judgment.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R). We will be required to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award rather than apply the intrinsic value measurement provisions of APB 25. We will recognize costs determined under SFAS 123R over the period during which an employee provides services in exchange for the award, known as the “requisite service period,” which is usually the vesting period. SFAS No. 123R is effective beginning in our first quarter of fiscal 2007. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and plan to adopt using the modified prospective method. The adoption of SFAS No. 123R will have a material impact on our results of operations, financial position and statement of cash flows. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 2 of Notes to Financial Statements. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2006 as disclosed in Note 2 of Notes to Financial Statements.

Accounting for Income Taxes

As part of the process of preparing our financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within the balance sheets. Under Statement of Financial Accounting Standard No. 109 (“SFAS 109”), we must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that management believes recovery is not likely, we must establish a valuation allowance. To the extent that a valuation allowance is established or increased in a period, we include an expense within the tax provision in the statements of operations.

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. Until March 31, 2006, we had determined that, in part due to the our recent cumulative tax loss history for the previous three-year periods, income statement loss history over various quarters and years, and the transition to a fabless model and cessation of our Medical business and the resulting uncertainties, that it was necessary to maintain a full valuation allowance to net against its deferred tax assets which as of March 31, 2006 totaled $22.5 million.

Our federal and state net operating loss carryforwards as of March 31, 2006 of $56 million and $10 million will expire at various dates from 2012 through 2024, if not utilized and have a tax effect of $19.3 million included in our deferred tax asset. We have a federal research and development credit of $0.2 million which expires in 2008 and a state research and development credit of $0.6 million which lasts indefinitely. The tax effect of these credits is $0.6 million which is also included in our deferred tax asset.

Our methodology for determining the realizability of our deferred tax assets involves estimates of future taxable income; the estimated impact of future stock option deductions; and the expiration dates and amounts of net operating loss carryforwards. These estimates are based on near-term projections and assumptions which management believes to be reasonable.

In concluding that a $2.7 million release of the valuation allowance was required at the end of fiscal year 2006, we considered both the positive and negative evidence regarding our ability to generate sufficient future taxable income to realize the deferred tax assets. Positive evidence included having achieved profitability for financial reporting purposes for the past four quarters, seven out of the last eight quarters, ten out of the last twelve quarters and for the past three fiscal years. Negative evidence included (1) our reliance on a limited number of customers for a substantial portion of our business; (2) the impact of future stock option deductions on taxable income; (3) the financial statement loss for the fourth quarter of fiscal 2005; and (4) the three years’ cumulative tax net operating losses through fiscal year 2005. In weighing the positive and negative evidence above, we considered the “more likely than not” criteria pursuant to SFAS No. 109 as well as several of the risks under “Risk Factors”. As described above, we concluded that the positive evidence outweighed the negative evidence as to $2.7 million of the valuation allowance and accordingly released $2.7 million of the valuation allowance.

In the event that actual results differ from these estimates or that these estimates are adjusted in future periods, we may need to adjust the amount of the valuation allowance based on future determinations of whether it is more likely than not that some or all of our deferred tax assets will be realized. A decrease in the valuation allowance through a partial or full release would be recorded as an income tax benefit or a reduction of income tax expense or a credit to stockholders’ equity whereas an increase in the valuation allowance would be recorded as an income tax expense. Our net operating losses available to reduce future taxable income expire on various dates from fiscal year 2012 through fiscal year 2024. To the extent that we generate taxable income in jurisdictions where the deferred tax asset relates to net operating losses that have been offset by the valuation allowance, the utilization of these net operating losses would result in the reversal of the related valuation allowance.

We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. As of March 31, 2006, there were no accruals for settlement offers.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash, cash equivalents and short term investments were $49.7 million as of March 31, 2006, compared to $36.1 million at March 31, 2005, an increase of $13.6 million or 38%. Our cash and cash equivalents decreased $4.0 million during fiscal 2006 which primarily reflects our moving of assets to short-term investments.

Operating activities provided $7.0 million of cash for fiscal 2006, due primarily to net income of $10.0 million, an increase in accounts payable and other current liabilities of $844,000 and non-cash charges that included depreciation and amortization of $1.3 million and an increase to inventory reserves of $1.3 million, which were reduced by an increase in accounts receivable of $3.2 million and a release in the valuation allowance against deferred tax assets of $2.7 million. In fiscal 2005, operating activities provided $3.2 million of cash, due primarily to net income of $4.0 million, non-cash charges that included depreciation and amortization of $1.6 million, fixed asset write-downs of $809,000 and inventory write-downs of $1.1 million, which were reduced by an increase in accounts receivable of $1.4 million and a reduction in accounts payable and other current liabilities of $1.0 million.

Accounts receivable increased to $10.7 million at March 31, 2006 compared to $7.6 million a year earlier, primarily as a result of higher sales. In addition, receivables days sales outstanding increased to 55 days at March 31, 2006 as compared to 47 days at March 31, 2005. We were able to reduce our net inventory to $5.5 million as of March 31, 2006, compared to $6.5 million at March 31, 2005, despite our greater sales activity. Inventory turns improved to 6.7 at March 31, 2006 from 5.7 at March 31, 2005.

Accounts payable and accrued liabilities totaled $9.1 million at March 31, 2006 compared to $8.3 million at March 31, 2005. The $0.8 million increase was primarily due to higher accounts payable associated with increased sales activity at fiscal 2006 year end.

Investing activities during fiscal 2006 used $16.0 million of cash, primarily for the purchase of short term investments including the investment of the $1.7 million of net proceeds from the sale of our Tempe facility. During fiscal 2005, investing activities used $23.0 million of cash, primarily as the result of our investing the $18.0 million proceeds from our May 2004 public offering.

Net cash provided by financing activities for fiscal 2006 was $5.0 million and was the result of $5.1 million of net proceeds from the issuance of common stock and the exercise of common stock warrants, offset by repayment of capital lease obligations of $108,000. Net cash provided by financing activities during fiscal 2005 was $13.2 million and was primarily the result of $20.5 million of net proceeds from the issuance of common stock, offset by debt repayments of $7.2 million. The $20.5 million stock proceeds were comprised of $18.0 million raised in our May 2004 public stock offering, $1.4 million of employee stock purchases and $1.1 million of warrant exercises.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There were $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property against which there is a negative pledge agreement. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. At March 31, 2006 the full amount of the credit line was available.

The following table summarizes our contractual obligations as of March 31, 2006:

	Payments due by period (in thousands)
	Fiscal 2007	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Beyond Fiscal 2011	Total
Capital lease obligations	$82	$—	$—	$—	$82
Operating lease obligations	320	543	477	—	1,340
Purchase obligations	1,361	46	—	—	1,407

	$1,763	$589	$477	$—	$2,829

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

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2006 we held $40.0 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our long term debt obligations and their fair value as of March 31, 2006 and 2005. Our long term debt obligations mature a half year from March 31, 2006 and one and a half years from March 31, 2005. The fair value of our long term debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At March 31, 2006:

	Periods of Maturity					Fair Value as of March 31, 2006
	2007	2008	2009	Thereafter	Total
	In thousands
Liabilities:
Long-term debt obligations	$82	$0	$0	$0	$82	$82
Weighted average interest rate	5.00%				5.00%

At March 31, 2005:

	Periods of Maturity						Fair Value as of March 31, 2005
	2006	2007	2008	2009	Thereafter	Total
	In thousands
Liabilities:
Long-term debt obligations	$100	$90	$0	$0	$0	$190	$190
Weighted average interest rate	5.99%	5.46%				5.74%

We have little exposure to foreign currency risk as all our sales are denominated in US dollars as has been most of our spending as only a minor portion of our expenditures are paid out in Asian currencies.

ITEM 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

California Micro Devices Corporation

We have audited the accompanying balance sheets of California Micro Devices Corporation as of March 31, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of California Micro Devices Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effective operation of, internal control over financial reporting.

/s/    GRANT THORNTON LLP

San Jose, California

June 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders,

California Micro Devices Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that California Micro Devices Corporation (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of California Micro Devices Corporation as of March 31, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended March 31, 2006 and our report dated June 12, 2006 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON

San Jose, California

June 12, 2006

CALIFORNIA MICRO DEVICES CORPORATION

BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2006	March 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$9,788	$13,830
Short-term investments	39,958	22,245
Accounts receivable, less allowance for doubtful accounts of $146 and $74, respectively	10,667	7,574
Inventories	5,508	6,532
Deferred tax assets	2,711	—
Prepaid expenses and other current assets	1,078	1,286

Total current assets	69,710	51,467
Property, plant and equipment, net	3,961	6,038
Other long-term assets	61	172

TOTAL ASSETS	$73,732	$57,677

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,901	$4,523
Accrued liabilities	3,185	3,762
Deferred margin on shipments to distributors	2,684	2,520
Current maturities of long-term debt and capital lease obligations	82	100

Total current liabilities	11,852	10,905
Long-term debt and capital leases, less current maturities	—	90
Other long-term liabilities	8	21

Total liabilities	11,860	11,016

Commitments and contingencies
Shareholders’ equity:
Common stock—no par value; 50,000,000 authorized; shares issued and outstanding: 22,855,223 and 21,605,315 as of March 31, 2006 and 2005, respectively	110,673	105,494
Accumulated other comprehensive loss	(5)	(2)
Accumulated deficit	(48,796)	(58,831)

Total shareholders’ equity	61,872	46,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,732	$57,677

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended March 31,
	2006	2005	2004
Net sales	$70,241	$65,869	$59,560
Cost and expenses:
Cost of sales	44,068	42,085	38,373
Research and development	6,817	5,181	4,554
Selling, general and administrative	13,348	13,240	11,984
Restructuring	39	1,325	—

Total costs and expenses	64,272	61,831	54,911

Operating income	5,969	4,038	4,649
Interest expense	16	223	1,161
Interest and other (income), net	(1,507)	(352)	(84)

Income before income taxes	7,460	4,167	3,572
Income tax expense/(benefit)	(2,575)	125	—

Net income	$10,035	$4,042	$3,572

Net income per share—basic	$0.45	$0.19	$0.20

Weighted average common shares outstanding—basic	22,128	21,318	18,061

Net income per share–diluted	$0.44	$0.18	$0.19

Weighted average common shares and share equivalents outstanding–diluted	22,777	22,582	19,064

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total

	Shares	Amount
Balance at March 31, 2003	15,881	$74,240	$(66,445)	$—	$7,795
Exercise of stock options	540	2,884	—	—	2,884
Issuance of common stock through employee stock purchase plan	116	286	—	—	286
Issuance of common stock and warrants in private placement, net of issuance costs	2,444	5,162	—	—	5,162
Exercise of common stock warrants	762	2,325	—	—	2,325
Stock-based compensation	45	94	—	—	94
Components of comprehensive income:
Net income	—	—	3,572	—	3,572

Comprehensive income					3,572

Balance at March 31, 2004	19,788	84,991	(62,873)	—	22,118
Exercise of stock options	178	800	—	—	800
Exercise of common stock warrants	266	1,108	—	—	1,108
Issuance of common stock through employee stock purchase plan	73	562	—	—	562
Issuance of stock through public offering, net of issuance costs	1,300	18,015	—	—	18,015
Stock-based compensation	—	18	—	—	18
Components of comprehensive income:
Net income	—	—	4,042	—	4,042
Unrealized loss on available-for-sale securities	—	—	—	(2)	(2)

Comprehensive income					4,040

Balance at March 31, 2005	21,605	105,494	(58,831)	(2)	46,661
Exercise of stock options	908	3,905	—	—	3,905
Exercise of common stock warrants	236	837	—	—	837
Issuance of common stock through employee stock purchase plan	106	365	—	—	365
Tax benefit to equity	—	43	—	—	43
Stock-based compensation	—	29	—	—	29
Components of comprehensive income:
Net income	—	—	10,035	—	10,035
Unrealized loss on available-for-sale securities	—	—	—	(3)	(3)

Comprehensive income					10,032

Balance at March 31, 2006	22,855	$110,673	$(48,796)	$(5)	$61,872

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$10,035	$4,042	$3,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,186	1,438	2,253
Amortization	93	117	256
Accretion of investment purchase discounts	(866)	(318)	—
Increase in inventory reserve	1,278	1,149	451
Increase (decrease) in bad debt expense	73	—	(61)
Reduction of valuation allowance against deferred tax assets	(2,711)	—	—
Write-down of fixed assets	—	809	485
(Gain) loss on sale of fixed assets	(4)	(154)	79
Stock-based compensation	29	18	94
Changes in assets and liabilities:
Accounts receivable	(3,166)	(1,440)	(792)
Inventories	(254)	(1,138)	(3,417)
Prepaid expenses and other current assets	208	(375)	(259)
Other long-term assets	111	—	(49)
Accounts payable and other current liabilities	844	(980)	3,439
Deferred margin on shipments to distributors	164	61	586
Other long-term liabilities	(13)	(12)	32

Net cash provided by operating activities	7,007	3,217	6,669

Cash flows from investing activities:
Purchases of short-term investments	(174,045)	(122,921)	—
Sales and maturities of short-term investments	157,195	100,992	—
Proceeds from sale of fixed assets	1,905	943	561
Capital expenditures	(1,103)	(1,903)	(297)
Net change in restricted cash	—	—	880

Net cash (used in) provided by investing activities	(16,048)	(22,889)	1,144

Cash flows from financing activities:
Repayments of capital lease obligations	(108)	(104)	(19)
Borrowings of long-term debt	—	—	4,150
Repayments of long-term debt	—	(7,204)	(6,789)
Net proceeds from issuance of common stock	—	18,015	5,162
Proceeds from exercise of common stock warrants	837	1,108	2,325
Proceeds from employee stock compensation plans	4,270	1,362	3,170

Net cash provided by financing activities	4,999	13,177	7,999

Net (decrease) increase in cash and cash equivalents	(4,042)	(6,495)	15,812
Cash and cash equivalents at beginning of period	13,830	20,325	4,513

Cash and cash equivalents at end of period	$9,788	$13,830	$20,325

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16	$90	$965

Income taxes	$94	$120	$—

Supplemental disclosure of non-cash investing activity:
Fixed asset acquired under capital lease	$—	$246	$—

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

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the accompanying financial statements, fiscal 2006, 2005, and 2004 refer to the twelve months ended March 31, 2006, 2005, and 2004, respectively. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2006 presentation.

On March 9, 2006, we issued 1,000 shares of common stock for $1 to form ARQ Acquisition Corporation, a California corporation, in connection with our anticipated acquisition of Arques Technology, Inc. There were no activities in this entity during fiscal 2006 and its status remained inactive as of March 31, 2006.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Short term Investments

Short term investments represent investments in certificates of deposits and debt securities with remaining maturities less than 360 days. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 360 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in interest and other (income) expense, net. The cost of securities sold is based on the specific identification method.

Inventories and Related Reserves

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

Reserves are provided for excess and obsolete inventory, which are estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. We also use historical trends as a factor in forecasting customer demand, especially that from our distributors. Generally, inventories in excess of twelve months demand are reserved and the related charge is recorded to cost of sales. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of, even if in subsequent periods we forecast demand for this product.

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

Revenue from product sales to end user customers, and to distributors that do not receive price concessions and do not have return rights, is recognized upon shipment and transfer of risk of loss if we believe collection is

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash. Reserves for sales returns and allowances from end user customers are estimated based on historical experience and management judgment and are provided for at the time of shipment. At the end of each reporting period, the sufficiency of the reserve for sales returns and allowances is also assessed based on a comparison to authorized returns for which a credit memo has not been issued.

Revenue from sales of our standard products to distributors whose terms provide for price concessions or for product return rights is recognized when the distributor sells the product to an end customer. When we sell products to these distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”.

For our end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor, because our contractual arrangements and actual practice provide for no right of return or price concessions for those products.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We provide an allowance for specific customer accounts receivable balances where collection is doubtful plus a general allowance against other accounts receivable based on our historical collections experience. Our policy is to partially or fully reserve receivables that are 90 days old or more while at the same time continuing efforts to collect payment from the customer. If we determine that a customer invoice cannot be collected, we write off the invoice against the allowance for doubtful accounts. If a receivable that has been written off is subsequently collected, we record a benefit to the income statement. We recorded a bad debt expense of $73,000 in fiscal 2006, no bad debt expense in fiscal 2005 and a $61,000 benefit in fiscal 2004.

Other

We typically provide a one-year warranty that our products will be free from defects in material and workmanship and will substantially conform in all material respects to our most recently published applicable specifications although sometimes we provide shorter or longer warranties. We have experienced minimal warranty claims in the past, and we accrue for such contingencies in our sales returns and allowances reserve.

We expense all research and development and advertising costs as incurred. Advertising expense was immaterial for fiscal years 2006, 2005 and 2004.

Customers generally pay for the cost of shipping their product from our manufacturing locations. In the few cases where we pay for some or all of the freight costs, they are expensed to cost of sales.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Income Per Share

Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the additional shares issuable upon the assumed exercise of stock options and other dilutive securities. The following table sets forth the computation of basic and diluted net income per share:

	Year Ended March 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Net income	$10,035	$4,042	$3,572
Weighted average common shares outstanding used in calculation of net income per share:
Basic shares	22,128	21,318	18,061

Effect of dilutive securities:
Employee stock options	603	1,103	782
Warrants	46	161	221

Effect of dilutive securities	649	1,264	1,003

Diluted shares	22,777	22,582	19,064

Net income per share:
Basic	$0.45	$0.19	$0.20

Diluted	$0.44	$0.18	$0.19

In fiscal 2006, 2005 and 2004, options to purchase 1,370,888, 563,881 and 1,410,492, respectively, shares of the Company’s stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive, and in fiscal 2004, warrants to purchase 241,834 shares of the Company’s stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options and warrants are antidilutive when the exercise price of the securities is greater than the average market price of the common shares for the period.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

During fiscal 2006 we recognized $29,000 of compensation expense in the income statement for stock based compensation awards to consultants. We generally recognize no compensation expense with respect to employee stock grants as the exercise price is at the market price of our common stock at the date of grant. Had we recognized compensation for the grant date fair value of employee stock grants in accordance with SFAS 123, our net income and net income per share would have been revised to the pro forma amounts shown below (in thousands, except per share data). For pro forma purposes, the estimated fair value of our stock based grants is amortized over the vesting period for stock options granted under our stock option plans, and the purchase period for stock purchases under our stock purchase plan.

	Year Ended March 31,
	2006	2005	2004
Net income
As reported	$10,035	$4,042	$3,572
Add: stock-based employee compensation expense included in reported results	—	17	94
Add: stock-based consultant compensation expense included in reported results	29	1	—
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,740)	(3,106)	(2,210)

Pro forma net income	$6,324	$954	$1,456

Basic net income per share
As reported	$0.45	$0.19	$0.20
Pro forma	$0.29	$0.04	$0.08
Diluted net income per share
As reported	$0.44	$0.18	$0.19
Pro forma	$0.28	$0.04	$0.08

On March 28, 2006, we accelerated the vesting of all currently unvested options we had granted to employees and consultants, including officers and directors, which had exercise prices greater than $6.95, the closing price of our stock on March 28, 2006. The acceleration affects options covering approximately 233,000 shares with exercise prices between $7.00 and $15.06 per share, which is about 12% of our outstanding unvested options. The primary purpose of the accelerated vesting is to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, which amounts to potential reduction in compensation charges of approximately $900,000. We would otherwise expect to record these non-cash expenses due to the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), beginning in the first quarter of fiscal 2007. As a condition to these unvested options becoming immediately exercisable, resale restrictions were imposed to prevent the sale of any shares received from the exercise of an accelerated option prior to the original vesting date of the option.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The fair value of our stock based grants was estimated assuming no expected dividends and the following weighted average assumptions:

	Year Ended March 31,
	2006	2005	2004
Employee Stock Options:
Expected life in years	4.11	4.01	3.48
Volatility	0.70	0.87	0.97
Risk-free interest rate	4.14%	3.25%	2.64%
Dividend Yield	0%	0%	0%
Employee Stock Purchase Plan:
Expected life in years	0.50	0.49	0.41
Volatility	0.57	0.62	0.74
Risk-free interest rate	3.69%	1.86%	1.51%
Dividend Yield	0%	0%	0%

The weighted average fair value of stock options granted in fiscal 2006, 2005 and 2004 was $3.91, $4.47 and $2.44 per share, respectively. The weighted average fair value of the option element of the 1995 Employee Stock Purchase Plan stock granted in fiscal 2006, 2005 and 2004 was $1.90, $3.39 and $1.58 per share, respectively. The option element in the 1995 Employee Stock Purchase Plan is related to the 15% discount that is provided to employees. See Note 15.

Comprehensive Income

Accumulated other comprehensive income presented in the accompanying balance sheets consists of the accumulated net unrealized losses on available for sale securities. Accumulated other comprehensive loss was $5,000 and $2,000 at March 31, 2006 and 2005, respectively. For the each of the years ended March 31, 2006 and 2005, no amount was classified out of accumulated other comprehensive income into earnings. There was no other comprehensive income in fiscal 2004.

Income Taxes

Statement of Financial Accounting Standard No. 109 (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management believes, based on a number of factors, that it is more likely than not that a portion of the deferred tax asset at fiscal 2006 year end will be realized in the following year. As of March 31, 2006, a partial valuation allowance was recorded against the deferred tax assets. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The new standard requires companies to recognize compensation cost relating to share based payment transactions in their financial statements. That cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) also includes some changes regarding the timing of expense recognition and the treatment of forfeitures. SFAS 123(R) is effective for reporting periods beginning after June 15, 2005. In March 2005, the SEC released

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. SFAS No. 123R is effective beginning in our first quarter of fiscal 2007. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and plan to adopt using the modified prospective method. The adoption of SFAS No. 123R will have a material impact on our results of operations, financial position and statement of cash flows. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in Note 2, above. In addition, the amount of stock-based compensation expense to be incurred in future periods will be reduced by our acceleration of certain unvested and “out-of-the-money” stock options in fiscal 2006 as disclosed in Note 2, above.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 in first quarter of fiscal 2007 and do not expect that the adoption of this standard will have a material impact on our results of operations and financial condition.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”). SFAS 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The adoption of SFAS 155 is not expected to have a material impact on our financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

3.    CASH, CASH EQUIVALENTS AND SHORT TERM INVESTMENTS

The following is a summary of cash, cash equivalents and short term investments at March 31, 2006 and March 31, 2005, respectively:

	March 31,
	2006	2005
	(in thousands)
Cash	$34	$—
Money market funds	9,754	13,830

Total cash and cash equivalents	$9,788	$13,830

	March 31,
	2006	2005
	(in thousands)
U.S. Agency notes	$2,091	$9,735
Corporate bonds, commercial paper and asset-backed securities	36,669	12,510
Certificate of deposit	1,198	—

Total short term investments	$39,958	$22,245

4.    CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk consist primarily of cash equivalents, short term investments and trade accounts receivable.

We use one financial institution for our banking activities and place our cash in short term money markets funds. Our balances exceed those insured by the Federal Deposit Insurance Corporation.

Our short term investments are in investment grade debt instruments with maturities of less than 360 days. Our investment policy limits the exposure to a single issuer to 10% of our portfolio or $1 million, whichever is greater.

At March 31, 2006 and 2005, our three largest customer receivable balances accounted for approximately 65% and 60% of net accounts receivable, respectively. We extend credit to these customers, and management believes that the receivable balances from these large customers are collectible based on our assessment of their financial condition and our past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

5.    CONCENTRATION OF OTHER RISKS

Markets

We sell our products into the mobile handset, personal computer, computer peripheral and digital consumer electronics markets, which are characterized by rapid technology change, intense competitive pressure and volatile demand patterns. Each of these factors either singularly or together in one or more of these markets could result in a rapid change in demand for our products which could result in reduced revenue, operating losses and the obsolescence of our inventory.

Customers

We focus our sales effort on the leaders in our core markets and depend on a few customers for a large portion of our revenue. In addition, our sales are not subject to long term contracts but rather to customer purchase orders which are placed on a short lead time to shipment.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

During fiscal 2006, one of our end customers represented 40% of our revenue, and one of our distributors represented another 13% of our revenue. During fiscal 2005, two of our end customers represented 36% of our revenue, and two of our distributors represented another 26% of our revenue. During fiscal 2004, two of our end customers represented a combined 33% of our revenue, and one of our distributors represented 14% of our revenue. The loss of any of our major customers could have a substantial negative effect on our revenues and profitability.

We also have a geographical concentration, with international sales accounting for 95% of our net sales in fiscal 2006. International sales accounted for 75% and 64% of our net sales in fiscal 2005 and fiscal 2004, respectively. Disruptions in international markets could have a substantial negative effect on our revenues and profitability.

Foundry Partners and Subcontractors

We outsource all of our manufacturing. We primarily rely on three companies, ASMC in China and Epson and Sanyo in Japan, to fabricate wafers for our products and we use companies, primarily in Thailand and China, to assemble, package and test our products.

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

6.    BALANCE SHEET COMPONENTS

	March 31, 2006	March 31, 2005
Inventories(1):
Work in process	$2,784	$3,147
Finished goods	2,724	3,385

	$5,508	$6,532

Property, plant and equipment:
Land	$—	$137
Building	—	2,446
Machinery and equipment	11,131	11,138

	$11,131	$13,721

Less: accumulated depreciation and amortization	(7,170)	(7,683)

	$3,961	$6,038

Accrued liabilities:
Accrued salaries and benefits	$1,896	$1,248
Other accrued liabilities	1,289	2,514

	$3,185	$3,762

(1)	Inventory balances by stage at March 31, 2005 have been reclassified from the amounts shown in our financial statements for the year ended March 31, 2005 to conform to the current classification of semi-finished products as work in process as presented at March 31, 2006.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

7.    RESTRUCTURING, ASSET IMPAIRMENT AND INFRASTRUCTURE ALIGNMENT

Fiscal 2005 Restructuring Plan

On October 19, 2004, our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The action was the result of our strategic plan to focus our product development and sales and marketing efforts on selected markets and outsource our manufacturing operations. The plan identified employees to be terminated, impaired assets consisting of real estate and manufacturing equipment, and other shutdown costs. On March 31, 2005 our board of directors approved the termination of additional employees as a modification to the original plan. At March 31, 2006, we have completed the activities associated with the Fiscal 2005 Restructuring Plan.

Employee terminations were as follows:

Adjusted Plan	Less: Employees Terminated During Fiscal 2005	Less: Employees Terminated During Fiscal 2006	Employees to Be Terminated After March 31, 2006
53	(46)	(7)	—

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. The costs to shut down the Tempe facility were as follows (in thousands):

	Restructuring Charges During Fiscal 2005	Accrued Restructuring Liability at March 31, 2005	Restructuring Charges (Reversal) During Fiscal 2006	Accrued Restructuring Liability at March 31, 2006	Total Restructuring Cost To Date	Total Expected Restructuring Cost
Employee severance	$410	$125	$(38)	$—	$372	$372
Write-down of fixed assets	459	—	(10)	—	449	449
Other exit costs	456	36	87	—	543	543

Total restructuring expense	$1,325	$161	$39	$—	$1,364	$1,364

As of March 31, 2006, the real estate and manufacturing equipment identified under the plan had been sold and there were no remaining activities.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The infrastructure alignment costs are shown in the statement of operations in the line item titled “Cost of Sales”. During fiscal 2004, we recorded the following amounts in relation to the infrastructure alignment plan (in thousands):

			Accrued Liability
	Expense During Fiscal 2004	Cash Costs	Expense Accrued During Fiscal 2004	Less: Costs Incurred	Liability at March 31, 2004
Employee severance	$343	$173	$281	$(173)	$108
Write-down of fixed assets	534	—	—	—	—

Total	$877	$173	$281	$(173)	$108

There was no restructuring liability at March 31, 2006 and 2005 in relation to the fiscal 2004 infrastructure alignment plan.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short term investments are based on quoted market prices.

The carrying and estimated fair values of our long term debt are follows (in thousands):

	March 31,
	2006		2005
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt obligations	$82	$82	$190	$190

The fair value of our long term debt obligations is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

9.    LONG TERM DEBT

Long term debt consisted of the following (in thousands):

	March 31, 2006	March 31, 2005
Synopsys (2005) and Dell (2004) capital lease agreements	$82	$190

	82	190
Less current maturities	(82)	(100)

	$—	$90

Long term debt at March 31, 2006 is comprised solely of a capital lease. In September 2004, we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we have made the first two of three annual lease payments of $82,000 in October 2004 and October 2005, respectively. The amount capitalized is $246,000. The outstanding capital lease obligation as of March 31, 2006 was $82,000, and prepaid interest was $4,000. During fiscal 2006 we paid $10,000 of interest on this obligation.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Future maturities of capital lease obligations at March 31, 2006 are as follows (in thousands):

	Principal	Interest	Total
2007	$82	$10	$92

Total fixed assets purchased under capital leases and the associated accumulated amortization are classified in machinery and equipment and were as follows (in thousands):

	March 31, 2006	March 31, 2005
Capitalized cost	$246	$356
Accumulated amortization	(123)	(94)

Net book value	$123	$262

Amortization expense for fixed assets purchased under capital leases is included in amortization on our statements of cash flows.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There were $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property against which there is a negative pledge agreement. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. We did not borrow against the bank credit line during fiscal 2006.

10.    COMMITMENTS

Operating Leases

We lease our headquarters and sales offices under operating leases. In May 2005 we entered into a new lease for our headquarters through November 2010.

The lease for our Milpitas headquarters office includes a rent escalation provision. We recognize rent expense on a straight line basis.

Future minimum lease payments under non cancelable operating lease agreements having an initial or remaining term in excess of one year at March 31, 2006 are as follows (fiscal years ending March 31, in thousands):

	Payments Due by Fiscal Year
	2007	2008	2009	2010	2011	Total
Operating lease obligations	$320	$267	$276	$283	$194	$1,340

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rent expense was approximately $398,000, $505,000 and $535,000 in fiscal 2006, 2005 and 2004, respectively. There was no sublease income in fiscal 2006, 2005 or 2004.

Purchase Obligations

Unconditional purchase obligations are comprised of wafer fabrication services and industrial gases. As of March 31, 2006, our unconditional purchase obligations were as follows (in thousands):

	Payments Due by Fiscal Year
	2007	2008	Total
Purchase obligations	$1,361	$46	$1,407

11.    COMPREHENSIVE INCOME

Comprehensive income is principally comprised of net income and unrealized gains or losses on our available for sale securities. Comprehensive income for the years ended March 31, 2006, 2005 and 2004 was as follows (in thousands):

	2006	2005	2004
Net income	$10,035	$4,042	$3,572
Unrealized loss on available for sale securities	(3)	(2)	—

Comprehensive income	$10,032	$4,040	$3,572

12.    INCOME TAXES

Our income tax provision consisted of the following (in thousands):

	Year Ended March 31,
	2006	2005	2004
Current:
Federal	$128	$116	$—
State	8	9	—

	$136	$125	$—

Deferred:
Federal	$(2,491)	$—	$—
State	(220)	—	—

Provision/(benefit) for income taxes	$(2,575)	$125	$—

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory rate of 34% to the income before income taxes for the years ended March 31, 2006, 2005 and 2004. The principal reasons for this difference are as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Income tax expense at U.S. statutory rate	$2,523	$1,417	$1,214
Losses (benefited)/losses with no current benefit	(3,012)	(1,351)	556
Other	162	189	—
Valuation Allowance	(2,248)	(130)	(1,770)

Provision/(benefit) for income taxes	$(2,575)	$125	$—

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2006	2005
Deferred Tax Assets:
Net operating losses	$19,295	$22,512
Research credits	591	477
Inventory reserve	786	457
Other non-deductible accruals and reserves	1,795	2,061

Total deferred tax assets	22,467	25,507
Valuation allowance	(18,961)	(24,763)

Net deferred tax assets	3,506	744
Deferred tax liabilities:
Tax over book depreciation	795	744

Total net deferred tax assets	$2,711	$—

Statement of Financial Accounting Standard No. 109 (“SFAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management believes, based on a number of factors, that it is more likely than not that a portion of the deferred tax asset at fiscal 2006 year end will be realized in the following year. As of March 31, 2006, a valuation allowance of approximately $19.0 million was recorded against the deferred tax assets. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results. The valuation allowance decreased by approximately $5.8 million and $1.5 million during the years ended March 31, 2006 and 2005, respectively. At March 31, 2006, approximately $4.1 million, compared to $3.6 million at March 31, 2005, of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly credited to paid in capital.

As of March 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $56 million and $10 million, respectively, which expire in the years 2012 through 2024, and federal and state research and development credits of approximately $200,000 and $580,000, respectively. The federal research and development tax credits expire in 2008, while the state research and development tax credits carry forward indefinitely.

Utilization of our net operating loss may be subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss before utilization.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

13.    INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, were as follows (in thousands):

	Year Ended March 31,
	2006	2005	2004
Interest income	$1,575	$514	$67
Other (expense) income	(68)	(162)	17

Net	1,507	352	84

Interest income reflects the amounts earned from investments in cash equivalents and short term securities.

14.    CAPITAL STOCK

Common Stock

On May 3, 2004, we closed our follow-on public offering of 1,300,000 shares of common stock at a price of $15.00 per share with net proceeds of $18.0 million, after deducting the underwriting discount and offering expenses. We also granted the underwriters the right to purchase up to an additional 195,000 shares of common stock to cover over-allotments, if any, at any time on or before May 26, 2004. The over-allotment option was not exercised and expired on May 26, 2004.

In July 2003, we entered into a stock and warrant purchase agreement pursuant to which we (1) sold 2,444,244 shares of common stock at $2.25 per share with net proceeds of $5.2 million and (2) granted 733,273 five-year warrants to purchase shares of common stock with an exercise price of $3.00 per share. At our option, the warrant holders were obligated to exercise their warrants during the 30 days following notice from us that the closing price of our stock had equaled or exceeded $5.00 for 20 consecutive trading days. To the extent the warrants were not exercised during this 30-day notice period, we could have, but were not obligated to, terminate the warrants upon a follow-on notice to the warrant holders. The warrants were immediately exercisable and expire five years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model assuming volatility of .97, expected life of 5 years, risk free interest rate of 3.38% and no dividend yield, was approximately $1.6 million, or $2.20 per share, and was recorded as common stock on the balance sheet. In July 2003, we also granted an aggregate of 73,326 warrants to our two placement agents related to the stock and warrant financing. These warrants contain similar terms to the warrants granted to our investors except that such warrants were for a three-year term and could not be exercised until nine months after their date of grant. The warrants were immediately exercisable and expire three years from the date of issuance. The fair value of these warrants, estimated using the Black-Scholes model assuming volatility of .97, expected life of 3 years, risk free interest rate of 2.33% and no dividend yield, was approximately $132,000, or $1.81 per share, and was recorded as common stock on the balance sheet. As required under the stock and warrant purchase agreements, and our engagement letter with the placement agents, we registered the shares we sold and the shares underlying the warrants we granted for resale to the public under the Federal Securities Act of 1933, as amended, pursuant to a registration statement declared effective on September 25, 2003. During October 2003, we gave the investors notice as described above. During October and November 2003, these investors exercised their 733,273 warrants resulting in total proceeds of $2.2 million. During May 2004, one of the placement agents exercised its 36,663 warrants, resulting in total proceeds of $110,000. During December 2005, one of the placement agents exercised the remaining 36,663 warrants, resulting in total proceeds of $110,000.

During fiscal 2004 investors in our November 2002 private placement exercised an aggregate of 28,609 warrants resulting in total proceeds of $125,000. In May, June, October and November 2004, several of the

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

investors and one of the placement agents exercised a total of 228,929 warrants, resulting in total proceeds of $988,000. In September, October and November 2005, several of the investors and one of the placement agents exercised the remaining 166,875 warrants, resulting in total proceeds of $727,000.

In December 2005, the placement agent for our December 2001 private placement fully exercised 59,250 warrants for 32,132 shares of common stock in a cashless exercise.

At March 31, 2006, no warrants were outstanding.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 are designated Series A Participating Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2006 and 2005.

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

15.    EMPLOYEE BENEFIT PLANS AND STOCK COMPENSATION

401(K) Savings Plan

We maintain a 401(k) Savings Plan covering substantially all of our employees. Under the plan, contributions from eligible employees are matched by the Company at a rate of 50% up to a maximum of 6% of the employee’s compensation. Employees’ contributions are fully vested at all times, and the Company’s contributions vest incrementally over a two year period. During fiscal 2006, 2005 and 2004, we expensed $186,000, $212,000 and $130,000, respectively, relating to our contributions under the plan. During the period January 1, 2005 through December 31, 2005, we provided a special match of $140,000 on a one-time basis. During the period January 1, 2003 through October 1, 2003, we suspended our policy of matching participants’ contributions.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock Option Plans

2004 Omnibus Incentive Compensation Plan

In August 2004 our shareholders approved the 2004 Omnibus Incentive Compensation Plan, which succeeded the 1995 Plan and the Directors’ Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or nonqualified options. A total of 1,070,000 shares of Common Stock had been reserved for issuance under the 2004 Plan and, in addition, if any outstanding option under the 1995 Plan or the Directors’ Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. In fiscal 2006, the number of shares authorized for issuance under the 2004 Plan was increased by 1,030,000 shares bringing the total authorized shares under the 2004 Plan to 2,880,500. Any shares granted as options or stock appreciation rights are counted against this limit as one share for every one share granted. Any shares granted as awards other than options or stock appreciation rights are counted against this limit as two shares for every one share granted. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). The Code currently limits to $100,000 the aggregate value of Common Stock for which incentive stock options may become exercisable in any calendar year under the 2004 Plan or any other option plan adopted by the Company. Nonstatutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. There is no limitation on the amount of common stock to which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without shareholder approval. Subject to the limitations contained in the 2004 Plan, the Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). As of March 31, 2006, 966,857 shares were available for future issuance under the 2004 Plan.

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

Under our 1995 Plan, nonqualified stock options were granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant. Incentive stock options could also be granted to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant. In fiscal 2004, the number of shares authorized for issuance under the 1995 Plan was increased by 630,000 shares bringing the total authorized shares under the 1995 Plan to 4,745,000. As of March 31, 2006, 41,000 shares remained available for future grants under the Plan for our employees and consultants in the United Kingdom.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Directors Plan provided for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. In fiscal 2003, the number of shares authorized for issuance under the Directors Plan was increased by 60,000 shares bringing the total authorized shares under the Directors Plan to 450,000. As of March 31, 2006, no shares remained available for future grant.

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

During fiscal 2004, one of our executives terminated from the Company and returned to the Company 100,000 options that were outside of the 1995 Plan described above (“non-Plan Options”). Also during fiscal 2004, an executive joined the Company and was granted non-Plan options to purchase 125,000 shares. The weighted average exercise price of the Non-Plan Options granted during fiscal 2004 was $2.90 per share. During fiscal 2006, an executive joined the Company and was granted non-Plan options to purchase 125,000 shares. The weighted average exercise price of the Non-Plan Options granted during fiscal 2006 was $9.19 per share. All Non-Plan Options were granted at exercise prices equal to the fair market value on the date of grant, have vesting periods of four years and expire in ten years. Our Non-Plan Options did not require the approval of, and were not approved by, our shareholders.

The following is a summary of stock option activity and related information, including Non-Plan Options (in thousands, except per share data):

The following table summarizes information about options outstanding at March 31, 2006:

	Shareholder Approved Plans		Non-shareholder Approved Plan		All Plans
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price
Balance at March 31, 2003	2,292	$6.97	650	$5.86	2,942	$6.73
Granted	968	3.90	125	2.90	1,093	3.79
Exercised	(440)	5.10	(100)	6.40	(540)	5.34
Canceled	(435)	7.54	(100)	5.02	(535)	7.07

Balance at March 31, 2004	2,385	5.96	575	5.27	2,960	5.83
Granted	1,149	7.09	—	—	1,149	7.09
Exercised	(176)	4.51	(2)	2.90	(178)	4.49
Canceled	(300)	7.39	—	—	(300)	7.39

Balance at March 31, 2005	3,058	6.33	573	5.28	3,631	6.17
Granted	1,131	6.79	125	9.19	1,256	7.02
Exercised	(788)	4.33	(120)	4.07	(908)	4.30
Canceled	(414)	9.04	—	—	(414)	9.04

Balance at March 31, 2006	2,987	$6.66	578	$6.38	3,565	$6.61

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

	Options Exercisable
	Number Exercisable (thousands)	Weighted- average Exercise Price
March 31, 2004	1,213	$7.05

March 31, 2005	1,965	$6.03

The following table summarizes information about options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable (thousands)	Weighted- average Exercise Price
$ 2.75–$ 3.42	375	6.89	$3.03	300	$3.07
$ 3.50–$ 5.69	516	7.37	$5.32	311	$5.17
$ 5.88–$ 5.88	20	0.32	$5.88	20	$5.88
$ 5.95–$ 5.95	390	8.37	$5.95	144	$5.95
$ 6.18–$ 6.40	370	5.22	$6.39	358	$6.40
$ 6.41–$ 6.44	72	7.46	$6.42	28	$6.44
$ 6.64–$ 6.64	425	9.40	$6.64	—	$—
$ 6.67–$ 6.83	402	8.04	$6.77	139	$6.71
$ 6.84–$ 6.84	55	6.41	$6.84	47	$6.84
$ 6.86–$22.50	940	7.95	$9.05	562	$10.52

$ 2.75–$22.50	3,565	7.62	$6.61	1,909	$6.89

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan as amended most recently on August 25, 2005, (the “Purchase Plan”) is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. In fiscal 2006, the number of shares authorized for issuance under the 1995 Purchase Plan was increased by 50,000 shares bringing the total authorized shares under the 1995 Purchase Plan from 1,290,000 to 1,340,000. The Purchase Plan provides for the issuance of up to 1,340,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. The Purchase Plan terminates on August 7, 2013 or earlier at the discretion of our Board of Directors. As of March 31, 2006, 130,596 shares were available for future issuance under the Purchase Plan.

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2006	2005	2004
Aggregate purchase price	$365,000	$562,000	$286,000
Shares purchased	106,065	73,319	116,413
Employee participants	38	62	65

Shares Available for Future Issuance under Employee Benefit Plans

As of March 31, 2006, 1,138,453 shares were available for future issuance, which included 130,596 shares of common stock available for issuance under our Employee Stock Purchase Plan, 41,000 under our 1995 Employee Stock Option Plan and 966,857 under our 2004 Omnibus Incentive Compensation Plan.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

16.    LITIGATION

We are a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. There were no accruals for settlement offers as of March 31, 2006.

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

18.    SEGMENT INFORMATION

Our operations are classified into one reportable segment. We outsource the manufacturing of our products to contract manufacturers in, primarily, Japan, Thailand and China. Substantially all of our business operations and a significant portion of our long lived assets reside in the United States although we have sales operations in China, Europe, Japan, Korea and Taiwan. At March 31, 2006, approximately $1.8 million of our net fixed assets and a substantial portion of our inventory resided in Asia.

In fiscal 2006, one original equipment manufacturer and one distributor represented 40% and 13%, respectively, of our fiscal 2006 net sales. In fiscal 2005, two original equipment manufacturers and two distributors represented 23%, 13%, 14% and 11%, respectively, of our fiscal 2005 net sales. In fiscal 2004, two original equipment manufacturers and one distributor represented 19%, 14% and 14%, respectively, of our fiscal 2004 net sales.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Year Ended March 31,
	2006		2005		2004
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$32.6	46%	$18.8	29%	$13.9	23%
Korea	14.6	21%	11.1	17%	6.1	10%
Taiwan	9.2	13%	11.1	17%	11.5	19%
Singapore	8.6	12%	6.7	10%	2.9	5%
Japan and other	0.4	1%	0.5	1%	1.1	2%

Total Asia Pacific	65.4	93%	48.2	74%	35.5	59%
United States	3.8	5%	16.8	25%	21.1	36%
Canada, Mexico and Brazil	—	0%	0.3	0%	0.7	1%

Total Americas	3.8	5%	17.1	25%	21.8	37%
Europe	1.0	2%	0.6	1%	2.3	4%

Total net sales	$70.2	100%	$65.9	100%	$59.6	100%

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

19.    GUARANTEES

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at March 31, 2006 or March 31, 2005. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

20.    QUARTERLY FINANCIAL DATA (UNAUDITED)

	June 30	September 30	December 31	March 31
(In thousands, except for per share amounts)
Fiscal 2006, for the Quarter Ended
Net sales	$14,687	$18,542	$19,617	$17,395
Gross margin	$5,067	$7,031	$7,254	$6,820
Net income	$468	$2,035	$2,527	$5,005
Net income per share:
Basic	$0.02	$0.09	$0.11	$0.22
Diluted	$0.02	$0.09	$0.11	$0.22

	June 30	September 30	December 31	March 31
Fiscal 2005, for the Quarter Ended
Net sales	$16,472	$17,060	$17,840	$14,497
Gross margin	$6,538	$6,881	$6,498	$3,867
Net income (loss)	$1,932	$2,231	$870	$(991)
Net income (loss) per share:
Basic	$0.09	$0.10	$0.04	$(0.05)
Diluted	$0.09	$0.10	$0.04	$(0.05)

21.    SUBSEQUENT EVENTS (UNAUDITED)

On April 13, 2006, we acquired Arques Technology, Inc. under the terms of the Agreement and Plan of Merger dated March 16, 2006. Arques’ primary products, some of which are in production and others of which are in various stages of development, include white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics.

In acquiring Arques’ business, we acquired primarily assets consisting of those products under development, intellectual property, and the goodwill associated with those products already in the marketplace. The consideration paid consisted of (1) an upfront payment of approximately $7.75 million, part of which was paid to Arques shareholders and part of which was paid to Arques creditors, assumption of transaction-related costs, and (2) the agreement to pay an earn-out, 80% to Arques shareholders and 20% to certain Arques employees, based upon operating results during the first 18 full calendar months after the closing. Fifteen percent (15%) of the up-front payment to Arques shareholders was held back and will be retained by us for 12 months and, along with the earn-out, is subject to indemnification obligations of Arques to us under the Merger Agreement.

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

ITEM 9A.    Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)    Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, which is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on the assessment using those criteria, management concluded that, as of March 31, 2006, our internal control over financial reporting is effective.

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

(d)    Changes in Internal Control over Financial Reporting

During the process of reviewing our third quarter financial results, our independent accountants identified some quarter-end vendor invoices which had not been accrued for in the proper quarter, which in turn led us to discover additional such mis-timed invoice accruals. These mis-timed accruals were primarily for services performed but not invoiced by our vendors that we classify as research and development expenses and their overall effect was not material to our financial condition and results for the first three quarters of fiscal 2006. We believe these mis-timed accruals, which evidenced a continuing material weakness in this control, resulted not from a problem with the fundamental design of the control process but rather in the operation of the control process. Company personnel were not following the prescribed procedures for the accrual of services performed but not invoiced, or for the analysis and encoding of invoices, and the management review in both instances was inadequate. During our fourth fiscal quarter, we replaced personnel who perform much of this work and provided additional training to the other personnel involved and management review was more rigorous in this area. We also enhanced our review of open purchase orders in an effort to reduce their number. As a result, we concluded that with these additional changes we have remediated this control process as of March 31, 2006.

There were no significant changes in the Company’s internal control over financial reporting that occurred during our fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, such control except to the extent that the foregoing were significant changes instituted during our fourth quarter of fiscal 2006, which materially affect such control.

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

ITEM 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2006 Annual Meeting of Shareholders to be held on August 24, 2006 (the “2006 Proxy Statement”).

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this Item is set forth in the 2006 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that

(1)	where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(2)	where this Item calls for disclosure regarding the composition of the audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2006 Proxy Statement under the caption “Board Meetings and Committees and Audit Committee Financial Expert” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees. A copy of the code of ethics is accessible, free of charge, at our Internet website at www.calmicro.com. Information on our website is not part of this report.

ITEM 11.    Executive Compensation

The information required by this Item is set forth in the 2006 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, “Stock Option Tables”, “Compensation Committee Report”, and “Five-Year Performance Graph”, and “Compliance with Section 16(a) of the Exchange Act” and is incorporated herein by reference.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2006 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference and information related to our equity compensation plans is set forth in the 2006 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.    Certain Relationships and Related Transactions

Information related to certain relationships and related transactions is set forth in the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.    Principal Accounting Fees and Services

The information required by this Item is set forth in the 2006 Proxy Statement under the caption “Ratification of Independent Authors—Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.     Exhibit and Financial Statement Schedules

a.	The following documents are filed as a part of this Report:

1.	See Item 8 for a list of financial statements filed herein.

2.	See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

3.	Exhibit Index:

Exhibit Number	Description	Page Number or Document if Incorporated by Reference

3(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to our Registration Statement on Form S-3, filed on March 17, 2004.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August, 14, 2002.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.19	Loan Modification Agreement dated June 23, 2004, to Amended and Restated Loan and Security Agreement dated January 23, 2004 with Silicon Valley Bank.	Exhibit 10.19 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

Exhibit Number	Description	Page Number or Document if Incorporated by Reference

10.23	Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.	Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

16.1	Letter regarding change in certifying accountant	Exhibit 16.1 to our Current Report on Form 8-K dated October 14, 2003, filed on October 21, 2003.

21.1	List of Subsidiaries	Filed herewith as page 74.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, dated June 12, 2006	Filed herewith as page 75.

24	Power of attorney	Included herewith on page 73.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as page 76.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as page 77.

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as pages 78.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

b.	Exhibits 21.1, 23.1, 24, 31.1, 31.2 and 32.1 are filed herewith.

c.	Schedule II to the Company’s financial statements is on page 72.

SCHEDULE II

CALIFORNIA MICRO DEVICES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2006, 2005 and 2004

(in thousands)

Allowance for Doubtful Accounts
Year Ended March 31, 2004:
Balance at beginning of fiscal year	$159
Charged to expenses or other accounts	(61)
Deductions	(22)

Balance at end of fiscal year	$76

Year Ended March 31, 2005:
Balance at beginning of fiscal year	$76
Charged to expenses or other accounts	—
Deductions	(2)

Balance at end of fiscal year	$74

Year Ended March 31, 2006:
Balance at beginning of fiscal year	$74
Charged to expenses or other accounts	73
Deductions	(1)

Balance at end of fiscal year	$146

CALIFORNIA MICRO DEVICES CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of June 2006.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson
President, Chief Executive Officer and Director

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert V. Dickinson and Kevin J. Berry, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of June 2006.

By:

/S/ ROBERT V. DICKINSON Robert V. Dickinson	President, Chief Executive Officer and Director (Principal Executive Officer)

/S/ KEVIN J. BERRY Kevin J. Berry	Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WADE F. MEYERCORD Wade F. Meyercord	Chairman of the Board

/S/ EDWARD C. ROSS Edward C. Ross	Director

/S/ JOHN L. SPRAGUE John L. Sprague	Director

/S/ DAVID L. WITTROCK David L. Wittrock	Director

/S/ DAVID W. SEAR David W. Sear	Director