Form 10-Q
period 2006-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2006-08-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of the registrant’s Common Stock outstanding as of July 31, 2006 was 23,008,031.

California Micro Devices Corporation

Form 10-Q for the Quarter ended June 30, 2006

2 of 36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Net sales	$16,072	$14,687
Cost and expenses:
Cost of sales	9,989	9,620
Research and development	2,055	1,434
Selling, general and administrative	4,194	3,342
In-process research and development	2,210	—
Amortization of purchased intangible assets	34	—
Restructuring	—	57

Total costs and expenses	18,482	14,453

Operating income (loss)	(2,410)	234
Other income, net	539	248

Income (loss) before income taxes	(1,871)	482
Income taxes	204	14

Net income (loss)	$(2,075)	$468

Net income (loss) per share–basic	$(0.09)	$0.02

Weighted average common shares outstanding–basic	22,899	21,645

Net income (loss) per share–diluted	$(0.09)	$0.02

Weighted average common shares and share equivalents outstanding–diluted	22,899	22,020

See Notes to Condensed Consolidated Financial Statements.

3 of 36

California Micro Devices Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	March 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$8,733	$9,788
Short-term investments	37,214	39,958
Accounts receivable, net	8,917	10,667
Inventories	5,509	5,508
Deferred income taxes	2,719	2,711
Prepaid expenses and other current assets	807	1,078

Total current assets	63,899	69,710
Property, plant and equipment, net	4,201	3,961
Goodwill	5,315	—
Purchased intangible assets, net	556	—
Other long-term assets	83	61

TOTAL ASSETS	$74,054	$73,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,841	$5,901
Accrued liabilities	3,927	3,185
Deferred margin on shipments to distributors	2,837	2,684
Current maturities of long-term debt and capital lease obligations	82	82

Total current liabilities	12,687	11,852
Other long-term liabilities	148	8

Total liabilities	12,835	11,860

Commitments and contingencies
Shareholders’ equity:
Common stock - no par value; 50,000,000 shares authorized; shares issued and outstanding: 22,991,231 and 22,855,223 as of June 30, 2006 and March 31, 2006, respectively	112,088	110,673
Accumulated other comprehensive income (loss)	2	(5)
Accumulated deficit	(50,871)	(48,796)

Total shareholders’ equity	61,219	61,872

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$74,054	$73,732

(1)	Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

4 of 36

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,075)	$468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non cash restructuring charges	—	5
Increase in inventory reserve	334	111
Accretion of investment purchase discounts	(360)	(224)
Depreciation and amortization	347	321
Decrease in bad debt allowance	(85)	—
Amortization of purchased intangible assets	34	—
In-process research and development	2,210	—
Stock-based compensation expense	844	1
Gain on sale of fixed assets	—	(13)
Changes in assets and liabilities:
Accounts receivable	1,788	(1,987)
Inventories	(218)	638
Deferred income taxes	(8)	—
Prepaid expenses and other current assets	188	369
Other long-term assets	(22)	(16)
Accounts payable and other current liabilities	(521)	452
Deferred margin on shipments to distributors	153	320
Other long-term liabilities	(17)	(4)

Net cash provided by operating activities	2,592	441

Cash flows from investing activities:
Purchases of short-term investments	(43,628)	(51,590)
Sales and maturities of short-term investments	46,739	43,475
Proceeds from sale of fixed assets	—	1,716
Payments for acquisition, net of cash acquired	(6,889)	—
Capital expenditures	(433)	(196)

Net cash used in investing activities	(4,211)	(6,595)

Cash flows from financing activities:
Repayments of capital lease obligations	—	(26)
Proceeds from employee stock-based compensation plans	564	218

Net cash provided by financing activities	564	192

Net decrease in cash and cash equivalents	(1,055)	(5,962)
Cash and cash equivalents at beginning of period	9,788	13,830

Cash and cash equivalents at end of period	$8,733	$7,868

See Notes to Condensed Consolidated Financial Statements.

5 of 36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of June 30, 2006, and the results of operations for the three month periods ended June 30, 2006 and 2005, and cash flows for the three month periods ended June 30, 2006 and 2005. Results for the three month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2006.

On April 13, 2006, we acquired Arques Technology, Inc. Consequently, Arques’ financial position, results of operations and cash flows subsequent to acquisition are included in the accompanying unaudited condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated.

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

3. Share Based Compensation

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. Under the equity incentive program, stock options generally have a vesting period of 48 months and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. As of June 30, 2006, our stock option plans consisted of the 2004 Omnibus Incentive Compensation Plan, the 1995 Employee Stock Option Plan and the 1995 Non-Employee Directors Plan. Additionally, we have the 1995 Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. These plans are described fully in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006.

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “SFAS 123” (revised 2004), “Share-Based Payment”, “SFAS 123(R)”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the ESPP, based on estimated fair values. In our adoption of SFAS 123(R), we have also applied the related provisions of SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which was issued in March 2005.

We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three months ended June 30, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) compensation expense related to our ESPP. We recognize compensation expense for stock option awards on a graded vesting schedule over the requisite service period of the award.

6 of 36

Prior to the adoption of SFAS 123(R), we applied SFAS 123, amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, “SFAS 148”, which allowed companies to apply the existing accounting rules under APB 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost was recognized in our net income (loss) for periods prior to the adoption of SFAS 123(R). As required by SFAS 148 prior to the adoption of SFAS 123(R), we provided pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards, as if the fair value-based method defined in SFAS 123 had been applied.

The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP included in our Condensed Consolidated Statements of Operations (in thousands):

Three Months Ended June 30, 2006
Cost of sales	$130
Research and development	188
Selling, general and administrative	526

Stock-based compensation expense before income taxes	844
Tax benefit	—

Stock-based compensation expense, net of tax	$844

The effect of recording stock-based compensation expense for the three months ended June 30, 2006 was as follows (in thousands, except per share amounts):

Three Months Ended June 30, 2006
Income before income taxes	$844
Net income	844

Basic and diluted net earnings per share	$0.04

Net cash proceeds from the exercise of stock options were $358,000 for the three months ended June 30, 2006, compared to $18,000 for the same period a year ago. No income tax benefit was realized from stock option exercises during each of the three-month periods ended June 30, 2006 and 2005. In accordance with SFAS 123(R), we present excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table illustrates the effect on net income (loss) after tax and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three months ended June 30, 2005 (in thousands, except per share amounts):

Three Months Ended June 30, 2005
Net income:
As reported	$468
Add: Stock-based employee compensation expense included in reported results (for non employees), net of related tax effects	1
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(633)

Pro forma net loss	$(164)

Basic net income (loss) per share:
As reported	$0.02
Pro forma	$(0.01)

Diluted net income (loss) per share:
As reported	$0.02
Pro forma	$(0.01)

7 of 36

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended June 30, 2006 and 2005, respectively:

	Three Months Ended June 30,
	2006	2005
Employee Stock Options:
Expected life in years	3.92	4.07
Dividend yield	—	—
Volatility	0.68	0.73
Risk-free interest rate	4.96%	3.80%

Employee Stock Purchase Plan:
Expected life in years	0.50	0.50
Dividend yield	—	—
Volatility	0.49	0.51
Risk-free interest rate	5.02%	3.01%

Our computation of expected volatility for the three months ended June 30, 2006 is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on a combination of historical exercise patterns and certain assumptions regarding the exercise life of unexercised options adjusted for job level and demographics. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our history and expectation of dividend payouts.

SFAS 123(R) also requires us to develop an estimate of the number of share-based awards which will be forfeited due to employee turnover. Forfeitures are to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. We currently estimate our forfeiture rate to be 9%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover.

SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

Stock option activity for the three months ended June 30, 2006, is as follows (in thousands, except share prices):

	Shareholder Approved Plans		Non-shareholder Approved Plan		All Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at March 31, 2006	2,987	$6.66	578	$6.38	3,565	$6.61
Granted	66	6.85	371	7.81	437	7.67
Exercised	(35)	4.65	(67)	2.90	(102)	3.51
Canceled/forfeited	(178)	6.57	(44)	3.78	(222)	6.01

Balance at June 30, 2006	2,840	$6.69	838	$7.43	3,678	$6.86

The weighted average estimated value of employee stock options granted during the three months ended June 30, 2006 was $4.01 per share.

8 of 36

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at June 30, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted- Average Exercise Price	Aggregate Intrinsic Value (thousands)	Number Exercisable (thousands)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (thousands)
$ 2.75 — $ 5.00	380	6.33	$3.64		338	$3.67
$ 5.06 — $ 5.88	372	7.07	$5.54		231	$5.47
$ 5.95 — $ 6.18	379	8.12	$5.96		174	$5.96
$ 6.40 — $ 6.41	390	5.29	$6.40		350	$6.40
$ 6.44 — $ 6.44	28	3.37	$6.44		28	$6.44
$ 6.64 — $ 6.64	375	9.15	$6.64		—	$—
$ 6.67 — $ 6.83	376	7.79	$6.77		135	$6.71
$ 6.84 — $ 6.86	463	8.93	$6.86		48	$6.84
$ 7.00 — $ 7.81	418	9.20	$7.72		55	$7.16
$ 7.97 — $ 22.50	497	6.89	$10.89		497	$10.89

$ 2.75 — $ 22.50	3,678	7.62	$6.86	$235	1,856	$7.00	$201

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $4.00 as of June 30, 2006, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

As of June 30, 2006, we had $3.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.6 years.

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. The estimated fair value of ESPP purchase rights is determined in an analogous manner to stock option rights and is amortized over the individual exercise periods comprising the option period, each of which currently is six months long. We issued 34,038 and 64,377 shares under the ESPP during the three months ended June 30, 2006 and 2005, respectively. Net cash proceeds from the ESPP were $206,000 for the three months ended June 30, 2006, compared to $200,000 for the same period a year ago.

Shares Available for Future Issuance under Employee Stock Compensation Plans

As of June 30, 2006, 1,223,291 shares were available for future issuance, which included 96,558 shares of common stock available for issuance under our Employee Stock Purchase Plan, 41,000 under the UK sub-plan of our 1995 Employee Stock Option Plan and 1,085,733 under our 2004 Omnibus Incentive Compensation Plan.

4. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$(2,075)	$468
Weighted average common share outstanding used in calculation of net income per share:
Basic shares	22,899	21,645

Effect of dilutive securities:
Employee stock options	—	339
Warrants	—	36

Effect of dilutive securities	—	375

Diluted shares	22,899	22,020

Net income (loss) per share:
Basic	$(0.09)	$0.02

Diluted	$(0.09)	$0.02

9 of 36

Due to our net loss for the three months ended June 30, 2006, all of our outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the three months ended June 30, 2006, we would have added 250,807 common equivalent shares to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Options to purchase 2,542,211 shares of common stock were outstanding during the three months ended June 30, 2005, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during the three months ended June 30, 2005.

Net income for the three months ended June 30, 2006 included stock-based compensation expense under SFAS 123(R) of $844,000, net of tax, related to employee and director stock options and employee stock purchases. There was no stock-based compensation expense related to employee and director stock options and employee stock purchases under SFAS 123 for the three months ended June 30, 2005 because we did not adopt the recognition provisions of SFAS 123. See Note 3 for additional information.

5. Inventories

The components of inventory consist of the following (in thousands):

	June 30, 2006	March 31, 2006
Work in process	$2,650	$2,784
Finished goods	2,859	2,724

	$5,509	$5,508

6. Business Combination

On April 13, 2006, we acquired Arques Technology, Inc. (“Arques”) a privately-held California Corporation and fabless manufacturer of analog semiconductor devices. The acquisition adds white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics products to our product line and enables us to leverage Arques’ proprietary FlexBoost technology. Additionally, our R&D capabilities will be enhanced with the added expertise of Arques’ workforce. The cost of the acquisition is approximately $8.5 million, comprised of (a) approximately $5.6 million paid at closing to Arques shareholders, (b) approximately $1.9 million related to costs of the transaction, including assumption of Arques transaction-related costs in lieu of a portion of the payment due to the shareholders and (c) another approximately $1.0 million which CMD retained and committed to pay to Arques shareholders in 12 months, as reduced by intervening indemnification obligations of Arques to CMD. In addition, the definitive merger agreement calls for CMD to pay an earn-out, 80% to Arques shareholders and 20% to certain Arques employees, in approximately 18 months, as reduced by intervening unpaid indemnification obligations of Arques to CMD.

We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development (IPR&D), based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The total preliminary allocation of the purchase price is as follows (in thousands):

Acquired developed and core technology	$520
Acquired distributor relationships	70
Acquired in-process research and development (IPR&D)	2,210
Goodwill	5,315
Net book value of acquired assets and liabilities which approximates fair value	337

Total	$8,452

The value of acquired IPR&D, which was expensed immediately, was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level

10 of 36

of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with commercializing the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, post acquisition, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured.

Intangible assets consist of acquired developed and core technology and acquired distributor relationships. Developed and core technology will be amortized over an estimated useful life of four years. The value attributed to the acquired distributor relationships was based upon the expected costs to replace such customers and will be amortized over its estimated useful life of two years.

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of CMD and Arques, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. CMD’s results of operations for the three months ended June 30, 2006 include the results of Arques since April 13, 2006, the date of acquisition. The unaudited pro forma financial information for the three months ended June 30, 2006 combines the results for CMD for the three months ended June 30, 2006, including Arques subsequent to April 13, 2006 and the historical results for Arques from April 1, 2006 to April 13, 2006. The unaudited pro forma financial information for the three months ended June 30, 2005 combines CMD’s results for the three months ended June 30, 2005 with Arques’ results for the same period. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented (in thousands, except for per share amounts):

	Three Months Ended
	June 30, 2006	June 30, 2005
Revenues	$16,082	$14,748
Net income (loss)	$(2,179)	$29
Net (loss) per share — basic and diluted	$(0.10)	$—

7. Income Taxes

We recorded income tax provisions of $204,000 and $14,000 for federal and state income taxes for the three months ended June 30, 2006 and 2005, respectively. Our effective tax rate was (11%) and 3%, respectively for the three months ended June 30, 2006 and 2005, respectively. The effective tax rate differs from the statutory rate primarily due to IPR&D, amortization of purchased intangible assets and SFAS 123(R) stock compensation expense as well as our ability to utilize loss carryforwards and other credits, limited by alternative minimum tax provisions.

As of the end of fiscal 2006, we had recorded an adjustment reducing our valuation allowance against deferred tax assets which represents potential reduced taxes in the future resulting from the potential utilization of our loss carryforwards should we realize taxable income in the future. Because of the uncertainty of being able to realize that deferred tax asset, we had established a valuation allowance against it in prior years. Until March 31, 2006, that valuation allowance had been equal to the full amount of the deferred tax asset. As of March 31, 2006, we determined that it is more likely than not that $2.7 million of the deferred tax asset will be utilized and accordingly we have reduced $2.7 million of the valuation allowance. No changes were made to the allowance in the three months ended June 30, 2006. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

8. Long Term Debt

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There were $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The

11 of 36

agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. At June 30, 2006, no amounts were outstanding under the loan agreement.

In September 2004, we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we have made the first two of three annual lease payments of $82,000 in October 2004 and October 2005, respectively. The amount capitalized is $246,000. The outstanding capital lease obligation as of June 30, 2006 was $82,000 and prepaid interest was $2,000. Interest expense on the lease during the three months ended June 30, 2006 was $3,000.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	June 30, 2006	March 31, 2006
Capitalized cost	$246	$246
Accumulated amortization	(144)	(123)

Net book value	$102	$123

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “Depreciation and Amortization” on our Condensed Consolidated Statements of Cash Flows.

9. Short Term Investments

Cash and cash equivalents represent cash and money market funds.

Short term investments represent investments in certificates of deposit and debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 365 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in other income (expense). Net interest on securities classified as available for sale is also included in other income (expense), net. The cost of securities sold is based on the specific identification method.

Short term investments were as follows (in thousands):

	June 30, 2006	March 31, 2006
U.S. Agency notes	$—	$2,091
Corporate bonds, commercial paper and asset-backed securities	34,716	36,669
Certificates of deposit	2,498	1,198

	$37,214	$39,958

10. Comprehensive Income (Loss)

Comprehensive income is principally comprised of net income and unrealized gains or losses on our available for sale securities. Comprehensive income for the three months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$(2,075)	$468
Unrealized gain (loss) on available for sale securities	7	(2)
Foreign currency adjustment	(1)	—

Comprehensive income (loss)	$(2,069)	$466

12 of 36

11. Contingencies

Environmental

We have been subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals used in our manufacturing processes, which are now fully outsourced to independent contract manufacturers. We had obtained all necessary permits for such discharges and storage, and we believe that we have been in substantial compliance with the applicable environmental regulations. Industrial waste generated at our facilities was either processed prior to discharge or stored in double-lined barrels until removed by an independent contractor. With the completion of our Milpitas site remediation and the closure of our Tempe facility during fiscal 2005, we now expect our environmental compliance costs to be minimal.

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at June 30, 2006. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

Product Warranty

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

12. Recent Accounting Pronouncements

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

13. Significant Customers

A significant portion of our revenue is derived from a relatively small number of customers. For the three months ended June 30, 2006, two OEM customers each represented more than 10% of our net revenue. For the three months ended June 30, 2005, two OEM customers each represented more than 10% of our net revenue. In addition, one distributor accounted for approximately 10% of our net revenue for the three months ended June 30, 2006, and two distributors each represented more than 10% of our net revenue for the three months ended June 30, 2005.

14. Stock Issuances

During the three months ended June 30, 2006 and 2005, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended June 30,
	2006	2005
Shares issued	136,008	64,377
Total proceeds, in thousands	$564	$218

13 of 36

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion, “CMD,” the “Company”, “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report.

Forward Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectations that international sales will continue to represent a majority of our sales for the foreseeable future; (2) we will examine the significant goodwill we recorded from our acquisition of Arques Technology for impairment based on expected future return; (3) our view that we will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results; (4) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation that our average unit sales price for like products will decline approximately 15% per year; (6) our expectation that our gross margin will improve toward and reach our long term target range of 39% to 41%; our expectation that our research and development expenses and sales, general and administrative expenses, in both instance net of stock-based FAS 135R compensation expenses, will improve toward our targets of 9 to 10% and 15 to 16%, respectively . These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience growth and whether such growth continues to require the devices we supply; our ability to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether there will be any changes in tax accounting rules; whether our sales will increase at a faster rate than our expenses; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Risk Factors, Item 1A of Part II. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

We also offer selected active analog devices that complement our ASIP devices. They include white LED drivers for mobile handsets and Double Data Rate (DDR) memory voltage regulators for digital consumer electronics. Our active analog device solutions use industry standard manufacturing processes for cost effectiveness.

End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

We are completely fabless, using independent providers of wafer fabrication services. We operate in one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses.

14 of 36

Results of Operations

Net sales

Net sales by market were as follows (in thousands):

	Three Months Ended June 30,
	2006	2005	% Change
Mobile handset	$11,234	$10,908	3%
Personal computer and digital consumer	4,838	3,779	28%
Total	$16,072	$14,687	9%

Our growth in sales from products for the mobile handset market was the result of increased sales to our top five OEM customers partially offset by decreased sales to other customers. Sales from products for the personal computer and digital consumer market increased by 28% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The increase was primarily driven by increased sales of our low capacitance ESD products, reflecting continued strong adoption of our PicoGuard and MediaGuard devices.

Our average unit price declined approximately 16% on a constant mix of products sold during the three months ended June 30, 2006 compared to the same period a year ago. In the future we continue to expect our average unit selling price for like products to decline at a rate of approximately 15% per annum.

Units shipped during the three months ended June 30, 2006 increased to approximately 197 million units from approximately 160 million units during the three months ended June 30, 2005.

Comparison of Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$16,072	100%	$14,687	100%
Cost of sales	9,989	62%	9,620	66%

Gross margin	6,083	38%	5,067	34%
Research and development	2,055	13%	1,434	10%
Selling, general and administrative	4,194	26%	3,342	23%
In-process research and development	2,210	14%	—	0%
Amortization of purchased intangible assets	34	0%	—	0%
Restructuring expense	—	0%	57	0%
Other income, net	539	3%	248	2%

Income (loss) before income taxes	(1,871)	(-12)%	482	3%
Income taxes	204	1%	14	0%

Net income (loss)	$(2,075)	(-13)%	$468	3%

Stock-Based Compensation Expense

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee stock purchases under the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee and director stock options and employee stock purchases under SFAS 123(R) for the three months ended June 30, 2006 which was allocated as follows (in thousands):

15 of 36

	Three Months Ended June 30
	2006	2005
Cost of sales	$130	$—
Research and development	188	—
Selling, general and administrative	526	—

Total stock-based compensation expense related to employee stock options and employee stock purchases	844	—
Tax benefit	—	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$844	$—

Gross Margin

Gross margin increased by $1.0 million for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the following reasons:

Gross Margin Increase (Decrease), in thousands
Volume of products	$1,539
Cost reductions and other	2,978
Net reserve changes	(294)
Price change of products	(3,077)
SFAS 123(R) stock-based compensation expense	(130)

$1,016

The gross margin increase from volume was primarily driven by a 28% increase in sales of our products used in the personal computer and digital consumer electronics markets for the three months ended June 30, 2006. The increase in net inventory reserve was due to an increase in demand reserves and additional end of life product reserves on expected distributor returns. The cost reductions of products were the result of process cost reductions and lower subcontractor costs (both by sourcing with lower cost subcontractors and by cost reductions at existing subcontractors).

Gross margin as a percentage of net sales increased to 38% for the three months ended June 30, 2006, compared to 34% for the three months ended June 30, 2005. Our long range gross margin target, excluding SFAS 123(R) stock-based compensation expense, is 39% to 41%; for the three months ended June 30, 2006, our gross margin, excluding SFAS 123(R) stock-based compensation expense, was 38.7%. We expect, based on our assumptions for the size and timing of unit sales, unit pricing and cost reductions that our gross margin will improve toward and reach this target. However, if our assumptions were to be incorrect, our gross margin could fail to improve to our target range or could decline.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The increases in research and development expenses for the three months ended June 30, 2006, compared to the three months ended June 30, 2005 were due to the following reasons:

Three Months Ended June 30, 2006
Expense increase compared to prior period (in thousands):
SFAS 123(R) stock-based compensation expense	$188
Outside services	180
Other expenses	137
Salaries and benefits	116

$621

The increase in outside services was due primarily to outsourced design services for new products. The increase in salaries and benefits was the result of added R&D resources associated with the Arques acquisition. Our long term target for research and development expenses, excluding SFAS 123(R) stock-based compensation expense, is 9% to 10% of sales; for the quarter ended June 30, 2006, our research and development expenses, excluding SFAS 123(R) stock-based compensation expense, was 11.6% of sales. We expect, based on our assumptions for future revenue growth that research and development expenses will move toward this target. However, if our sales were to fail to grow or even decline in future periods, research and development expenses could fail to improve to our target range and could continue to represent more than 10% of sales.

16 of 36

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The increase in selling, general, and administrative expenses for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 were due to the following reasons:

Three Months Ended June 30, 2006
Expense increases compared to prior period (in thousands):
SFAS 123(R) stock-based compensation expense	$526
Salaries and benefits	195
Other expenses	131

$852

The increase in salaries and benefits was primarily due to added marketing, selling and administrative resources associated with the Arques acquisition. Our long term target for selling, general and administrative expenses, excluding SFAS 123(R) stock-based compensation expense, is 15% to 16% of sales; for the quarter ended June 30, 2006, our selling, general and administrative expenses, excluding SFAS 123(R) stock-based compensation expense, was 22.8% of sales. We expect, based on our assumptions for future revenue growth that selling, general and administrative expenses will move toward this target. However, if our sales were to fail to grow or even decline in future periods, selling, general and administrative expenses could fail to improve to our target range and could continue to represent more than 16% of sales.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets of $34,000 in the three months ended June 30, 2006 was related to the Arques acquisition. There was no amortization of purchased intangible assets in the three months ended June 30, 2005. For additional information regarding purchased intangibles, see Note 6 to the Condensed Consolidated Financial Statements.

In-Process Research and Development. IPR&D expense for the three months ended June 30, 2006 was $2.2 million related to the Arques acquisition, compared to zero in the same period a year ago. See Note 6 to the Condensed Consolidated Financial Statements for additional information regarding the Arques acquisition. The value of acquired IPR&D was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with commercializing the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, post acquisition, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects have identifiable technological risk factors that indicate that even though successful completion is expected, it is not assured. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed

Restructuring Charges. On October 19, 2004 our Board of Directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The plan identified employees to be terminated, impaired assets and other shutdown costs. As of March 31, 2006, we had completed all activities associated with the Restructuring Plan and there was no more restructuring expense. Restructuring expense was $57,000 for the three months ended June 30, 2005.

Other income. The increase in other income is primarily due to an increase in interest income from $266,000 for the three months ended June 30, 2005 to $557,000 for the three months ended June 30, 2006. Interest expense and amortization of debt issuance costs decreased by approximately $13,000 for the three months ended June 30, 2006, compared with the same period a year ago. The increase in interest income resulted from increased interest rate and our having more cash as a result of positive cash flow from operations in the intervening year, the sale of Tempe related assets during the three months ended June 30, 2005 and issuance of common stock under our employee stock option and employee stock purchase plans as reduced by the cash outlay we made to acquire Arques.

Income Taxes. Our effective tax rate was (11%) and 3%, respectively for the three months ended June 30, 2006 and 2005. Excluding certain acquisition costs, namely IPR&D and amortization of purchased intangible assets and excluding SFAS 123(R) stock based compensation expense, our effective tax rate was 16% for the three months ended June 30, 2006. The effective tax rate differs from the statutory rate primarily due to our ability to utilize loss carryforwards and other credits, limited by alternative minimum tax provisions. For fiscal 2007 we expect our effective income tax rate to be 16% of profit before taxes excluding IPR&D, amortization of purchased intangible assets and stock-based compensation expense.

17 of 36

Net Income (loss). For the reasons explained above, we realized a net loss of $2.1 million for the three months ended June 30, 2006 compared to net income of $468,000 for the three months ended June 30, 2005.

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

Goodwill Impairment

We have accounted for goodwill and other intangible assets resulting from our Arques acquisition in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, and more frequently if there are indicators of impairment. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be required.

18 of 36

Stock-based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a graded vesting schedule over the requisite service period of the award.

We estimate the value of employee stock options on the date of grant using a Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends.

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. Until March 31, 2006, when we released $2.7 million of the valuation allowance, we had determined that, in part due to the our recent cumulative tax loss history for the previous three-year periods, income statement loss history over various quarters and years, and the transition to a fabless model and cessation of our Medical business and the resulting uncertainties, that it was necessary to maintain a full valuation allowance to net against its deferred tax assets.

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

19 of 36

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. As of June 30, 2006, there were no accruals for settlement offers.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash, cash equivalents and short term investments as of June 30, 2006 were $45.9 million compared to $49.7 million as of March 31, 2006, a decrease of $3.8 million due to cash payments related to the Arques acquisition partially offset by positive operating cash flow.

Despite net loss of $2.1 million for the three months ended June 30, 2006, operating activities provided $2.6 million of cash due primarily to a reduction in accounts receivable of $1.8 million and non-cash charges comprised principally of IPR&D of $2.2 million and SFAS 123(R) stock-based compensation expense of $844,000. In the three months ended June 30, 2005, operating activities provided $441,000 of cash, due primarily to net income of $468,000 and non-cash charges that included depreciation and amortization of $321,000, increases to inventory reserves of $111,000 which were reduced by an increase in accounts receivable of $2.0 million and a reduction in accounts payable and other current liabilities of $452,000.

Accounts receivable decreased to $8.9 million at June 30, 2006 compared to $10.7 million at March 31, 2006, primarily due to the lower level of sales. Receivables days of sales outstanding were 51 days and 55 days as of June 30, 2006 and March 31, 2006, respectively. Net inventory was $5.5 million as of June 30, 2006, comparable to that as of March 31, 2006. Inventory turns improved to 7.3 at June 30, 2006 from 6.7 at March 31, 2006.

Accounts payable and accrued liabilities totaled $9.8 million at June 30, 2006 compared to $9.1 million at March 31, 2006. The $700,000 increase was primarily the result of the remainder of the Arques purchase price held in escrow.

Investing activities during the three months ended June 30, 2006 used $4.2 million of cash, primarily reflecting the purchase of Arques Technology, funded partially by the net redemption of short-term investments. Investing activities during the three months ended June 30, 2005 used $6.6 million of cash, primarily as the result of purchases of short term investments including the investment of the $1.7 million of net proceeds from the sale of our Tempe facility.

Net cash provided by financing activities for the three months ended June 30, 2006 was $564,000 and was the result of net proceeds from the issuance of common stock under our stock option plans and the ESPP. Net cash provided by financing activities for the three months ended June 30, 2005 was $192,000 and was primarily the result of $218,000 of net proceeds from the issuance of common stock, partially offset by repayments of capital lease obligations of $26,000.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, for which there were $55,000 of commitment and related fees, the bank provided a $15 million credit line, subject to financial and other covenants contained in the agreement. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date. There were $11,000 of associated fees for the one year facility. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. At June 30, 2006, no amounts were outstanding under the loan agreement.

20 of 36

The following table summarizes our contractual obligations as of June 30, 2006:

	Payments due by period (in thousands)
	1 year	2-3 years	4-5 years	More than 5 years	TOTAL
Capital lease obligations	$82	$—	$—	$—	$82
Operating lease obligations	318	551	476	—	1,345
Purchase obligations	1,132	46	—	—	1,178

TOTAL	$1,532	$597	$476	$—	$2,605

We anticipate that our existing cash, cash equivalents, short term investments and loan agreement will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2006 we held $37.2 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair value of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our debt obligations and their fair value as of June 30, 2006. The fair value of our debt is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At June 30, 2006	Periods of Maturity
	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value as of June 30, 2006
	(in thousands)
Liabilities:
Long-term debt obligations	$82	—	—	$82	$82
Weighted average interest rate	5.00%			5.00%

We have little exposure to foreign currency risk as most of our sales and expenditures are denominated in US dollars.

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

(i) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

21 of 36

(ii) Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet, and management believes that they meet, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(iii) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during our first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

22 of 36

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A. Risk Factors

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

We incurred a quarterly loss on a GAAP basis during the first quarter of fiscal 2007, ending a string of four quarters of quarterly profit during fiscal 2006, which had been preceded by a loss in the quarter ended March 31, 2005, and quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003. We may not be able to return to profitability or thereafter to sustain it.

After seven quarters of profitability, we incurred a loss of $1.0 million for the quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring a cumulative loss of $36.4 million more than doubling our accumulated deficit from $31.3 million to $67.7 million. We were then profitable for the four quarters during fiscal 2006 until we sustained a substantial GAAP loss of nine cents per share during the first quarter of fiscal 2007. This GAAP loss would have been a one cent per share profit but for the one time in-process research and development charge we incurred due to our acquisition of Arques Technology, Inc. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, personal computer and digital consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, and our continued ability to manage our operating expenses. In order to obtain and sustain profitability on a GAAP basis in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market shares in their respective markets. As a result, we have several large customers. During the first quarter of fiscal 2007, two customers in the mobile handset market represented 53% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the first quarter of fiscal 2007, one distributor represented 10% of our net sales. If we were to lose that distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

23 of 36

More than seventy percent of our revenues in the first quarter of fiscal 2007 were from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline. This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

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

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. Within the ASIP product families for the mobile handset, personal computer and digital consumer electronic markets, we compete with ON Semiconductor Corporation, Royal Philips Electronics N.V., Semtech Corporation and STMicroelectronics, N.V. For EMI filter ASIP devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our ASIP products sufficiently to be competitive. We have recently seen ceramic filters obtain significant design wins for low end applications in the mobile handset market. We have also seen the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. In the active analog device area, our competitors include Advanced Analogic Technologies, Inc., Liner Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., and Semtech Corp. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

One of our competitive advantages for our mobile ASIP products may be lessening as some of our customers choose to use plastic packages rather than chip scale packaging. This could lead to our customers purchasing products from our competitors rather than us or to our having to reduce prices, thereby decreasing our revenues.

Among our competitive advantages for our ASIP products, which comprise the dominant portion of our products sold in the mobile handset market, has been our rapid adoption of chip scale packaging (CSP) with respect to which our early entry and high volume has allowed us to gain advantage over competitors. Certain customers have indicated a preference for the use of plastic packages rather than CSP and the percentage of our mobile ASIP products using CSP packaging has declined by approximately 6% during fiscal 2006. Should this preference become more widespread, then packaging could cease to give us a competitive advantage and could even become an area in which we are somewhat competitively disadvantaged, since some of our competitors have high volume internal packaging operations, unless we are able to match their capabilities and cost structure using merchant suppliers. This could lead to our losing sales or to reducing prices, thereby decreasing our revenues.

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

24 of 36

As of March 31, 2005, management identified, and the auditors attested to, material weaknesses in the Company’s internal control over financial reporting, in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable. Management believed it had subsequently remediated these material weaknesses; however, while reviewing our fiscal 2006 third quarter financial results, our independent accountants identified some quarter-end vendor invoices which had not been accrued for in the proper quarter, which in turn led us to discover further such mis-timed invoice accruals. We believe these mis-timed accruals, which evidenced a continuing material weakness in this control, resulted not from a problem with the fundamental design of the control process but rather the operation of the control process, as Company personnel were not following the prescribed procedures for the accrual of services performed but not invoiced or for the analysis and encoding of invoices, and the management review in both instances was inadequate. We have replaced and trained the clerical personnel who perform much of this work and we have provided additional training to the other personnel involved, and management has begun to review their work more carefully. We have also enhanced our review of open purchase orders in an effort to reduce their number. During the required assessment of our internal control over financial reporting as of March 31, 2006, we concluded that we have remediated the material weaknesses which were discovered in previous periods to which our auditors have attested. However, should we or our auditors discover that we have a material weakness in our internal control over financial reporting at another time in the future, especially considering that we have had material weaknesses in the past which we incorrectly believed had been remediated, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

25 of 36

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

During the first quarter of fiscal 2007, international sales accounted for 94% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

During the first quarter of fiscal 2007, 30% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

26 of 36

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

27 of 36

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

28 of 36

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

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business. During fiscal 2006, we hired new vice presidents of engineering and sales and a material portion of our future success will depend upon their performance. In addition, we have recently replaced our chief financial officer and corporate controller on an interim basis.

We are dependent upon retaining key employees of recently acquired Arques Technology in order to realize many of the hoped-for benefits of the acquisition. Loss of such employees could cause us to record a significant amount of expenses due to the loss of the goodwill asset associated with the acquisition.

As part of our acquisition of Arques Technology in April 2006, we recorded $5.3 million of goodwill. Many of Arques’ products are under development and our ability to realize revenue from the Arques assets is dependent upon Arques personnel remaining Company employees and successfully completing these products. Many of these Arques personnel are located in Taiwan and are experiencing cultural differences in addition to being associated with an established company instead of a start-up. Should certain of the key former Arques employees choose to leave the Company, we might not be able to realize value from the Arques assets and may need to write-off as impaired some or all of the goodwill associated with the Arques acquisition which could cause us to incur a loss during the quarter and/or year in which such write-off occurred which could adversely affect the market for our stock.

When we acquired Arques Technology, Inc. in April, 2006, we recognized approximately $5.3 million as goodwill on our balance sheet. We may incur an impairment charge to the extent we determine that it is not likely that the undiscounted cash flow from the Arques operations is insufficient to recover the recorded goodwill.

When we acquired Arques Technology, Inc. in April, 2006, we recognized approximately $5.3 million as goodwill on our balance sheet. We acquired this company for several reasons, including obtaining additional products, a proven analog design team, and a more visible Asian presence, and therefore consider the acquisition to have been a success. However, under GAAP, we will need to incur an impairment charge to the extent we determine that future undiscounted cash flow is insufficient to recover the recorded goodwill. This will be determined in part by the profitability of the Arques operations. We are required to make such an assessment annually. Any such impairment charge will correspondingly decrease our profitability and could lead to a decline in our stock price.

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

29 of 36

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

30 of 36

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

31 of 36

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. For example, starting with the first quarter of fiscal 2007, we implemented Financial Accounting Standards Board (“FASB”) financial accounting standard 123(R) for the accounting for share based payments. These regulations cause us to recognize an expense associated with our employee and director stock options and our employee stock purchase plan which will decrease our earnings. We have chosen to have lower earnings rather than not to use options as widely for our employees, which we believe would have adversely impacted our ability to hire and retain key employees. During the fiscal 2007 first quarter, we incurred approximately an extra $844,000 of expenses due to FAS 123(R), which is between three and four cents per share. There may be other future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

32 of 36

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 versus our prior financial audit only fees on internal control documentation, testing, and auditing to complete our first annual review associated with filing of 10-K for the year ended March 31, 2005 to comply with section 404 of the Sarbanes-Oxley Act. We also spend a significant but not separately determinable amount in fiscal 2006 in internal control documentation, testing, and auditing. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

Our acquisition of Arques Technology and any future acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities.

In April, 2006, we acquired Arques Technology, Inc. and we may in the future acquire, or form strategic alliances relating to, other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and alignment of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. In the case of Arques, we need to complete the development of several products and, to be cost effective, we need to make their products using our supply chain, both of which will take significant effort on our part and involve technical and economic risk. Furthermore, the Arques product designs involve analog engineering while our expertise is primarily in integrated passive device design digital signal processing. In addition,

33 of 36

most of their personnel are located in Taiwan which adds to the challenge of making them feel part of our corporate culture. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day to day business, and may disrupt key research and development, marketing or sales efforts. In the case of Arques, for sixteen quarters, we will incur expenses of $32,500 as we amortize the acquired developed and core technology and for eight quarters we will incur expense of $8,800 as we amortize the acquired distributor relationships. In connection with future acquisitions and alliances, we may not only acquire assets which need to be amortized, but we may also incur debt or assume contingent liabilities which could harm our operating results.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following documents are hereby incorporated by reference as Exhibits to this report:

3(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to Registration Statement on Form S-3 filed on March 17, 2004.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23	Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.	Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

34 of 36

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: August 9, 2006	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer
(Principal Executive Officer)

/S/ KEVIN J. BERRY
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

35 of 36

Exhibit Index

Exhibit Number	Description	Incorporated by reference from

3(i)	Restated Articles of Incorporation, as amended.	Exhibit 4.1 to Registration Statement on Form S-3 filed on March 17, 2004.

3(ii)	By-laws, as amended.	Exhibit 3(ii) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed on August 14, 2002, is hereby incorporated by reference.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23	Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.	Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

36 of 36