Form 10-Q
period 2006-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2006-11-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

or

☐	Transition Report Pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period from              to

Commission File Number 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2672609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 N. McCarthy Boulevard #100 Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2006 was 23,022,338.

California Micro Devices Corporation

Form 10-Q for the Quarter ended September 30, 2006

2 of 40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net sales	$18,733	$18,542	$34,805	$33,229
Cost and expenses:
Cost of sales	11,228	11,511	21,217	21,131
Research and development	2,171	1,850	4,226	3,284
Selling, general and administrative	4,067	3,406	8,261	6,748
In-process research and development	—	—	2,210	—
Amortization of purchased intangible assets	42	—	76	—
Restructuring	—	3	—	60

Total costs and expenses	17,508	16,770	35,990	31,223

Operating income (loss)	1,225	1,772	(1,185)	2,006
Other income, net	617	326	1,156	574

Income (loss) before income taxes	1,842	2,098	(29)	2,580
Income taxes	465	63	669	77

Net income (loss)	$1,377	$2,035	$(698)	$2,503

Net income (loss) per share–basic	$0.06	$0.09	$(0.03)	$0.12

Weighted average common shares outstanding–basic	23,006	21,707	22,953	21,676

Net income (loss) per share–diluted	$0.06	$0.09	$(0.03)	$0.11

Weighted average common shares and share equivalents outstanding–diluted	23,080	22,606	22,953	22,313

See Notes to Condensed Consolidated Financial Statements.

3 of 40

California Micro Devices Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	March 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$16,580	$9,788
Short-term investments	31,977	39,958
Accounts receivable, net	10,253	10,667
Inventories	5,457	5,508
Deferred income taxes	2,561	2,711
Prepaid expenses and other current assets	959	1,078

Total current assets	67,787	69,710
Property, plant and equipment, net	4,515	3,961
Goodwill	5,315	—
Purchased intangible assets, net	514	—
Other long-term assets	98	61

TOTAL ASSETS	$78,229	$73,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,128	$5,901
Accrued liabilities	3,777	3,185
Deferred margin on shipments to distributors	2,640	2,684
Current maturities of long-term debt and capital lease obligations	82	82

Total current liabilities	14,627	11,852
Other long-term liabilities	214	8

Total liabilities	14,841	11,860

Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital - $0.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 23,009,031 and 22,855,223 as of September 30, 2006 and March 31, 2006, respectively	112,880	110,673
Accumulated other comprehensive income (loss)	2	(5)
Accumulated deficit	(49,494)	(48,796)

Total stockholders’ equity	63,388	61,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,229	$73,732

(1)	Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

4 of 40

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(698)	$2,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non cash restructuring charges	—	5
Increase in inventory reserve	826	454
Accretion of investment purchase discounts	(758)	(399)
Depreciation and amortization	699	629
Decrease in bad debt allowance	(103)	—
Amortization of purchased intangible assets	76	—
In-process research and development	2,210	—
Stock-based compensation expense	1,576	2
Gain on sale of fixed assets	—	(13)
Write down of fixed assets	—	6
Changes in assets and liabilities:
Accounts receivable	470	(3,057)
Inventories	(779)	(578)
Deferred income taxes	150	—
Prepaid expenses and other current assets	34	592
Other long-term assets	(37)	87
Accounts payable and other current liabilities	1,834	1,308
Deferred margin on shipments to distributors	(44)	497
Other long-term liabilities	48	(7)

Net cash provided by operating activities	5,504	2,029

Cash flows from investing activities:
Purchases of short-term investments	(85,689)	(90,967)
Sales and maturities of short-term investments	94,439	80,000
Proceeds from sale of fixed assets	—	1,716
Payments for acquisition, net of cash acquired	(6,985)	—
Capital expenditures	(1,098)	(553)

Net cash provided by (used in) investing activities	667	(9,804)

Cash flows from financing activities:
Repayments of capital lease obligations	—	(26)
Proceeds from exercise of common stock warrants	—	128
Proceeds from issuance of common stock under employee stock-based compensation plans	621	453

Net cash provided by financing activities	621	555

Net increase (decrease) in cash and cash equivalents	6,792	(7,220)
Cash and cash equivalents at beginning of period	9,788	13,830

Cash and cash equivalents at end of period	$16,580	$6,610

See Notes to Condensed Consolidated Financial Statements.

5 of 40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of September 30, 2006, and the results of operations for the three and six months ended September 30, 2006 and 2005, and cash flows for the six months ended September 30, 2006 and 2005. The results of operations for the three and six months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

On April 13, 2006, we acquired Arques Technology, Inc. in a reverse triangular merger so that Arques became our wholly-owned subsidiary. Consequently, Arques’ financial position, results of operations and cash flows subsequent to acquisition are included in the accompanying unaudited condensed consolidated financial statements. Intercompany accounts and transactions have been eliminated.

On September 15, 2006, we reincorporated in Delaware, having been previously incorporated in California. We accomplished this by merging into our wholly-owned Delaware corporation subsidiary that we had created for this purpose, with the California corporation ceasing to exist as a result of the merger. Effective September 30, 2006, we eliminated Arques as a separate entity by merging Arques into the Delaware corporation that had resulted from our reincorporation.

2. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Our estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ from these estimates, and such differences could be material.

3. Stock Based Compensation

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. Under the equity incentive program, stock options generally have varying vesting periods ranging up to four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. As of September 30, 2006, our stock option plans consisted of the 2004 Omnibus Incentive Compensation Plan, the 1995 Employee Stock Option Plan and the 1995 Non-Employee Directors Plan and we had granted options outside of these plans as well. Additionally, we have the 1995 Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. These stock option and purchase plans and non-plan options are described fully in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006.

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123, “SFAS 123” (revised 2004), “Share-Based Payment”, “SFAS 123(R)”, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the ESPP, based on estimated fair values. In our adoption of SFAS 123(R), we have also applied the related provisions of SEC Staff Accounting Bulletin No. 107, “SAB 107”, which was issued in March 2005.

6 of 40

We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended September 30, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) compensation expense related to our ESPP. We recognize compensation expense for stock option awards on a graded vesting schedule over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP included in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Cost of sales	$103	$233
Research and development	160	348
Selling, general and administrative	469	995

Stock-based compensation expense before income taxes	732	1,576
Tax benefit	—	—

Stock-based compensation expense, net of tax	$732	$1,576

The effect of recording stock-based compensation expense for the three and six months ended September 30, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Income before income taxes	$732	$1,576
Net income	732	1,576

Basic and diluted net earnings per share	$0.03	$0.07

Net cash proceeds from the exercise of stock options were $57,000 and $415,000 for the three and six months ended September 30, 2006, respectively, compared to $235,000 and $252,000 for the same periods a year ago. No income tax benefit was realized from stock option exercises during each of the three and six months ended September 30, 2006 and 2005.

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

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six months ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income:
As reported	$2,035	$2,503
Add: Stock-based employee compensation expense included in reported results	—	2
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(527)	(1,160)

Pro forma net income	$1,508	$1,345

Basic net income per share:
As reported	$0.09	$0.12
Pro forma	$0.07	$0.06
Diluted net income per share:
As reported	$0.09	$0.11
Pro forma	$0.07	$0.06

7 of 40

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended September 30, 2006 and 2005, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Employee Stock Options:
Expected life in years	4.06	4.05	4.02	4.05
Dividend yield	—	—	—	—
Volatility	0.71	0.71	0.70	0.71
Risk-free interest rate	4.78%	4.08%	4.83%	4.08%

Employee Stock Purchase Plan (ESPP):
Expected life in years	0.50	0.50	0.50	0.50
Dividend yield	—	—	—	—
Volatility	0.49	0.49	0.49	0.51
Risk-free interest rate	5.02%	3.33%	5.02%	3.01%

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on a combination of historical exercise patterns and certain assumptions regarding the exercise life of unexercised options adjusted for job level and demographics. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our history and expectation of dividend payouts.

SFAS 123(R) also requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Forfeitures are to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. We currently estimate our forfeiture rate to be 15%, which is based on an average of historical forfeitures.

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

The following table summarizes our stock option activity for the six months ended September 30, 2006 (in thousands, except share exercise prices and weighted average remaining contractual term):

	All Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2006	3,565	$6.61
Granted	1,556	5.22
Exercised	(120)	3.46
Expired/forfeited	(429)	6.23

Balance at September 30, 2006	4,572	$6.25	7.98	$1,445

Exercisable at September 30, 2006	2,047	$6.98	3.88	$468

8 of 40

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $5.10 as of September 29, 2006 (the last trading day of our second quarter of fiscal 2007), which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The weighted average fair value per share of options granted during the three and six months ended September 30, 2006 was $2.28 and $2.77, respectively.

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at September 30, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (thousands)	Weighted Average Exercise Price
$ 2.75 - $ 4.30	484	7.83	$3.48	238	$3.20
$ 4.37 - $ 4.37	884	9.90	$4.37	—	$—
$ 4.50 - $ 5.95	766	7.32	$5.64	489	$5.52
$ 6.18 - $ 6.64	812	6.83	$6.51	481	$6.44
$ 6.67 - $ 6.86	738	8.13	$6.82	294	$6.79
$ 7.00 - $ 8.05	544	7.82	$7.81	201	$7.80
$ 8.63 - $ 13.29	241	7.58	$10.28	241	$10.28
$ 13.70 - $ 13.70	8	7.42	$13.70	8	$13.70
$ 15.06 - $ 15.06	75	7.58	$15.06	75	$15.06
$ 22.50 - $ 22.50	20	3.88	$22.50	20	$22.50

$ 2.75 - $ 22.50	4,572	7.98	$6.25	2,047	$6.98

As of September 30, 2006, we had $4.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.0 years, compared to $3.8 million of total unrecognized, stock option related compensation expense, net of estimated forfeitures, at June 30, 2006.

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. The estimated fair value of ESPP purchase rights is determined in an analogous manner to stock option rights and is amortized over the individual exercise periods, each of which currently is six months long. Net cash proceeds from the ESPP were zero and $206,000 in the three and six months ended September 30, 2006, respectively, compared to zero and $201,000 in the corresponding periods a year ago.

Shares Available for Future Issuance under Employee Stock Compensation Plans

As of September 30, 2006, 1,692,174 shares were available for future issuance, which included 496,558 shares of common stock available for issuance under our Employee Stock Purchase Plan, 32,000 under the UK sub-plan of our 1995 Employee Stock Option Plan and 1,163,616 under our 2004 Omnibus Incentive Compensation Plan.

4. Stock Issuances

During the three and six months ended September 30, 2006, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended September 30, 2006	Six Months Ended September 30,2006
Shares issued	17,800	153,808
Total proceeds, in thousands	$57	$621

9 of 40

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1,377	$2,035	$(698)	$2,503
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	23,006	21,707	22,953	21,676

Effect of dilutive securities:
Employee stock options	74	793	—	566
Warrants	—	106	—	71

Effect of dilutive securities	74	899	—	637

Diluted shares	23,080	22,606	22,953	22,313

Net income (loss) per share:
Basic	$0.06	$0.09	$(0.03)	$0.12

Diluted	$0.06	$0.09	$(0.03)	$0.11

Options to purchase 3,827,079 shares of common stock were outstanding during the three months ended September 30, 2006, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during the period. Due to our net loss for the six months ended September 30, 2006, all of our outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the six months ended September 30, 2006, we would have added 173,005 common equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Options to purchase 653,296 and 1,597,753 shares of common stock were outstanding during the three and six months ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the Average Trading Price during each of the periods ended September 30, 2005. For the three and six months ended September 30, 2005, all outstanding warrants were included in the computation of diluted earning per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

Net income (loss) for the three and six months ended September 30, 2006 included stock-based compensation expense under SFAS 123(R) of $732,000 and $1.6 million, net of tax, respectively, related to employee and director stock options and employee stock purchases (ESPP). There was no stock-based compensation expense related to employee and director stock options and employee stock purchases (ESPP) under SFAS 123 for the three and six months ended September 30, 2005 because we did not adopt the recognition provisions of SFAS 123. See Note 3 for additional information.

6. Business Combination

On April 13, 2006, we acquired Arques Technology, Inc. (“Arques”) a privately-held California Corporation and fabless manufacturer of analog semiconductor devices. The acquisition adds white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics products to our product line and enables us to leverage Arques’ proprietary FlexBoost technology. Additionally, our R&D capabilities will be enhanced with the added expertise of Arques’ workforce. The cost of the acquisition was approximately $8.5 million, comprised of (a) approximately $5.6 million paid at closing

10 of 40

to Arques shareholders, (b) approximately $1.9 million related to costs of the transaction, including assumption of Arques transaction-related costs in lieu of a portion of the payment due to the shareholders and (c) another approximately $1.0 million which CMD retained and committed to pay to Arques shareholders in 12 months, as reduced by intervening indemnification obligations of Arques to CMD. In addition, the definitive merger agreement calls for CMD to pay an earn-out, 80% to Arques shareholders and 20% to certain Arques employees, in approximately 18 months, as reduced by intervening unpaid indemnification obligations of Arques to CMD.

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

The value of acquired IPR&D, which was expensed immediately, was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with commercializing the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that would, post acquisition, require additional effort in order to establish technological feasibility and that would have no alternative future uses. These projects had identifiable technological risk factors that indicated at the time of acquisition that even though successful completion was expected, it was not assured.

Intangible assets consist of acquired developed and core technology and acquired distributor relationships. Developed and core technology will be amortized over an estimated useful life of four years. The value attributed to the acquired distributor relationships was based upon the expected costs to replace such customers and will be amortized over its estimated useful life of two years.

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of CMD and Arques, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. CMD’s results of operations for the three and six months ended September 30, 2006 include the results of Arques since April 13, 2006, the date of acquisition. The unaudited pro forma financial information for the three and six months ended September 30, 2006 combines the results for CMD for the three and six months ended September 30, 2006, including Arques subsequent to April 13, 2006 and the historical results for Arques from April 1, 2006 to April 13, 2006. The unaudited pro forma financial information for the three and six months ended September 30, 2005 combines CMD’s results for the three and six months ended September 30, 2005 with Arques’ results for the same periods. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented (in thousands, except for per share amounts):

	Three Months Ended September 30,			Six Months Ended September 30,
	2006		2005	2006	2005
Revenue	18,733		18,548	34,815	33,296
Net income (loss)	1,377	*	1,623	(802)**	1,652
Net income (loss) per share — basic	0.06		0.07	(0.03)	0.08
Net income (loss) per share — diluted	0.06		0.07	(0.03)	0.07

*	includes $42,000 in amortization of intangible purchased assets.
**	includes $2.2 million in IPR&D and $76,000 in amortization of intangible purchased assets.

11 of 40

7. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of September 30, 2006, relates entirely to our purchase of Arques Technology, Inc. in April 2006. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets: (“SFAS 142”) goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist. During the three months ended September 30, 2006, we determined that there were no current indicators of impairment. We plan to perform our annual test for impairment of goodwill during our fourth fiscal quarter.

Purchased Intangible Assets

The components of purchased intangible assets as of September 30, 2006 were as follows (in thousands):

	Acquired Developed and Core Technology	Acquired Distributor Relationships	Total
Gross carrying amount at September 30, 2006	$520	$70	$590
Accumulated amortization	60	16	76

Net carrying amount at September 30, 2006	$460	$54	$514

The amortization expense for acquired developed and core technology and acquired distributor relationships was $42,000 and $76,000 for the three and six months ended September 30, 2006, respectively. Based on purchased intangible assets recorded at September 30, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $84,000, $168,000, $131,000 and $131,000 in the remainder of 2007, 2008, 2009 and 2010, respectively.

In assessing the recoverability of goodwill and purchased intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record additional impairment charges for these assets.

8. Line of Credit and Long Term Debt

On September 30, 2004, we entered into a loan agreement with Silicon Valley Bank for a $15 million credit line with an initial term of one year. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line until September 28, 2006 with terms substantially the same as the original. As of September 30, 2006, the credit line agreement had expired and we are currently negotiating with Silicon Valley Bank to extend the credit facility. We did not borrow against the credit line during the six months ended September 30, 2006.

In September 2004, we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we made the first two of three annual lease payments of $82,000 in October 2004 and October 2005, respectively. The amount capitalized is $246,000. The outstanding capital lease obligation as of September 30, 2006 was $82,000. Interest expense on the lease during the three and six months ended September 30, 2006 was $3,000 and $6,000, respectively.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	September 30, 2006	March 31, 2006
Capitalized cost	$246	$246
Accumulated amortization	(164)	(123)

Net book value	$82	$123

12 of 40

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “Depreciation and amortization” on our Condensed Consolidated Statements of Cash Flows.

9. Short Term Investments

Cash and cash equivalents represent cash and money market funds.

Short term investments represent investments in certificates of deposit and debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 365 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses on available for sale securities are included in other income, net. We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. Net interest on securities classified as available for sale is also included in other income, net. The cost of securities sold is based on the specific identification method.

Short term investments were as follows (in thousands):

	September 30, 2006	March 31, 2006
U.S. Agency notes	$—	$2,091
Corporate bonds, commercial paper and asset-backed securities	31,977	36,669
Certificates of deposit	—	1,198

	$31,977	$39,958

10. Inventories

The components of inventory consist of the following (in thousands):

	September 30, 2006	March 31, 2006
Work in process	$2,054	$2,784
Finished goods	3,403	2,724

	$5,457	$5,508

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

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at September 30, 2006. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

13 of 40

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

12. Significant Customers

A significant portion of our revenue is derived from a relatively small number of customers. For the three and six months ended September 30, 2006, two original equipment manufacturer (OEM) customers each represented more than 10% of our net revenue for a combined total of 56% and 55% of our net revenue, respectively. For the three and six months ended September 30, 2005, one OEM customer accounted for approximately 43% and 39% of our net revenue, respectively. In addition, one distributor accounted for approximately 10% our net revenue for each of the three and six months ended September 30, 2006, and one distributor accounted for approximately 12% and 15% of our net revenue for the three and six months ended September 30, 2005, respectively.

13. Income Taxes

We recorded income tax provisions of $465,000 and $669,000 for federal and state income taxes for the three and six months ended September 30, 2006, respectively. For the three and six months ended September 30, 2005, we recorded income tax provisions of $63,000 and $77,000, respectively, for federal and state income taxes. Our effective tax rate differs from the statutory rate primarily due to IPR&D, amortization of purchased intangible assets and SFAS 123(R) stock-based compensation expense as well as our ability to utilize loss carryforwards and other credits, limited by alternative minimum tax provisions.

As of the end of fiscal 2006, we had recorded an adjustment reducing our valuation allowance against deferred tax assets which represents potential reduced taxes in the future resulting from the potential utilization of our loss carryforwards should we realize taxable income in the future. Because of the uncertainty of being able to realize that deferred tax asset, we had established a valuation allowance against it in prior years. Until March 31, 2006, that valuation allowance had been equal to the full amount of the deferred tax asset. As of March 31, 2006, we determined that it is more likely than not that $2.7 million of the deferred tax asset will be utilized and accordingly we have reduced $2.7 million of the valuation allowance. No changes were made to the allowance in the three and six months ended September 30, 2006. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

14. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gains (losses) on our available for sale securities. Comprehensive income (loss) for the three and six months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$1,377	$2,035	$(698)	$2,503
Unrealized gain (loss) on available for sale securities	4	(12)	11	(15)
Foreign currency adjustment	(3)	—	(4)	—

Comprehensive income (loss)	$1,378	$2,023	$(691)	$2,488

14 of 40

15. Recent Accounting Pronouncements

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

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

16. Subsequent Events

In October 2006, we entered into a three year software lease agreement with Synopsys. Under the agreement, we will make three annual installments of $148,000 with the first installment due in October 2006.

In October 2006, we entered into a three year software lease agreement with Applied Wave Research. Under the agreement, we will make three annual installments of $14,000 with the first installment due in October 2006.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion, “CMD,” the “Company”, “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with other financial information and financial statements and related notes contained elsewhere in this report.

Forward Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our plan to examine the significant goodwill we recorded from our acquisition of Arques Technology for impairment based on expected future return; (2) our view that we will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results; (3) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (4) our expectation that our average unit sales price for like products will decline approximately 15% per year; (5) our expectation that our gross margin, net of stock-based FAS 123(R) compensation expenses, will improve toward and reach our long term target range of 39% to 41%; (6) our expectation that our research and development expenses and sales, general and administrative expenses, in both instance net of stock-based FAS 123(R) compensation expenses, will improve toward our targets of 9 to 10% and 15 to 16%, respectively;(7) our expectation that our gross margin for the three

15 of 40

months ending December 31, 2006, excluding SFAS 123R stock based compensation expense, will fall below our long-range target due to certain near term factors such as new pricing taking effect with our top OEM customers. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience growth and whether such growth continues to require the devices we supply; our ability to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether there will be any changes in tax accounting rules; whether our sales will increase at a faster rate than our expenses; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Risk Factors, Item 1A of Part II. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

We are completely fabless, using independent providers of wafer fabrication services. We operate in one operating segment and the bulk of our sales and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses.

On September 15, 2006, we reincorporated in Delaware, having been previously incorporated in California, by merging into a newly-created wholly-owned Delaware corporation subsidiary.

On November 4, 2006, we announced a new high speed, serial interface display controller for LCD modules used in mobile handsets. The device utilizes industry standard manufacturing processes for cost effectiveness.

Results of Operations

Net Sales

Net sales by market were as follows (in millions):

16 of 40

	Three Months Ended September 30,			Six Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Mobile handset	$13.5	$14.6	(8)%	$24.7	$25.4	(3)%
Personal computers and digital consumer electronics	5.2	3.9	33%	10.1	7.8	29%

Total	$18.7	$18.5	1%	$34.8	$33.2	5%

Our decline in sales from products for the mobile handset market was due primarily to significantly lowered sales to non top five mobile handset customers, reflecting collective loss of market share by those customers. Sales from products for the personal computer and digital consumer market increased by 33% and 29% for the three and six months ended September 30, 2006, respectively, compared to the three and six months ended September 30, 2005. The increase was primarily driven by increased sales of our low capacitance ESD products, reflecting continued strong adoption of our PicoGuard and MediaGuard devices.

Our average unit price declined approximately 15% and 15% on a constant mix of products sold during the three and six months ended September 30, 2006, respectively, compared to the corresponding periods a year ago. In the future we expect our average unit selling price for like products to continue to decline at a rate of approximately 15% per annum based on a constant product mix.

Units shipped during the three and six months ended September 30, 2006 increased to approximately 233 million units and approximately 430 million units, respectively, from approximately 200 million and 360 million units in the three and six months ended September 30, 2005, respectively.

Comparison of Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three and six months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2006		2005		2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$18,733	100%	$18,542	100%	$34,805	100%	$33,229	100%
Cost of sales	11,228	60%	11,511	62%	21,217	61%	21,131	64%

Gross margin	7,505	40%	7,031	38%	13,588	39%	12,098	36%
Research and development	2,171	11%	1,850	10%	4,226	12%	3,284	10%
Selling, general and administrative	4,067	22%	3,406	19%	8,261	24%	6,748	20%
In-process research and development	—	0%	—	0%	2,210	6%	—	0%
Amortization of purchased intangible assets	42	0%	—	0%	76	0%	—	0%
Restructuring expense	—	0%	3	0%	—	0%	60	0%
Other income, net	617	3%	326	2%	1,156	3%	574	2%

Income (loss) before income taxes	1,842	10%	2,098	11%	(29)	0%	2,580	8%
Income taxes	465	3%	63	0%	669	2%	77	0%

Net income (loss)	$1,377	7%	$2,035	11%	$(698)	(2)%	$2,503	8%

Stock-Based Compensation Expense

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee and director stock options and employee stock purchases under the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee and director stock options and employee stock purchases under SFAS 123(R) for the three and six months ended September 30, 2006 which was expensed as follows (in thousands):

17 of 40

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Cost of sales	$103	$—	$233	$—
Research and development	160	—	348	—
Selling, general and administrative	469	—	995	—

Total stock-based compensation expense related to employee stock options and employee stock purchases	732	—	1,576	—
Tax benefit	—	—	—	—

Stock-based compensation expense related to employee stock options and employee stock purchases, net of tax	$732	$—	$1,576	$—

Gross Margin

Gross margin increased by $474,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the following reasons:

Gross Margin Increase (Decrease), in thousands

Volume of products	$1,285
Cost reductions and other	2,606
Net reserve changes	(115)
Price change of products	(3,199)
SFAS 123(R) stock-based compensation expense	(103)

$474

The gross margin increase from volume was primarily driven by a 33% increase in sales of our products used in the personal computer and digital consumer electronics markets for the three months ended September 30, 2006. The increase in net inventory reserve was due to an increase in demand reserves. The cost reductions of products were the result of process improvements and lower subcontractor costs.

Gross margin increased by $1.5 million for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the following reasons:

Gross Margin Increase (Decrease), in thousands
Volume of products	$2,824
Cost reductions and other	5,584
Net reserve changes	(409)
Price change of products	(6,276)
SFAS 123(R) stock-based compensation expense	(233)

$1,490

The gross margin increase from volume was primarily driven by a 29% increase in sales of our products used in the personal computer and digital consumer electronics markets for the six months ended September 30, 2006. The increase in net inventory reserve was due to an increase in demand reserves and additional end of life product reserves for expected distributor returns.

Gross margin as a percentage of net sales increased to 40% and 39% for the three and six months ended September 30, 2006, respectively, compared to 38% and 36% for the three and six months ended September 30, 2005, respectively; excluding SFAS 123(R) stock-based compensation expense, our gross margin was 40.6% and 39.7% of sales for the three and six months ended September 30, 2006, respectively. Our long-range gross margin target, excluding SFAS 123(R) stock-based compensation expense, remains 39% to 41%. We expect, based on our assumptions for the size and timing of unit sales, unit pricing and cost reductions, to achieve this target. However, if our assumptions were to be incorrect, our gross margin, excluding SFAS 123(R) stock based compensation expense, could fail to achieve this target range or could decline. In addition, we expect our gross margin for the three months ending December 31, 2006, excluding SFAS 123(R) stock based compensation expense, to fall below our long-range target due to certain near term factors such as new pricing taking effect with our top OEM customers.

18 of 40

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The increases in total research and development expenses for the three and six months ended September 30, 2006, compared to the three and six months ended September 30, 2005 were due to the following reasons:

Expense increase (decrease) compared to prior period (in thousands):	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Tooling and engineering supplies	$420	$341
SFAS 123(R) stock-based compensation expense	160	348
Prototypes	152	252
Other expenses	(168)	64
Outside services	(243)	(63)

	$321	$942

The increase in tooling, supplies and prototypes (wafer) expenses was due to new R&D project requirements, including Arques related activities. The decrease in outside services was due primarily to the timing of the outsourced design services for new products. Our long term target for research and development expenses, excluding SFAS 123(R) stock-based compensation expense, is 9% to 10% of sales. For the three and six months ended September 30, 2006, our research and development expenses, excluding SFAS 123(R) stock-based compensation expense, was 10.7% and 11.1% of sales, respectively. We expect, based on our assumptions for future revenue growth that research and development expenses, excluding SFAS 123(R) stock based compensation expense, will approximate this target. However, if our sales were to fail to grow or even decline in future periods, such research and development expenses could continue to represent more than 10% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The increase in selling, general, and administrative expenses for the three and six months ended September 30, 2006 compared to the three and six months ended September 30, 2005 were due to the following reasons:

Expense increase compared to prior period (in thousands):	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
SFAS 123(R) stock-based compensation expense	$469	$995
Salary	73	247
Employee related	23	185
Other expenses	96	86

	$661	$1,513

The increase in salary expense was primarily due to added marketing, selling and administrative resources associated with the Arques acquisition. The increase in employee related expenses was due to increased travels in sales and marketing. Our long term target for selling, general and administrative expenses, excluding SFAS 123(R) stock-based compensation expense, is 15% to 16% of sales. For the three and six months ended September 30, 2006, our selling, general and administrative expenses, excluding SFAS 123(R) stock-based compensation expense, was 19.2% and 20.9% of sales, respectively. We expect, based on our assumptions for future revenue growth that selling, general and administrative expenses, excluding SFAS 123(R) stock based compensation expense, will approximate this target. However, if our sales were to fail to grow or even decline in future periods, such selling, general and administrative expenses could continue to represent more than 16% of sales.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets of $42,000 and $76,000 in the three and six months ended September 30, 2006, respectively, is related to the Arques acquisition. There was no amortization of purchased intangible assets in the corresponding periods a year ago. For additional information regarding purchased intangibles, see Note 6 and Note 7 to the Condensed Consolidated Financial Statements.

In-Process Research and Development. IPR&D expense for the three and six months ended September 30, 2006 was zero and $2.2 million, respectively, related to the Arques acquisition, compared to zero in the corresponding periods a year ago. The value

19 of 40

of acquired IPR&D was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with commercializing the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, post acquisition, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects had identifiable technological risk factors at the time of acquisition that indicated that even though successful completion was expected, it was not assured. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed.

Restructuring Charges. On October 19, 2004 our Board of Directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The plan identified employees to be terminated, impaired assets and other shutdown costs. As of March 31, 2006, we had completed all activities associated with the Restructuring Plan. Restructuring expense was $3,000 and $60,000 for the three and six months ended September 30, 2005, respectively.

Other Income, net. The increase in other income is primarily due to an increase in interest income from $350,000 and $616,000 in the three and six months ended September 30, 2005, respectively, to $636,000 and $1.2 million in the three and six months ended September 30, 2006, respectively. Interest expense and amortization of debt issuance costs decreased by approximately $12,000 and $25,000 in the three and six months ended September 30, 2006, respectively, compared with the corresponding periods a year ago. The increase in interest income resulted from higher average interest rates and our having more cash as a result of positive cash flow from operations in the intervening periods reduced by the cash outlay we made to acquire Arques.

Income Taxes. For the three and six months ended September 30, 2006, we recorded an income tax provision of $465,000 and $669,000, respectively, compared to $63,000 and $77,000 for the corresponding periods a year ago. Our effective tax rate was approximately 25% and (2307%) for the three and six months ended September 30, 2006, respectively, as compared with 3% and 3% for the corresponding periods a year ago. Excluding certain acquisition costs, namely IPR&D and amortization of purchased intangible assets and excluding SFAS 123(R) stock based compensation expense, our effective tax rate was 18% and 17% for the three and six months ended September 30, 2006, respectively. The effective tax rate differs from the statutory rate primarily due to our ability to utilize loss carryforwards and other credits, limited by alternative minimum tax provisions.

As of the end of fiscal 2006, we had recorded an adjustment reducing our valuation allowance against deferred tax assets which represents potential reduced taxes in the future resulting from the potential utilization of our loss carryforwards should we realize taxable income in the future. Because of the uncertainty of being able to realize that deferred tax asset, we had established a valuation allowance against it in prior years. Until March 31, 2006, that valuation allowance had been equal to the full amount of the deferred tax asset. As of March 31, 2006, we determined that it is more likely than not that $2.7 million of the deferred tax asset will be utilized and accordingly we have reduced $2.7 million of the valuation allowance. No changes were made to the allowance in the three and six months ended September 30, 2006. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

Net Income (loss). For the reasons explained above, we realized net income of $1.4 million and a net loss of $698,000 for the three and six months ended September 30, 2006, respectively, compared to net income of $2.0 million and $2.5 million for the three and six months ended September 30, 2005, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance (e.g., revenue) or because their application requires significant management judgment, are described in the following paragraphs.

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

20 of 40

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

We estimate the value of employee stock options on the date of grant using a Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant for the purpose of the pro forma financial information in accordance with SFAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and the use of a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends.

21 of 40

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures.

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

Significant management judgment is required in determining the provision for income taxes and, in particular, any valuation allowance recorded against the Company’s deferred tax assets. Until March 31, 2006, when we released $2.7 million of the valuation allowance, we had determined that, in part due to our recent cumulative tax loss history for the previous three-year periods, income statement loss history over various quarters and years, and the transition to a fabless model and cessation of our Medical business and the resulting uncertainties, that it was necessary to maintain a full valuation allowance to net against its deferred tax assets.

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

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. As of September 30, 2006, there were no accruals for settlement offers.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash, cash equivalents and short term investments as of September 30, 2006 were $48.6 million compared to $49.7 million as of March 31, 2006, a decrease of $1.1 million due to cash payments related to the Arques acquisition partially offset by positive operating cash flow.

Despite a net loss of $698,000 for the six months ended September 30, 2006, operating activities provided $5.5 million of cash due primarily to an increase in accounts payable and other current liabilities of $1.8 million and non-cash charges comprised principally of IPR&D of $2.2 million, SFAS 123(R) stock-based compensation expense of $1.6 million and inventory provision of $826,000. Operating activities provided $2.0 million of cash for the six month period ended September 30, 2005, due primarily to

22 of 40

net income of $2.5 million, an increase in accounts payable and other current liabilities of $1.3 million and non-cash charges that included depreciation and amortization of $629,000 and increases to inventory reserves of $454,000 which were reduced by an increase in accounts receivable of $3.0 million.

Accounts receivable decreased to $10.3 million at September 30, 2006 compared to $10.7 million at March 31, 2006, primarily due to improved collections. Receivables days of sales outstanding were 50 days and 55 days as of September 30, 2006 and March 31, 2006, respectively. Net inventory was $5.5 million as of September 30, 2006, comparable to that as of March 31, 2006. Inventory turns improved to 8.2 at September 30, 2006 from 6.7 at March 31, 2006.

Accounts payable and accrued liabilities totaled $11.9 million at September 30, 2006 compared to $9.1 million at March 31, 2006. The $2.8 million increase was primarily due to a higher level of vendor activity in September 2006 than in March 2006.

Investing activities during the six months ended September 30, 2006 provided $667,000 of cash, primarily due to net redemption of short-term investments partially offset by the purchase of Arques Technology and capital expenditures. Investing activities during the six months ended September 30, 2005 used $9.8 million of cash, primarily as the result of net purchases of short-term investments partially offset by the $1.7 million of net proceeds from the sale of our Tempe facility.

Net cash provided by financing activities for the six months ended September 30, 2006 was $621,000 and was the result of net proceeds from the issuance of common stock under our stock option plans and the ESPP. Net cash provided by financing activities for the six months ended September 30, 2005 was $555,000 and was primarily the result of $581,000 of net proceeds from the issuance of common stock and the exercise of common stock warrants, offset by repayments of capital lease obligations of $26,000.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, the bank provided a $15 million credit line. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibits our paying cash dividends. Borrowings under this agreement bear interest at the current prime rate, and interest is payable monthly. The bank may withdraw the commitment if we fail to comply with the covenants, if there is a material adverse change in our business, operations or condition, if we become insolvent or if other specified events or conditions occur. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line until September 28, 2006 with terms substantially the same as the original. As of September 30, 2006, the credit line agreement had expired and we are currently negotiating with Silicon Valley Bank to extend the credit facility. We did not borrow against the credit line during the six months ended September 30, 2006.

The following table summarizes our contractual obligations as of September 30, 2006:

	Payments due by period (in thousands)
	1 year	2-3 years	4-5 years	More than 5 years	TOTAL
Capital lease obligations	$82	$—	$—	$—	$82
Operating lease obligations	211	597	476	—	1,284
Purchase obligations	2,725	46	—	—	2,771

TOTAL	$3,018	$643	$476	$—	$4,137

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

23 of 40

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2006 we held $32.0 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair value of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our debt and capital lease obligations and their fair value as of September 30, 2006. The fair value of our debt and capital leases is based on the estimated market rate of interest for similar debt instruments with the same remaining maturities.

At September 30, 2006	Periods of Maturity
	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value as of September 30, 2006
	(in thousands)
Liabilities:
Debt and capital lease obligations	$82	—	—	$82	$82
Weighted average interest rate	5.00%			5.00%

We have little exposure to foreign currency risk as all of our sales and most of our expenditures are denominated in US dollars.

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

(iii) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during our second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

24 of 40

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We incurred a quarterly loss on a GAAP basis during the first quarter of fiscal 2007, ending a string of four quarters of quarterly profit during fiscal 2006, which had been preceded by a loss in the quarter ended March 31, 2005, and quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003. While we returned to profitability in the second quarter of fiscal 2007, we may not be able thereafter to sustain profitability.

After seven quarters of profitability, we incurred a loss of $1.0 million for the quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring a cumulative loss of $36.4 million more than doubling our accumulated deficit from $31.3 million to $67.7 million. We were then profitable for the four quarters during fiscal 2006 until we sustained a substantial GAAP loss of nine cents per share during the first quarter of fiscal 2007. This GAAP loss would have been a one cent per share profit but for the one time in-process research and development charge we incurred due to our acquisition of Arques Technology, Inc. We returned to profitability during the second quarter of fiscal 2007. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, personal computer and digital consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, and our continued ability to manage our operating expenses. In order to obtain and sustain profitability on a GAAP basis in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the second quarter of fiscal 2007, two customers in the mobile handset market represented 56% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.

25 of 40

During the second quarter of fiscal 2007, one distributor represented 10% of our net sales. If we were to lose that distributor, we might not be able to obtain another distributor to represent us or a new distributor might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

More than seventy percent of our revenues in the second quarter of fiscal 2007 were from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline. This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

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

26 of 40

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

27 of 40

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

During the second quarter of fiscal 2007, international sales accounted for 95% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

28 of 40

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

During the second quarter of fiscal 2007, 30% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

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

29 of 40

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

30 of 40

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

We are attempting to develop one or more new mixed signal integrated circuit products as well as PhotonIC products resulting from our acquisition of Arques, which have a higher development cost than our ASIP device products as well as PhotonIC products resulting from our acquisition of Arques. This limits how many of such products we can undertake at any one time increasing our risk that such efforts will not result in a working product for which there is a substantial demand at a price which will yield good margins. We are engaging third parties to assist us with these developments and have also added personnel with new skills to our engineering group. These third parties and new personnel may not be successful. These new product developments involve technology in which we have less expertise which also increases the risk of failure. On the other hand, we believe that the potential payoff from these products makes it reasonable for us to take such risks. Even if our devices work as planned, we may not have success with them in the market. This risk is greater than with our ASIP device products because many of these new devices are product types for which we don’t have material customer traction or market experience.

We may be unable to reduce the costs associated with our products quickly enough for us to meet our margin targets or to retain market share.

In the mobile handset market our competitors have been second sourcing many of our products and as a result this market has become more price competitive. We are seeing the same trend develop in our low capacitance ESD devices for digital consumer electronics, personal computers and peripherals. We need to be able to reduce the costs associated with our products in order to achieve our target gross margins. We have in the past achieved and may attempt in the future to achieve cost reductions by obtaining reduced prices from our manufacturing subcontractors, using larger sized wafers, adopting simplified processes, and redesigning parts to require fewer pins or to make them smaller. There can be no assurance that we will be successful in achieving cost reductions through any of these methods, in which case we will experience lower margins and/or we will experience lower sales as our customers switch to our competitors.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel. This is particularly true in the finance area where we have had significant recent turnover and where lack of continuity could be detrimental in the short-term to our business decision-making capability and to consistency in our financial reporting.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business. During fiscal 2006, we hired new vice presidents of engineering and sales and a material portion of our future success will depend upon their performance. In addition, we have recently replaced our three most senior finance positions, chief financial officer, corporate controller, and director of financial planning/operations controller, so our ability to train and integrate these persons is critical and the lack of continuity and institutional knowledge could be detrimental in the short-term to our business decision making capability and to consistency in our financial reporting.

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

31 of 40

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

When we acquired Arques Technology, Inc. in April, 2006, we recorded approximately $5.3 million as goodwill on our balance sheet. We may incur an impairment charge to the extent we determine that it is likely that the undiscounted cash flow from the Arques operations is insufficient to recover the recorded goodwill.

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

32 of 40

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

33 of 40

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. For example, starting with the first quarter of fiscal 2007, we implemented Financial Accounting Standards Board (“FASB”) financial accounting standard 123(R) for the accounting for share based payments. These regulations cause us to recognize an expense associated with our employee and director stock options and our employee stock purchase plan which will decrease our earnings. We have chosen to have lower earnings rather than not to use options as widely for our employees, which we believe would have adversely impacted our ability to hire and retain key employees. During the second quarter fiscal 2007, we incurred approximately an extra $732,000 of expenses due to FAS 123(R), which is between three and four cents per share. Another example may be FASB Interpretation 48 described in Note 15 which we are currently evaluating and which could impact our balance sheet or statement of operations in a material and adverse manner, for instance by causing us to recognize additional expense or to accrue an additional liability. There may be other future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

34 of 40

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

Our shareholder rights plan, together with the anti-takeover provisions of our certificate of incorporation, may delay, defer or prevent a change of control.

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

35 of 40

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

In April, 2006, we acquired Arques Technology, Inc. and we may in the future acquire, or form strategic alliances relating to, other businesses, products and technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and alignment of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. In the case of Arques, we need to complete the development of several products and, to be cost effective, we need to make their products using our supply chain, both of which will take significant effort on our part and involve technical and economic risk. Furthermore, the Arques product designs involve analog engineering while our expertise is primarily in integrated passive device design digital signal processing. In addition, most of their personnel are located in Taiwan which adds to the challenge of making them feel part of our corporate culture. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day to day business, and may disrupt key research and development, marketing or sales efforts. In the case of Arques, for sixteen quarters, we will incur expenses of $32,500 as we amortize the acquired developed and core technology and for eight quarters we will incur expense of $8,800 as we amortize the acquired distributor relationships. In connection with future acquisitions and alliances, we may not only acquire assets which need to be amortized, but we may also incur debt or assume contingent liabilities which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

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

None

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on August 24, 2006. At the meeting the following matters were acted upon.

36 of 40

Matter Acted Upon:

A. Election of Directors.

	Votes for	Votes Withheld
Robert V. Dickinson	20,336,920	1,677,694
Wade F. Meyercord	20,032,277	1,982,337
Dr. Edward C. Ross	20,139,107	1,875,507
Dr. David W. Sear	20,330,362	1,684,252
Dr. John L. Sprague	20,019,120	1,995,494
David L. Wittrock	20,223,848	1,790,766

B. To ratify the selection of the firm Grant Thornton LLP as the independent auditors for the fiscal year ending March 31, 2007.

For	21,503,057
Against	447,203
Abstain	35,254
Broker non-vote	0

C. To authorize and approve a change of the Company’s domicile from California to Delaware effected by the merger of the Company, a California corporation, with and into a newly formed wholly-owned subsidiary incorporated under the Delaware General Corporation Law for the purpose of effecting the change of domicile.

For	13,322,551
Against	1,255,213
Abstain	235,616
Broker non-vote	7,202,134

D. To amend the 2004 Omnibus Incentive Compensation Plan to increase the total number of shares reserved thereunder by 1,000,000 shares.

For	8,983,594
Against	5,511,623
Abstain	318,163
Broker non-vote	7,202,134

E. To amend the 1995 Employee Stock Purchase Plan to increase the total number of shares reserved thereunder by 400,000 shares.

For	12,320,780
Against	2,212,620
Abstain	279,980
Broker non-vote	7,202,134

ITEM 5. Other Information

None.

37 of 40

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following documents are hereby incorporated by reference as Exhibits to this report:

3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2004.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23	Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.	Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

38 of 40

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION (Registrant)

Date: November 9, 2006	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

39 of 40

Exhibit Index

Exhibit Number	Description	Incorporated by reference from

3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2004.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23	Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.	Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

40 of 40