Form 10-Q
period 2006-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2007-02-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2006

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2007 was 23,136,403.

California Micro Devices Corporation

Form 10-Q for the Quarter ended December 31, 2006

2 of 41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net sales	$17,736	$19,617	$52,541	$52,846
Cost and expenses:
Cost of sales	11,393	12,363	32,610	33,493
Research and development	1,903	2,037	6,129	5,321
Selling, general and administrative	4,349	3,053	12,610	9,802
In-process research and development	—	—	2,210	—
Amortization of purchased intangible assets	41	—	117	—
Restructuring	—	(1)	—	59

Total costs and expenses	17,686	17,452	53,676	48,675

Operating income (loss)	50	2,165	(1,135)	4,171
Other income, net	646	414	1,802	988

Income before income taxes	696	2,579	667	5,159
Income taxes	23	52	692	129

Net income (loss)	$673	$2,527	$(25)	$5,030

Net income (loss) per share–basic	$0.03	$0.11	$(0.00)	$0.23

Weighted average common shares outstanding–basic	23,063	22,359	22,989	21,904

Net income (loss) per share–diluted	$0.03	$0.11	$(0.00)	$0.22

Weighted average common shares and share equivalents outstanding–diluted	23,136	23,451	22,989	22,692

See Notes to Condensed Consolidated Financial Statements.

3 of 41

California Micro Devices Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	March 31, 2006
	(Unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,145	$9,788
Short-term investments	39,998	39,958
Accounts receivable, net	10,459	10,667
Inventories	6,226	5,508
Deferred income taxes	2,196	2,711
Prepaid expenses and other current assets	656	1,078

Total current assets	68,680	69,710
Property, plant and equipment, net	4,393	3,961
Goodwill	5,258	—
Purchased intangible assets, net	473	—
Other long-term assets	91	61

TOTAL ASSETS	$78,895	$73,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,455	$5,901
Accrued liabilities	3,495	3,185
Deferred margin on shipments to distributors	2,338	2,684
Current maturities of capital lease obligations	132	82

Total current liabilities	13,420	11,852
Other long-term liabilities	324	8

Total liabilities	13,744	11,860

Commitments and contingencies
Stockholders’ equity:
Common stock and additional paid-in capital - $0.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 23,115,902 and 22,855,223 as of December 31, 2006 and March 31, 2006, respectively	113,976	110,673
Accumulated other comprehensive loss	(4)	(5)
Accumulated deficit	(48,821)	(48,796)

Total stockholders’ equity	65,151	61,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,895	$73,732

(1)	Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

4 of 41

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(25)	$5,030
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in inventory reserve	1,131	824
Accretion of investment purchase discounts	(1,114)	(609)
Depreciation and amortization	1,140	957
Increase in bad debt allowance	119	—
Amortization of purchased intangible assets	117	—
In-process research and development	2,210	—
Stock-based compensation expense	2,346	3
Gain on sale of fixed assets	—	(13)
Write down of fixed assets	53	6
Changes in assets and liabilities:
Accounts receivable	42	(3,510)
Inventories	(1,924)	(1,154)
Deferred income taxes	515	—
Prepaid expenses and other current assets	336	630
Other long-term assets	(30)	109
Accounts payable and other current liabilities	1,305	792
Deferred margin on shipments to distributors	(346)	392
Other long-term liabilities	158	(10)

Net cash provided by operating activities	6,033	3,447

Cash flows from investing activities:
Purchases of short-term investments	(122,057)	(130,390)
Sales and maturities of short-term investments	123,139	115,045
Proceeds from sale of fixed assets	—	1,716
Payments for acquisition, net of cash acquired	(6,993)	—
Capital expenditures	(1,553)	(793)

Net cash used in investing activities	(7,464)	(14,422)

Cash flows from financing activities:
Repayments of capital lease obligations	(132)	(108)
Proceeds from exercise of common stock warrants	—	837
Proceeds from issuance of common stock under employee stock-based compensation plans	920	3,871

Net cash provided by financing activities	788	4,600

Net decrease in cash and cash equivalents	(643)	(6,375)
Cash and cash equivalents at beginning of period	9,788	13,830

Cash and cash equivalents at end of period	$9,145	$7,455

See Notes to Condensed Consolidated Financial Statements.

5 of 41

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

California Micro Devices Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2006. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of December 31, 2006, and the results of operations for the three and nine months ended December 31, 2006 and 2005, and cash flows for the nine months ended December 31, 2006 and 2005. The results of operations for the three and nine months ended December 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

3. Stock Based Compensation

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. Under the equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. As of December 31, 2006, our stock option plans consisted of the 2004 Omnibus Incentive Compensation Plan and the 1995 Employee Stock Option Plan and we had granted options outside of these plans as well. Additionally, we have the 1995 Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. These stock option and purchase plans and non-plan options are described fully in the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2006.

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

We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore have not restated our financial results for prior periods. Under this transition method, stock-based compensation expense for the three and nine

6 of 41

months ended December 31, 2006 includes (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, (b) compensation expense for all stock-based compensation awards granted subsequent to April 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R), and (c) compensation expense related to our ESPP. We recognize compensation expense for stock option awards on a graded vesting schedule over the requisite service period of the award.

The following table sets forth the total stock-based compensation expense resulting from stock options and ESPP included in our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Cost of sales	$113	$347
Research and development	173	521
Selling, general and administrative	484	1,478

Stock-based compensation expense before income taxes	770	2,346
Tax benefit	—	—

Stock-based compensation expense, net of tax	$770	$2,346

The effect of recording stock-based compensation expense for the three and nine months ended December 31, 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Income before income taxes	$770	$2,346
Net income	770	2,346

Basic and diluted net earnings per share	$0.03	$0.10

Net cash proceeds from the exercise of stock options were $94,000 and $509,000 for the three and nine months ended December 31, 2006, respectively, compared to $3,253,000 and $3,506,000 for the same periods a year ago. No income tax benefit was realized from stock option exercises during each of the three and nine months ended December 31, 2006 and 2005.

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

7 of 41

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine months ended December 31, 2005 (in thousands, except per share amounts):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income:
As reported	$2,527	$5,030
Add: Stock-based employee compensation expense included in reported results	1	3
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(832)	(1,992)

Pro forma net income	$1,696	$3,041

Basic net income per share:
As reported	$0.11	$0.23
Pro forma	$0.08	$0.14
Diluted net income per share:
As reported	$0.11	$0.22
Pro forma	$0.07	$0.13

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended December 31, 2006 and 2005, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Employee Stock Options:
Expected life in years	4.06	4.43	4.02	4.10
Dividend yield	—	—	—	—
Volatility	0.69	0.67	0.70	0.70
Risk-free interest rate	4.63%	4.44%	4.81%	4.12%

Employee Stock Purchase Plan (ESPP):
Expected life in years	0.50	0.49	0.50	0.50
Dividend yield	—	—	—	—
Volatility	0.47	0.71	0.51	0.58
Risk-free interest rate	5.16%	4.33%	4.95%	3.74%

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

8 of 41

The following table summarizes our stock option activity for the nine months ended December 31, 2006 (in thousands, except share exercise prices and weighted average remaining contractual term):

	All Options
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2006	3,565	$6.61
Granted	1,690	5.16
Exercised	(173)	3.32
Expired/forfeited	(660)	6.19

Balance at December 31, 2006	4,422	$6.25	7.84	$354
Exercisable at December 31, 2006	1,992	$7.05	6.25	$204

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $4.38 as of December 29, 2006 (the last trading day of our third quarter of fiscal 2007), which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The weighted average fair value per share of options granted during the three and nine months ended December 31, 2006 was $2.27 and $2.73, respectively.

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (thousands)	Weighted Average Exercise Price
$2.75 - $4.30	417	7.96	$3.55	180	$3.25
$4.37 - $4.37	823	9.64	$4.37	—	$—
$4.45 - $5.69	518	7.38	$5.12	312	$5.28
$5.95 - $6.40	710	5.98	$6.18	551	$6.24
$6.41 - $6.67	460	8.45	$6.61	146	$6.61
$6.70 - $6.86	626	7.92	$6.82	278	$6.80
$7.00 - $8.05	538	7.61	$7.80	195	$7.79
$8.63 - $13.70	235	7.53	$10.27	235	$10.27
$15.06 - $15.06	75	7.32	$15.06	75	$15.06
$22.50 -$22.50	20	3.63	$22.50	20	$22.50

$2.75 - $22.50	4,422	7.84	$6.25	1,992	$7.05

As of December 31, 2006, we had $3.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.9 years, compared to $4.3 million of total unrecognized, stock option related compensation expense, net of estimated forfeitures, at September 30, 2006.

Employee Stock Purchase Plan

The 1995 Employee Stock Purchase Plan provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. The estimated fair value of ESPP

9 of 41

purchase rights is determined in an analogous manner to stock option rights and is amortized over the individual exercise periods, each of which currently is six months long. Net cash proceeds from the ESPP were $206,000 and $412,000 in the three and nine months ended December 31, 2006, respectively, compared to $165,000 and $365,000 in the corresponding periods a year ago.

Shares Available for Future Issuance under Employee Stock Compensation Plans

As of December 31, 2006, 1,734,664 shares were available for future issuance, which included 443,031 shares of common stock available for issuance under our Employee Stock Purchase Plan, 32,000 under the UK sub-plan of our 1995 Employee Stock Option Plan and 1,259,633 under our 2004 Omnibus Incentive Compensation Plan.

4. Stock Issuances

During the three and nine months ended December 31, 2006, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Shares issued	106,871	260,679
Total proceeds, in thousands (Including amount receivable as at December 31, 2006)	$365	$986

5. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$673	$2,527	$(25)	$5, 030
Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	23,063	22,359	22,989	21,904

Effect of dilutive securities:
Employee stock options	73	1,050	—	727
Warrants	—	42	—	61

Effect of dilutive securities	73	1,092	—	788

Diluted shares	23,136	23,451	22,989	22,692

Net income (loss) per share:
Basic	$0.03	$0.11	$(0.00)	$0.23

Diluted	$0.03	$0.11	$(0.00)	$0.22

Options to purchase 4,278,287 shares of common stock were outstanding during the three months ended December 31, 2006, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average closing share trading price reported by Nasdaq (“Average Trading Price”) of the common shares during the period. Due to our net loss for the nine months ended December 31, 2006, all of our outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the nine months ended December 31, 2006, we would have added 139,952 common equivalent shares to our basic weighted average shares outstanding to compute the diluted weighted average shares outstanding.

Options to purchase 403,122 and 1,199,543 shares of common stock were outstanding during the three and nine months ended December 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the Average Trading Price during each of the periods ended December 31, 2005. For the three and nine months ended December 31, 2005, all outstanding warrants were included in the computation of diluted earnings per share, because the exercise prices of the warrants were less than the Average Trading Price of the common shares during the periods.

10 of 41

Net income (loss) for the three and nine months ended December 31, 2006 included stock-based compensation expense under SFAS 123(R) of $770,000 and $2.3 million, net of tax, respectively, related to employee and director stock options and employee stock purchases (ESPP). There was no stock-based compensation expense related to employee and director stock options and employee stock purchases (ESPP) under SFAS 123 for the three and nine months ended December 31, 2005 because we did not adopt the recognition provisions of SFAS 123. See Note 3 for additional information.

6. Business Combination

On April 13, 2006, we acquired Arques Technology, Inc. (“Arques”) a privately-held California Corporation and fabless manufacturer of analog semiconductor devices. The acquisition adds white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics products to our product line and enables us to leverage Arques’ proprietary FlexBoostTM technology. Additionally, our R&D capabilities will be enhanced with the added expertise of Arques’ workforce. The cost of the acquisition was approximately $8.4 million, comprised of (a) approximately $5.6 million paid at closing to Arques shareholders, (b) approximately $1.8 million related to costs of the transaction, including assumption of Arques transaction-related costs in lieu of a portion of the payment due to the shareholders and (c) another approximately $1.0 million which CMD retained and committed to pay to Arques shareholders in 12 months, as reduced by intervening indemnification obligations of Arques to CMD. In addition, the definitive merger agreement calls for CMD to pay an earn-out, 80% to Arques shareholders and 20% to certain Arques employees, in approximately 18 months, as reduced by intervening unpaid indemnification obligations of Arques to CMD.

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

Acquired developed and core technology	$520
Acquired distributor relationships	70
Acquired in-process research and development (IPR&D)	2,210
Goodwill	5,258
Net book value of acquired assets and liabilities which approximates fair value	387

Total	$8,445

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

Pro forma results

The unaudited financial information in the table below summarizes the combined results of operations of CMD and Arques, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. CMD’s results of operations for the three and nine months ended December 31, 2006 include the results of Arques since April 13, 2006, the date of acquisition. The unaudited pro forma financial information for the three and nine months ended December 31, 2006 combines the results for CMD for the three and nine months ended December 31, 2006, including Arques subsequent to April 13, 2006 and the historical results for Arques from April 1, 2006 to April 13, 2006. The unaudited pro forma financial information for the three and nine months ended December 31, 2005 combines CMD’s results for the three and nine

11 of 41

months ended December 31, 2005 with Arques’ results for the same periods. The pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented (in thousands, except for per share amounts):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2006		2005	2006	2005
Revenue	17,736		19,740	52,551	53,036
Net income (loss)	673	*	1,844	(129)**	3,496
Net income (loss) per share — basic	0.03		0.08	(0.00)	0.16
Net income (loss) per share — diluted	0.03		0.08	(0.00)	0.15

*	includes $41,000 in amortization of intangible purchased assets.
**	includes $2.2 million in IPR&D and $117,000 in amortization of intangible purchased assets.

7. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of December 31, 2006, relates entirely to our purchase of Arques Technology, Inc. in April 2006. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets: (“SFAS 142”) goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist. During the three months ended December 31, 2006, we determined that there were no current indicators of impairment. We plan to perform our annual test for impairment of goodwill during our fourth fiscal quarter.

Purchased Intangible Assets

The components of purchased intangible assets as of December 31, 2006 were as follows (in thousands):

	Acquired Developed and Core Technology	Acquired Distributor Relationships	Total
Gross carrying amount at December 31, 2006	$520	$70	$590
Accumulated amortization	92	25	117

Net carrying amount at December 31, 2006	$428	$45	$473

The amortization expense for acquired developed and core technology and acquired distributor relationships was $41,000 and $117,000 for the three and nine months ended December 31, 2006, respectively. Based on purchased intangible assets recorded at December 31, 2006, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $42,000, $168,000, $131,000 and $131,000 in the remainder of 2007, 2008, 2009 and 2010, respectively.

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

8. Line of Credit and Long Term Debt

On September 30, 2004, we entered into a loan agreement with Silicon Valley Bank for a $15 million credit line with an initial term of one year. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibited our paying cash dividends. Borrowings under this agreement had interest at the current prime rate, and interest was payable monthly. The bank had the option to withdraw the commitment if we failed to comply with the covenants, if there was a material adverse change in our business, operations or condition, if we became insolvent or if other specified events or conditions have occurred. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million

12 of 41

credit line for one year from the original September 28, 2005 termination date, with terms substantially the same as the original. The credit line agreement expired on September 28, 2006 and we are currently negotiating with the Silicon Valley Bank to extend the credit Facility. We did not borrow against the credit line during the nine months ended December 31, 2006.

In September 2004, we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we made the first two of three annual lease payments of $82,000 in October 2004 and October 2005, respectively. In October, 2006, we terminated the original lease agreement and entered into a new agreement with Synopsys. The capitalized amount associated with the new lease is $362,000. Concurrently, we also entered into a capital lease agreement with Applied Wave Research, for which the capitalized amount is $34,000. The imputed interest rate for each of these leases is approximately 8%. Both leases have three year durations, with three annual lease and maintenance payments in October 2006, October 2007 and October 2008, totaling to $162,000 annually. The outstanding capital lease obligation as of December 31, 2006 was $264,000. Interest expense on the lease during the three and nine months ended December 31, 2006 was $1,000 and $6,000, respectively.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	December 31, 2006	March 31, 2006
Capitalized cost	$396	$246
Accumulated amortization	(22)	(123)

Net book value	$374	$123

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “Depreciation and amortization” on our Condensed Consolidated Statements of Cash Flows.

9. Short-Term Investments

Cash and cash equivalents represent cash and money market funds.

Short-term investments represent investments in certificates of deposit and debt securities with remaining maturities less than one year. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities have contractual maturities of 365 days or less and are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses on available for sale securities are included in other income, net. We monitor our investment portfolio for impairment on a periodic basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other than temporary, an impairment charge is recorded and a new cost basis for the investment is established. Net interest on securities classified as available for sale is also included in other income, net. The cost of securities sold is based on the specific identification method.

Short-term investments were as follows (in thousands):

	December 31, 2006	March 31, 2006
U.S. Agency notes	$—	$2,091
Corporate bonds, commercial paper and asset-backed securities	39,998	36,669
Certificates of deposit	—	1,198

	$39,998	$39,958

10. Inventories

The components of inventory consist of the following (in thousands):

	December 31, 2006	March 31, 2006
Work in process	$2,219	$2,784
Finished goods	4,007	2,724

	$6,226	$5,508

13 of 41

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

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for, the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at December 31, 2006. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

12. Significant Customers

A significant portion of our revenue is derived from a relatively small number of customers. For the three and nine months ended December 31, 2006, two original equipment manufacturer (OEM) customers each represented more than 10% of our net revenue for a combined total of 55% and 55% of our net revenue, respectively. For the three and nine months ended December 31, 2005, one OEM customer accounted for approximately 44% and 41% of our net revenue, respectively. In addition, two distributors accounted for approximately 21% and 17% our net revenue for the three and nine months ended December 31, 2006, respectively. One distributor accounted for approximately 12% and 13% of our net revenue for the three and nine months ended December 31, 2005, respectively.

13. Income Taxes

We recorded income tax provisions of $23,000 and $692,000 for federal, state and foreign income taxes for the three and nine months ended December 31, 2006, respectively. For the three and nine months ended December 31, 2005, we recorded income tax provisions of $52,000 and $129,000, respectively, for federal and state income taxes. Our effective tax rate differs from the statutory rate primarily due to IPR&D, amortization of purchased intangible assets and SFAS 123(R) stock-based compensation expense as well as our ability to utilize loss carry forwards and other credits, limited by alternative minimum tax provisions.

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets. Deferred tax assets are recognized based on the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize a benefit if a reassessment indicates that it is more likely than not that these benefits

14 of 41

will be realized. As of March 31, 2006, we determined that it is more likely than not that $2.7 million of the deferred tax asset will be utilized and accordingly we have reduced the valuation allowance by $2.7 million. The net deferred tax asset decreased to $2.2 million as of December 31, 2006 primarily due to lower income than expected in the first three quarters of fiscal 2007. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

14. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gains (losses) on our available for sale securities. Comprehensive income (loss) for the three and nine months ended December 31, 2006 and 2005 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$673	$2,527	$(25)	$5,030
Unrealized gain (loss) on available for sale securities	(5)	5	6	(9)
Foreign currency adjustment	(3)	—	(6)	—

Comprehensive income (loss)	$665	$2,532	$(25)	$5,021

15. Recent Accounting Pronouncements

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006, with early application preferable for the first interim period ending after November 15, 2006. We do not believe that the application of SAB 108 will have a material effect on our results of operations or financial position.

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

16. Subsequent Event

On January 24, 2007, we entered into agreement with SPEL Semiconductor Limited (“SPEL”), who currently provides packaging and testing of TDFN semiconductor devices for us, for SPEL to expand these services to include UDFN and uUDFN packages. As part of the agreement, we will purchase and consign to SPEL approximately $2.2 million of equipment in exchange for discounted pricing on SPEL packaging services. Once SPEL has provided us with cumulative discounts equal to the cost of the consigned equipment, title to the equipment will be transferred to SPEL.

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

15 of 41

Forward Looking Statements

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our plan to examine the significant goodwill we recorded from our acquisition of Arques Technology for impairment based on expected future return; (2) our view that we will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results; (3) our anticipation that our existing cash, cash equivalents and short term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (4) our having a target gross margin, net of stock-based FAS 123(R) compensation expenses, of 39% to 41%; (5) our expectation that our research and development expenses and sales, general and administrative expenses, in both instance net of stock-based FAS 123(R) compensation expenses, will improve toward our targets of 9 to 10% and 15 to 16%, respectively;(6) our expectation that our gross margin for the three months ending March 31, 2007, excluding SFAS 123R stock based compensation expense, will fall below our long-range target due to certain near term factors such as decreased revenues and a product mix shift to lower margin packaged parts from higher margin CSP parts. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience growth and whether such growth continues to require the devices we supply; our ability to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether there will be any changes in tax accounting rules; whether our sales will increase at a faster rate than our expenses; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Risk Factors, Item 1A of Part II. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

We design and sell application specific analog and mixed signal semiconductor products for high volume applications in the mobile handset, digital consumer electronics and personal computer markets. We are a leading supplier of Application Specific Integrated Passives (ASIP™) protection devices for mobile handsets that provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection and of low capacitance ESD protection devices for digital consumer electronics and personal computers. Both types of protection devices are typically used to protect various interfaces, both external and internal, used in our customers’ products. Our protection products are built using our proprietary silicon manufacturing process technology and provide the function of multiple discrete passive components in a single silicon chip. They occupy significantly less space, cost our customers less on a total cost of ownership basis, offer higher performance and are more reliable than traditional solutions based on discrete passive components. Some of these devices also include active circuit analog elements that provide additional functionality.

We also offer application specific active analog and mixed signal ICs for mobile handset displays including serial interface display controllers and white LED drivers. These products use industry standard silicon manufacturing process technology.

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

16 of 41

On September 15, 2006, we reincorporated in Delaware from being previously incorporated in California by merging into a newly-created wholly-owned Delaware corporation subsidiary.

Results of Operations

Net Sales

Net sales by market were as follows (in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2006	2005	$ Change	% Change	2006	2005	$ Change	% Change
Mobile handset	$12.7	$15.2	$(2.5)	(16)%	$37.4	$40.7	$(3.3)	(8)%
Digital consumer electronics and personal computers	5.0	4.4	0.6	14%	15.1	12.1	3.0	25%

Total	$17.7	$19.6	$(1.9)	(10)%	$52.5	$52.8	$(0.3)	(1)%

Sales from products for the mobile handset market decreased by 16% and 8% for the three and nine months ended December 31, 2006, respectively, compared to the corresponding periods a year ago. The decrease was primarily due to price decline and a shift in product mix towards lower priced products partially offset by an increase in volume. Sales from products for the digital consumer electronics and personal computer market increased by 14% and 25% for the three and nine months ended December 31, 2006, respectively, compared to the corresponding periods a year ago. The increase was primarily driven by increased sales of our low capacitance ESD products, reflecting continued strong adoption of our PicoGuard and MediaGuard devices.

Our average unit price declined approximately 12% and 14% on a constant mix of products sold during the three and nine months ended December 31, 2006, respectively, compared to the corresponding periods a year ago.

Units sold during the three and nine months ended December 31, 2006 increased to approximately 255 million units and approximately 685 million units, respectively, from approximately 229 million and 589 million units in the three and nine months ended December 31, 2005, respectively.

17 of 41

Comparison of Gross Margin and Expenses

The table below shows our net sales, cost of sales, gross margin and expenses, both in dollars and as a percentage of net sales, for the three and nine months ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2006		2005		2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$17,736	100%	$19,617	100%	$52,541	100%	$52,846	100%
Cost of sales	11,393	64%	12,363	63%	32,610	62%	33,493	63%

Gross margin	6,343	36%	7,254	37%	19,931	38%	19,353	37%
Research and development	1,903	11%	2,037	10%	6,129	12%	5,321	10%
Selling, general and administrative	4,349	25%	3,053	16%	12,610	24%	9,802	19%
In-process research and development	—	0%	—	0%	2,210	4%	—	0%
Amortization of purchased intangible assets	41	0%	—	0%	117	0%	—	0%
Restructuring expense	—	0%	(1)	0%	—	0%	59	0%
Other income, net	646	4%	414	2%	1,802	3%	988	2%

Income before income taxes	696	4%	2,579	13%	667	1%	5,159	10%
Income taxes	23	0%	52	0%	692	1%	129	0%

Net income (loss)	$673	4%	$2,527	13%	$(25)	0%	$5,030	10%

Stock-Based Compensation Expense

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee and director stock options and employee stock purchases under the ESPP based on estimated fair values. The following table summarizes stock-based compensation expense related to employee and director stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended December 31, 2006 which was expensed as follows (in thousands):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Cost of sales	$113	$347
Research and development	173	521
Selling, general and administrative	484	1,478

Stock-based compensation expense before income taxes	770	2,346
Tax benefit	—	—

Stock-based compensation expense, net of tax	$770	$2,346

18 of 41

Gross Margin

Gross margin decreased by $911,000 for the three months ended December 31, 2006 compared to the three months ended December 31, 2005 due to the following reasons:

Gross Margin Increase (Decrease), in thousands

Price change of products	$(2,383)
Volume of products	186
SFAS 123(R) stock-based compensation expense	(113)
Cost reduction and other	1,399

$(911)

Gross margin decrease was driven by a 12% price decrease due to lower prices and unfavorable change in product mix, slightly offset by volume increase. Cost reductions were the results of improved production efficiency as a result of process improvement and shifting production from higher to lower cost subcontractors.

Gross margin increased by $578,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005 due to the following reasons:

Gross Margin Increase (Decrease), in thousands

Price change of products	$(8,659)
Volume of products	3,009
SFAS 123(R) stock-based compensation expense	(346)
Cost reduction and other	6,574

$578

Gross margin increase was primarily driven by our cost reduction efforts and increase in the sales volume offset by lower prices. Cost reductions were the results of improved production efficiency as a result of process improvement and shifting production from higher to lower cost subcontractors.

Gross margin as a percentage of net sales decreased to 36% for the three months ended December 31, 2006 as compared to 37% for the three months ended December 31, 2005. Gross margin as a percentage of net sales increased to 38% for the nine months ended December 31, 2006 as compared to 37% for the nine months ended December 31, 2005. Excluding SFAS 123(R) stock-based compensation expense, our gross margin was 36% and 39% of sales for the three and nine months ended December 30, 2006 respectively. Our long-range gross margin target, excluding SFAS 123(R) stock-based compensation expense, remains 39% to 41%. However, our gross margin, excluding SFAS 123(R) stock based compensation expense, could fail to achieve this target range or could decline. In addition, we expect our gross margin for the three months ending March 31, 2007, excluding SFAS 123(R) stock based compensation expense, to fall below our long-range target due to certain near term factors such as decreased revenues and a product mix shift to lower margin packaged parts from higher margin CSP parts.

Research and Development. Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The decrease and increase in total research and development expenses for the three and nine months ended December 31, 2006, compared to the three and nine months ended December 30, 2005 respectively, was due to the following reasons:

Expense increase (decrease) compared to prior period (in thousands):	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Prototypes, tooling and other expenses	$(306)	$287
SFAS 123(R) stock-based compensation expense	173	521

	$(133)	$808

The decrease in prototypes, tooling, and other expenses for the three months ended December 31, 2006 was due to lower tooling expenses for protection products. For the three and nine months ended December 31, 2006, our research and development expenses, excluding SFAS 123(R) stock-based compensation expense, was 10% and 11% of sales, respectively. Our long term target for research and development expenses, excluding SFAS 123(R) stock-based compensation expense, is 9% to 10% of sales. We expect, based on our assumptions for future revenue growth that research and development expenses,

19 of 41

excluding SFAS 123(R) stock based compensation expense, will approximate this target. However, if our sales were to fail to grow or even decline in future periods, such research and development expenses could continue to represent more than 10% of sales.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The increase in selling, general, and administrative expenses for the three and nine months ended December 31, 2006 compared to the three and nine months ended December 31, 2005 was due to the following reasons:

Expense increase (decrease) compared to prior period (in thousands):	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
SFAS 123(R) stock-based compensation expense	$484	$1,478
Salary	195	442
Employee related	(23)	271
Other expenses	640	617

	$1,296	$2,808

The increase in salary expense was primarily due to added marketing, selling and administrative resources associated with the Arques acquisition. The increase in employee related expenses was due to increased travel in sales and marketing. For the three and nine months ended December 31, 2006, our selling, general and administrative expenses, excluding SFAS 123(R) stock-based compensation expense, was 22% and 21% of sales, respectively. Our long term target for selling, general and administrative expenses, excluding SFAS 123(R) stock-based compensation expense, is 15% to 16% of sales. We expect, based on our assumptions for future revenue growth that selling, general and administrative expenses, excluding SFAS 123(R) stock based compensation expense, will approximate this target. However, if our sales were to fail to grow or even decline in future periods, such selling, general and administrative expenses could continue to represent more than 16% of sales.

Amortization of Purchased Intangible Assets. Amortization of purchased intangible assets of $41,000 and $117,000 in the three and nine months ended December 31, 2006, respectively, was related to the Arques acquisition. There was no amortization of purchased intangible assets in the corresponding periods a year ago. For additional information regarding purchased intangibles, see Note 6 and Note 7 to the Condensed Consolidated Financial Statements.

In-Process Research and Development. IPR&D expense for the three and nine months ended December 31, 2006 of zero and $2.2 million, respectively, was related to the Arques acquisition and was zero in the corresponding periods a year ago. The value of acquired IPR&D was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with commercializing the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, post acquisition, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects had identifiable technological risk factors at the time of acquisition that indicated that even though successful completion was expected, it was not assured. IPR&D was entirely expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We do not expect future IPR&D expenses related to the Arques acquisition.

Restructuring Charges. On October 19, 2004 our Board of Directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The plan identified employees to be terminated, impaired assets and other shutdown costs. As of March 31, 2006, we had completed all activities associated with the Restructuring Plan. Restructuring expense was ($1,000) and $59,000 for the three and nine months ended December 31, 2005, respectively. There was no restructuring expense for three and nine months ended December 31, 2006.

Other Income, net. The increase in other income is primarily due to an increase in interest income from $436,000 and $1.1 million in the three and nine months ended December 31, 2005, respectively, to $661,000 and $1.9 million in the three and nine months ended December 31, 2006, respectively. The increase in interest income resulted from higher average interest rates and our having more cash as a result of positive cash flow from operations in the intervening periods partially offset by the cash outlay we made to acquire Arques. Interest expense and amortization of debt issuance costs decreased by approximately $5,000 and $36,000 in the three and nine months ended December 31, 2006, respectively, compared with the corresponding periods a year ago.

20 of 41

Income Taxes. For the three and nine months ended December 31, 2006, we recorded an income tax provision of $23,000 and $692,000, respectively, compared to $52,000 and $129,000 for the corresponding periods a year ago. Our effective tax rate was approximately 3% and 104% for the three and nine months ended December 31, 2006, respectively, as compared with 2% and 3% for the corresponding periods a year ago. Excluding certain acquisition costs, namely IPR&D and amortization of purchased intangible assets and excluding SFAS 123(R) stock based compensation expense, our effective tax rate was 2% and 13% for the three and nine months ended December 31, 2006, respectively. The effective tax rate differs from the statutory rate primarily due to our ability to utilize loss carryforwards and other credits, limited by alternative minimum tax provisions.

We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets. Deferred tax assets are recognized based on the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize a benefit if a reassessment indicates that it is more likely than not that these benefits will be realized. As of March 31, 2006, we determined that it is more likely than not that $2.7 million of the deferred tax asset will be utilized and accordingly we have reduced the valuation allowance by $2.7 million. The net deferred tax asset decreased to $2.2 million as of December 31, 2006 primarily due to lower income than expected in the first three quarters of fiscal 2007. We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

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

Inventory and Related Reserves

Forecasting customer demand is the factor in our inventory and related reserves policy that involves significant judgments and estimates. We establish a reserve for estimated excess and obsolete inventory based on a comparison of quantity and cost of inventory on hand and in process to management’s forecast of customer demand for the next twelve months. In forecasting

21 of 41

customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. We also use historical trends as a factor in forecasting customer demand, especially that from our distributors. We review our reserve for excess and obsolete inventory on a quarterly basis considering the known facts. Once a reserve is established, it is maintained until the product to which it relates is sold or otherwise disposed of. To the extent that our forecast of customer demand materially differs from actual demand, our cost of sales and gross margin could be impacted.

Accounting for leases

The rental expense on operating leases is recognized on a straight line basis over the lease term. The leasehold improvements made by us that are funded by landlord incentives or allowances under an operating lease are recorded as leasehold improvement assets and amortized over the lease term. The incentives are recorded as deferred rent and amortized as reductions to the rental expense over the lease term.

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

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures.

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

22 of 41

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

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. As of December 31, 2006, there were no accruals for settlement offers.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations.

Total cash, cash equivalents and short term investments as of December 31, 2006 were $49.1 million compared to $49.7 million as of March 31, 2006, a decrease of $0.6 million due to cash payments related to the Arques acquisition mostly offset by positive operating cash flow.

Despite a net loss of $25,000 for the nine months ended December 31, 2006, operating activities provided $6 million of cash primarily due to the non-cash charges for SFAS 123(R) stock-based compensation expense of $2.3 million, IPR&D of $2.2 million and inventory provision of $1.1 million, and also due to the increase in accounts payable and other current liabilities of $1.3 million. Operating activities provided $3.4 million of cash for the nine month period ended December 31, 2005, due primarily to net income of $5 million, non-cash charges that included depreciation and amortization of $957,000, increases to inventory reserves of $824,000, and an increase in accounts payable and other current liabilities of $792,000 which were reduced by an increase in accounts receivable of $3.5 million.

Accounts receivable remained relatively unchanged at $10.5 million at December 31, 2006 compared to $10.7 million at March 31, 2006.

Inventories increased approximately $0.7 million during the nine months ended December 31, 2006 primarily due to increased finished goods located at customers’ hubs as a result of lower hub pulls by customers.

Accounts payable and accrued liabilities totaled $10.9 million at December 31, 2006 compared to $9.1 million at March 31, 2006. The $1.8 million increase was primarily due to the timing of the payments to the vendors during December 2006 relative to March 2006.

23 of 41

Investing activities during the nine months ended December 31, 2006 used $7.5 million of cash, primarily due to the payments towards the purchase of Arques Technology and capital expenditures. Investing activities during the nine months ended December 31, 2005 used $14.4 million of cash, primarily as the result of net purchases of short-term investments partially offset by the $1.7 million of net proceeds from the sale of fixed assets.

Net cash provided by financing activities for the nine months ended December 31, 2006 was $788,000 and was the result of net proceeds from the issuance of common stock under our stock option plans and the ESPP. Net cash provided by financing activities for the nine months ended December 31, 2005 was $4.6 million and was primarily the result of the net proceeds from the exercise of common stock options and stock warrants and issuance of common stock under our employees stock purchase plan, partially offset by repayments of capital lease obligations.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, the bank provided a $15 million credit line. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibited our paying cash dividends. Borrowings under this agreement had interest at the current prime rate, and interest was payable monthly. The bank had the option to withdraw the commitment if we failed to comply with the covenants, if there was a material adverse change in our business, operations or condition, if we became insolvent or if other specified events or conditions have occurred. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date, with terms substantially the same as the original. At December 31, 2006, no amounts were outstanding under the credit line agreement, which had expired and which we are in the process of renewing.

The following table summarizes our contractual obligations as of December 31, 2006:

	Payments due by period (in thousands)
	1 year	2-3 years	4-5 years	More than 5 years	TOTAL
Capital lease obligations	$—	$264	$—	$—	$264
Operating lease obligations	96	730	476	—	1,302
Purchase obligations	488	46	—	—	534

TOTAL	$584	$1040	$476	$—	$2,100

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

As of December 31, 2006 we held $40 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair value of short term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital lease obligations and their fair value as of December 31, 2006. The fair value of our capital leases is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

24 of 41

At December 31, 2006	Periods of Maturity
	Fiscal 2007	Fiscal 2008	Thereafter	Total	Fair Value as of December 31, 2006
	(in thousands)
Liabilities:
Capital lease obligations	$—	$132	$132	$264	$264
Weighted average interest rate	8%			8%

We have little exposure to foreign currency risk as all of our sales and most of our expenditures are denominated in US dollars.

ITEM 4.	Controls and Procedures

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

(iii) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during our third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25 of 41

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

None

ITEM 1A.	Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, and in Part II, Item 1A of our Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2006 and September 30, 2006. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We incurred a quarterly loss on a GAAP basis during the first quarter of fiscal 2007, ending a string of four quarters of quarterly profit during fiscal 2006, which had been preceded by a loss in the quarter ended March 31, 2005, and quarterly losses for ten consecutive quarters beginning with the quarter ended March 31, 2001 and ending with the quarter ended June 30, 2003. While we returned to profitability in the second and third quarters of fiscal 2007, we may not be able thereafter to sustain profitability.

After seven quarters of profitability, we incurred a loss of $1.0 million for the quarter ended March 31, 2005. Prior to achieving profitability in the second quarter of fiscal 2004, we had been unprofitable for ten consecutive quarters, incurring a cumulative loss of $36.4 million more than doubling our accumulated deficit from $31.3 million to $67.7 million. We were then profitable for the four quarters during fiscal 2006 until we sustained a substantial GAAP loss of nine cents per share during the first quarter of fiscal 2007. This GAAP loss would have been a one cent per share profit but for the one time in-process research and development charge we incurred due to our acquisition of Arques Technology, Inc. We returned to profitability during the second and third quarters of fiscal 2007. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, personal computer and digital consumer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, and our continued ability to manage our operating expenses. In order to obtain and sustain profitability on a GAAP basis in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers or lose market share.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the third quarter of fiscal 2007, two customers in the mobile handset market represented 55% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.

26 of 41

During the third quarter of fiscal 2007, two distributors represented 21% of our net sales. If we were to lose these distributors, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

More than seventy percent of our revenues in the third quarter of fiscal 2007 were from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline. This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

The fastest growing market for our products has been the mobile handset market. A slowdown in the adoption of ASIPTM protection devices by mobile handset manufacturers would reduce our future growth in that market.

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

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our ASIP products sufficiently to be competitive. We have recently seen ceramic filters obtain significant design wins for low end applications in the mobile handset market. We have also seen the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. In the active analog device area, our competitors include Advanced Analogic Technologies, Inc., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., and Semtech Corp. In the display controller area, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

One of our competitive advantages for our mobile handset protection devices may be lessening as some of our customers choose to use plastic packages rather than chip scale packaging. This could lead to our customers purchasing products from our competitors rather than us or to our having to reduce prices, thereby decreasing our revenues.

27 of 41

Among our competitive advantages for our protection devices, which comprise the dominant portion of our products sold in the mobile handset market, has been our rapid adoption of chip scale packaging (CSP) with respect to which our early entry and high volume has allowed us to gain advantage over competitors. Certain customers have indicated a preference for the use of plastic packages rather than CSP and the relative percentage of our handset protection products using CSP packaging has declined by approximately 11% during nine months ended December 31, 2006 compared to the corresponding period a year ago. Should this preference become more widespread, then packaging could cease to give us a competitive advantage and could even become an area in which we are somewhat competitively disadvantaged, since some of our competitors have high volume internal packaging operations, unless we are able to match their capabilities and cost structure using merchant suppliers. This could lead to our losing sales or to reducing prices, thereby decreasing our revenues.

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

28 of 41

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

During the third quarter of fiscal 2007, international sales accounted for 93% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

29 of 41

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

During the third quarter of fiscal 2007, 30% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our dependence on a limited number of foundry partners and CSP ball drop contractors, and the limited capacity for plastic assembly and test subcontractors, exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners and CSP ball drop subcontractors as it would lead to significant increases in our costs. Currently, we have three foundry partners and rely on two CSP ball drop subcontractors. Some of our products are sole sourced at one of our foundry partners in China or Japan. CSP ball drop is a key step in the chip scale packaging used for the bulk of our mobile handset products. Currently, there are only a limited number of suppliers of this service and we currently use two of them. There is also a limited capacity of plastic assembly and test contractors, especially for TDFN and UDFN packaging, for which customer demand is increasing. Our ability to secure sufficient plastic assembly and test capacity, especially the fast ramping TDFN and UDFN offerings, may limit our ability to satisfy our customers’ demand. If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

30 of 41

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

We use foundry partners and assembly and test subcontractors in Asia, primarily in China, Japan, India, Thailand, and Taiwan for our products. Our dependence on these foundries and subcontractors involves the following substantial risks:

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

31 of 41

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

We are attempting to develop one or more new mixed signal integrated circuit products as well as PhotonIC products resulting from our acquisition of Arques, which have a higher development cost than our ASIP device products. This limits how many of such products we can undertake at any one time increasing our risk that such efforts will not result in a working product for which there is a substantial demand at a price which will yield good margins. We are engaging third parties to assist us with these developments and have also added personnel with new skills to our engineering group. These third parties and new personnel may not be successful. These new product developments involve technology in which we have less expertise which also increases the risk of failure. On the other hand, we believe that the potential payoff from these products makes it reasonable for us to take such risks. Even if our devices work as planned, we may not have success with them in the market. This risk is greater than with our ASIP device products because many of these new devices are product types for which we don’t have material customer traction or market experience.

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

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel. In the finance area, we have had significant recent turnover and lack of continuity which could be detrimental in the short-term to our business decision-making capability and to consistency in our financial reporting.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business. During fiscal 2006, we hired new vice presidents of engineering and sales and a material portion of our future success will depend upon their performance. In addition, we have recently replaced our three most senior finance positions—chief financial officer, corporate controller, and director of financial planning/operations controller— so our ability to train and integrate these persons is critical and the lack of continuity and institutional knowledge could be detrimental in the short-term to our business decision making capability and to consistency in our financial reporting.

32 of 41

We are dependent upon retaining key employees of recently acquired Arques Technology in order to realize many of the hoped-for benefits of the acquisition.

Many of Arques’ products are under development and our ability to realize revenue from the Arques assets is dependent upon Arques personnel remaining Company employees and successfully completing these products and helping integrate Arques technology into planned Company products. Many of these Arques personnel are located in Taiwan and are experiencing cultural differences in addition to being associated with an established company instead of a start-up. Should certain of the key former Arques employees choose to leave the Company, we might not be able to complete the Arques products under development and the planned Company products incorporating Arques technology, which could cause us to not realize expected revenue and could adversely affect the market for our stock.

When we acquired Arques Technology, Inc. in April, 2006, we recorded approximately $5.3 million as goodwill on our balance sheet. We may incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise.

When we acquired Arques Technology, Inc. in April, 2006, we recognized approximately $5.3 million as goodwill on our balance sheet. We acquired this company for several reasons, including obtaining additional products, a proven analog design team, and a more visible Asian presence, and therefore consider the acquisition to have been a success. However, under GAAP, we will need to incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise, which would be the case if our market capitalization no longer materially exceeded the book value of our assets. We are required to make such an assessment of our enterprise goodwill annually. Any such impairment charge will correspondingly decrease our profitability and could lead to a decline in our stock price.

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

33 of 41

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

34 of 41

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

We have in the past supplied products predominantly to Guidant and to a much lesser extent to Medtronic for use in implantable defibrillators and pacemakers, which help sustain human life. While we have not sold products into the Medical market since fiscal year 2005, large numbers of our products are or will be used in implanted medical devices, which could fail and expose us to claims. Should our products cause failure in the implanted devices, we may be sued and ultimately have liability, although under federal law Guidant and Medtronic would be required to defend and take responsibility in such instances until their liability was established, in which case we could be liable for that part of those damages caused by our willful misconduct or, in the case of Medtronic only, our negligence.

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. For example, starting with the first quarter of fiscal 2007, we implemented Financial Accounting Standards Board (“FASB”) financial accounting standard 123(R) for the accounting for share based payments. These regulations cause us to recognize an expense associated with our employee and director stock options and our employee stock purchase plan which will decrease our earnings. We have chosen to have lower earnings rather than not to use options as widely

35 of 41

for our employees, which we believe would have adversely impacted our ability to hire and retain key employees. During the third quarter fiscal 2007, we incurred approximately an extra $770,000 of expenses due to FAS 123(R), which is three cents per share. Another example may be FASB Interpretation 48 described in Note 15 which we are currently evaluating and which could impact our balance sheet or statement of operations in a material and adverse manner, for instance by causing us to recognize additional expense or to accrue an additional liability. There may be other future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

36 of 41

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

37 of 41

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

The following documents are filed as Exhibits to this report:

10.27*	Supplemental Employment Terms Agreement

10.28*	Executive Severance Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

38 of 41

The following documents are hereby incorporated by reference as Exhibits to this report:

3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2004.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23	Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.	Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

39 of 41

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: February 9, 2007	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

40 of 41

Exhibit Index

Exhibit Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2004.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23	Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.	Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement is filed herewith.

10.28*	Executive Severance Plan is filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

41 of 41