Form 10-K
period 2007-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2007-06-12
CIK 800460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-15449

CALIFORNIA MICRO DEVICES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2672609
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

490 North McCarthy Blvd #100, Milpitas, CA	95035
(Address of principal executive offices)	(Zip code)

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

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $84.9 million based on the closing price for the common stock on the NASDAQ National Market on such date. As of September 30, 2006, the number of shares of the Registrant’s common stock outstanding held by non-affiliates was 16,656,035. For purposes of this disclosure, common stock held by persons who hold more than 5% of the outstanding voting shares and common stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2007, the number of shares of the Registrant’s common stock, par value $0.001, outstanding was 23,200,110.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 24, 2007 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III.

Exhibit Index is on Page 71

Total number of pages is 82

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP for similar products will decline approximately 15% per year; (2) our having a target gross margin, net of FAS 123(R) expenses, of 39% to 41%; (3) our expectations that international sales will continue to represent a majority of our sales for the foreseeable future; (4) our belief that our existing facilities are adequate for our current and foreseeable future needs; (5) our expectation that our future environmental compliance costs will be minimal; (6) our expectation that the white LED driver and DDR memory voltage regulator products developed by Arques will contribute to an anticipated increase in our consolidated revenue in fiscal 2008 as compared to fiscal 2007; (7) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (8) our expectation not to pay dividends in the foreseeable future; (9) our plan to examine significant goodwill we recorded from our acquisition of Arques Technology for impairment at least annually; (10) our expectations for gross margin increases in fiscal 2008 starting in the second quarter and for revenue growth in fiscal 2008, both overall and in particular markets and for particular products; (11) our expectation to secure design wins for our serial interface display controller and white LED drivers and to generate revenue during fiscal 2008 from such design wins; and (12) our strategy, including our objectives, our intent to leverage our design expertise and application knowledge to expand our opportunities in core markets, and our intent to maintain our technology leadership through continuous enhancements of our existing products and introduction of new products. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our Tempe facility; whether we discover any further contamination at our Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

CALIFORNIA MICRO DEVICES CORPORATION

FORM 10-K

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

PART I

ITEM 1.    Business.

We design and sell application specific protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets. We are a leading supplier of protection devices for mobile handsets that provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection and of low capacitance ESD protection devices for digital consumer electronics and personal computers. Both types of protection devices are typically used to protect various interfaces, both external and internal, used in our customers’ products. Our protection products are built using our proprietary silicon manufacturing process technology and provide the function of multiple discrete passive components in a single silicon chip. They occupy significantly less space, cost our customers less on a total cost of ownership basis, offer higher performance and are more reliable than traditional solutions based on discrete passive components. Some of these devices also include active circuit analog elements that provide additional functionality.

We also offer application specific display electronic devices for the mobile handset display market that include high speed serial interface display controllers and white light emitting diode (LED) drivers. Our serial interface display controller products features the industry’s smallest solution form factor and unique audio and video features. Our white LED drivers provide an optimal voltage and current to illuminate white LEDs employed in mobile handsets as liquid crystal display (LCD) display backlights and camera flash applications. Our white LED drivers offer advantages including smaller form factors, lower cost structure and higher power efficiency when compared to competing solutions. Our display electronics devices are designed using industry standard active analog and mixed signal process technology.

Within the past five years, we have streamlined our operations and become completely fabless using independent providers of wafer fabrication services. We have focused our marketing and sales on strategic customers in our 3 core markets. As a part of this process, we have reduced the number of our actively marketed products from approximately 5,000 to approximately 170 while at the same time increasing units sold from 87 million units in fiscal 2002 to 877 million units in fiscal 2007.

End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

We have one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses.

We were incorporated in California in 1980 and have been a public company since 1986. On April 13, 2006, we acquired Arques Technology, Inc (“Arques”) and in the process, Arques Technology Taiwan, Inc became our sole subsidiary. On September 15, 2006, we reincorporated in Delaware after having been previously incorporated in California by merging into a newly-created wholly-owned Delaware corporation subsidiary.

Circuit Protection

Circuit protection devices are widely used in mobile handsets, digital consumer electronics and personal computers. The two most important protection functions are filtering out electromagnetic interference (EMI) and protecting against electrostatic discharge (ESD). The need for robust circuit protection has increased as data rates and processing speeds have increased resulting in the generation of increased levels of EMI and integrated circuits have become more susceptible to damage from ESD strikes as they have migrated to increasing finer process technologies. In addition, as the number of external and internal interfaces in these products has increased, the number of protection devices required has correspondingly increased.

The design of protection devices requires significant system design expertise and application knowledge combined with extensive circuit, device and process design skills. We have been developing and marketing EMI filters and ESD protection devices since the early 1990s and have introduced a number of major innovations in their design and application including interface protection devices for personal computers, EMI filters with ESD protection for mobile handsets which utilize chip-scale packaging or CSP, low capacitance ESD protection devices for high speed data interfaces and cost effective inductor / capacitor based EMI filters.

Display Electronics

As mobile handsets have incorporated increasingly higher resolution displays to enhance their multimedia capabilities, the traditional parallel data interface between the central processing unit or CPU and the display has become larger, consumed more power and generated more EMI. High speed serial interfaces solve many of these issues by reducing the number of electrical connections from as many as thirty to as few as four, making the LCD interface cable significantly smaller. Additionally, by utilizing low voltage differential signaling, power consumption is dramatically reduced and EMI is effectively eliminated. High speed serial interfaces including the Video Electronics Standard Association’s (VESA) Mobile Display Digital Interface (MDDI) standard for Code Division Multiple Access or CDMA and Wideband CDMA or WCDMA handsets and the Mobile Industry Processor Interface (MIPI) Alliance standard for GSM (Global System for Mobile communications) based handsets are expected to replace traditional parallel interfaces for high resolution displays in mobile handsets.

We began to develop high speed serial interface display controllers for mobile handsets in 2004. We introduced our first product, based upon the MDDI standard for CDMA and WDCMA handsets, in October 2006. Products in development include enhanced versions of this product as well as a serial interface display controller for the MIPI Alliance standard for GSM based handsets. Our products feature the industry’s smallest footprint, unique audio and video features and support for the control of other components in the display subsystem such as white LED backlight drivers and touch screen controllers.

In April 2006, we completed the purchase of privately held Arques Technology, a fabless manufacturer of innovative analog semiconductor devices headquartered in Santa Clara, California with offices in Taipei and Beijing. The acquisition provided us with additional analog engineering talent and white LED driver technology based upon both switching regulator and charge pump architectures. Our LED driver strategy is focused on LCD display backlighting and camera flash applications in mobile handsets. Our newest offerings utilize CSP and offer advantages including smaller footprints and lower cost and, in certain applications, greater power efficiency than competing solutions.

Our Target Markets

The three high volume markets on which we focus are the:

•

Mobile handset market.    According to iSuppli Corporation, there were 990 million mobile handsets sold globally in 2006, making mobile handsets the most widely adopted mobile devices today. By 2008, the number of mobile handsets sold globally is expected to grow to over 1.2 billion units.

•

Digital consumer electronics market, which includes products such as digital televisions, DVD players and recorders, and digital set top boxes. According to iSuppli Corporation, sales in 2006 for products in this market included 77 million digital televisions, 155 million DVD players and recorders and 96 million digital set top boxes. By 2008, these markets are expected to grow to 136 million digital televisions, 169 million DVD players and recorders and 142 million digital set top boxes.

•

Personal computer market, which includes notebook and desktop computers and peripherals such as printers and flat panel monitors. According to iSuppli Corporation, sales in 2006 for products in this market included 231 million desktop and notebook computers, 174 million printers and 120 million flat panel monitors. By 2008, these markets are expected to grow to 285 million desktop and notebook computers, 212 million printers and 165 million flat panel monitors.

The two major protection challenges facing designers of products for these markets are:

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

Traditional ESD protection devices typically have high capacitance levels that can distort high speed signals, compromising their integrity and interfering with the accurate transfer of information across those interfaces. The mobile handset, digital consumer electronics and personal computer markets are employing increasingly faster data interfaces to satisfy ever increasing performance and functionality requirements. These high speed data interfaces are particularly sensitive to ESD and high levels of capacitance that reduce signal integrity. This trend has created growing demand for a new class of cost effective, robust ESD protection devices that feature much lower levels of capacitance than traditional solutions.

In mobile handsets, both EMI filtering and ESD protection are commonly required for external interfaces while EMI is commonly required for internal interfaces such as flex cables connecting the baseband processor with the display and camera. The filtering requirements for the latter are especially stringent because of the increasing high data rates employed.

In digital consumer electronics products and personal computers and peripherals, ESD protection featuring very low capacitance levels is becoming essential due to the increasing adoption of high speed digital interfaces such as HDMI, Display Port and USB 2.0 to interconnect them.

Our Strategy

Our objective is to be a leading supplier of protection devices for the mobile handset, digital consumer electronics and personal computer markets, and of display electronics in the mobile handset market. Our strategy includes the following key elements:

Integration.    We utilize our design methodology and proprietary silicon process technology to replace multiple passive devices, and in some cases active analog devices, with a single, highly integrated protection device that significantly reduces component count, board space and solution cost. Many of our products feature both high performance EMI filters and ESD protection in a single integrated protection device. One of these protection devices, the CM1450, replaces 56 discrete components and provides industry leading attenuation performance with a low level of insertion loss, excellent signal integrity performance and robust ESD protection for displays and image sensor data interfaces on mobile handsets. Additionally, our protection devices for mobile handsets make extensive use of chip scale packaging (CSP), which allows the packaged part to be virtually as small as the die itself, as well as small form factor conventional packages. This allows our customers to develop products with a more compact form factor, enabling savings in board area of up to 90% in many cases.

Develop Application Specific Product Offerings.    We identify application specific passive device function requirements that are common across multiple high volume platforms within our core markets. We then design a highly integrated protection solution and market the device to multiple customers. We also apply this approach to the definition of our display electronics products.

Focus on High Unit Volume Applications.    Within our core markets we identify high volume applications that can be addressed effectively by our protection and display electronics devices. We work with top tier customers to identify specific product requirements for each of these applications.

Focus on Industry Leaders in Our Target Markets.    We target the market and technology leaders in each of our core markets. We have assigned senior direct sales personnel to cover these strategic accounts and work in concert with manufacturing sales representatives and distributors to provide comprehensive sales and technical support. To support our sales and product definition efforts most effectively, our internal marketing organization is aligned with our focus on the mobile handset, digital consumer electronics and personal computer markets and is staffed with people who have in-depth knowledge of those markets and related applications.

Broaden Product Offerings in Our Target Markets.    By expanding our portfolio of protection and display electronics devices, we try to meet a greater portion of our customers’ needs. We have successfully increased our presence in the mobile handset market by increasing our product offerings for that market to include white LED drivers and serial interface display controllers. We intend to continue to leverage our design expertise and application knowledge to expand our opportunities in our core markets.

Extend Technology Leadership.    We believe we have established a position as a technology leader in the development of protection devices. Our engineering team combines passive and active analog device design skills, application expertise, and silicon process technology expertise, which we believe enables us to introduce innovative products faster than our competitors and provide the broadest protection device offerings for our core markets. Our MediaGuardTM HDMI port protection devices and Praetorian® EMI filter devices, are examples of our technology innovation.

We intend to maintain and advance our technology leadership through continuous enhancement of our existing products and introduction of new products. We have also been an early adopter of key third party technology, such as CSP, in our products.

Leverage Benefits of CSP.    Wherever applicable we plan to offer our products in CSP to provide our customers with solutions that have lower cost and smaller footprints.

Provide Superior Customer Service.    Because of our tight focus, we believe that we can be more responsive to customer needs than our larger competitors.

Relentlessly Reduce Product Cost.    The markets on which we focus are extremely competitive so we place a high priority on continuing to lower the manufacturing cost of our products.

Benefits of Our Protection Devices

We design and sell protection devices to meet the needs of manufacturers in the mobile handset, digital consumer electronics and personal computer and personal computer peripheral markets described above. We believe our devices provide the following key benefits to our customers:

Higher Performance EMI Filtering.    Because of our design architectures, proprietary silicon process technologies and use of CSP technology, our family of application specific EMI filter products reduce unwanted signals over a wider range of frequencies than do discrete solutions or integrated solutions in traditional packages. In addition, we have recently introduced a family of EMI filters based on our proprietary Praetorian® inductor technology featuring lower insertion loss, higher cutoff frequencies and faster rolloff. This enables our customers to build increasingly more feature rich and higher performance products than they otherwise could.

More Robust ESD Protection with Lower Capacitance.    We produce a family of application specific ESD protection devices that provide robust ESD protection with very low capacitance levels. We believe our PicoGuard™ line of ESD protection devices, with one of the industry’s lowest levels of capacitance per channel, is the best solution available for high speed data bus architectures.

Lower Total Cost of Ownership.    The total cost of using passive devices in an electronic system includes the cost of assembly, testing, repair and rework, warranty, and the overhead associated with procuring and stocking multiple discrete passives from multiple vendors. Taking all of those elements into account, the total cost of implementing an integrated protection device is generally significantly less than that of the equivalent collection of discrete passive components even though the price of the device itself may be higher than the collective price of the discrete components it replaces. The CM1442 can provide as much as 70% total cost savings when compared to a comparable solution using 40 discrete passives.

Faster Time to Market.    We design application specific solutions that assist design engineers in introducing products to market quickly. Our solutions eliminate the need for engineers to design, layout and test their own solutions using multiple discrete components. For example, our MediaGuardTM protection device for the HDMI interface is a single protection device that integrates a total of 24 passive and active circuit elements to provide a complete, ready-to-use solution for low capacitance ESD protection, level translation, backdrive protection and overcurrent protection for digital consumer electronics products.

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

Application Specific Solutions.    Our product development and marketing efforts are based on an application specific approach to define high value protection devices and display electronics. Discrete passives are typically sold as commodity components that can be used by an end customer to serve a variety of requirements.

Historically, the end customer has needed to understand the application requirement, design the solution and select the proper components. Our approach offers significant advantages to the customer, including greater ease of design, reduced form factor, improved performance and reliability and lower total implementation cost.

Product Innovation.    In defining our protection devices and active analog devices, we seek opportunities to differentiate by providing innovative solutions that offer customers significant value compared to solution based or discrete devices. For example, our MediaGuardTM products combine low capacitance ESD protection with active analog components such as voltage level shifters, back drive and over current protection. In addition to offering a cost effective, small form factor single chip solution, our MediaGuardTM products feature desirable electrical specification that are difficult to achieve with discrete components. For example, MediaGuard’s integrated voltage level shifters operate with capacitance levels that are up to 90% lower than can be obtained with available discrete solutions. This feature substantially reduces the design complexity of a standard compliant HDMI design.

Proprietary Silicon Process Technology.    We have developed and continue to enhance proprietary silicon process technology optimized for our protection devices. For example, by modifying our zener process, we developed the advanced Centurion™ process and product architecture to produce a line of EMI filters with ESD protection that are optimized for high speed data interfaces such as those used in the latest image sensor and display interfaces in mobile handsets.

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

Outsourced Manufacturing of Our Products.    We have adopted a fabless manufacturing model for our protection devices and active analog devices that involves the use of one or more foundry partners to provide the wafer fabrication capacity needed for our products. Our proprietary silicon process technology used to make our protection products is compatible with the standard manufacturing processes offered by leading foundries. This has allowed us to transfer our processes to foundries for our exclusive use so that we can take advantage of the flexible capacity and lower total costs of the fabless business model. For our active analog devices, we utilize industry standard processes. In addition, since we utilize third party subcontractors for CSP ball drop, packaging, assembly, test and tape-and-reel we can also rapidly take advantage of low cost capacity when it develops and avoid the penalty of underutilization when demand is soft.

Products

EMI Filter with ESD Protection Devices for Mobile Handsets.    We offer a broad portfolio of protection devices for the mobile handset market that feature EMI filtering with ESD protection. Our protection products in this area are segmented by application and filter performance. We have developed applications specific filter solutions that are optimized to meet the EMI filtering requirements for data interfaces for a number of applications including: the LCD interface; imager module interface; the audio speaker and audio microphone interfaces; smart card interfaces such as Secure Digital (SD), Multimedia Card (MMC) and subscriber identification module (SIM) card interfaces; and dataport connectors for RS232 and USB interfaces. Within these applications, we offer filter solutions that are optimized for filter performance at various data rates. For example, our Praetorian® protection products are positioned to address the demanding EMI filtering requirements of high speed data interfaces required of high resolution color LCD displays and high resolution imager modules. In addition to EMI filters with ESD, we also offer a line of protection devices that provide only ESD protection for mobile handsets. These protection products provide ESD protection for a number of applications including keypad interfaces, battery terminals and antenna switches.

Low Capacitance ESD Protection Devices for Digital Consumer Electronics and Personal Computer Products.    Our PicoGuardTM family of ultra low capacitance ESD protection devices provides industry leading ESD protection at the lowest levels of output capacitance. They provide an optimal level of ESD performance while maintaining a high level of signal integrity for high speed data applications found in many computing and digital consumer products such as USB 2.0, gigabit Ethernet, DVI and Serial ATA. Our MediaGuardTM family of HDMI video port protector solutions features single chip solutions that integrate our PicoGuardTM ultra low capacitance ESD with active analog components that provide voltage level shifting, backdrive and overcurrent protection. With our exclusive PicoGuardTM technology, robust ESD protection is achievable with one of the industry’s lowest input capacitance ESD protection devices.

These devices are utilized in a variety of HDMI enabled applications including digital televisions, DVD players and recorders and digital set top boxes. Our MediaGuard™ products offer significant advantages over discrete solutions including ESD performance and ease in achieving compliant board designs for demanding HDMI compliance test requirements.

In aggregate our protection devices represented approximately 98% of our net sales in fiscal 2007.

Serial Interface Display Controllers.    The CM5100, our first serial interface display controller, based upon the MDDI standard, was introduced in October 2006. This device featured a die size that was up to 60% smaller than competing products and featured compelling audio and video features that enhance video playback and support broad interconnectivity and control of components in the display subsystem such as white LED backlight drivers and touch screen controllers. Products in development include a serial interface display controller that will support the upcoming Mobile Industry Processor Interface (MIPI) Alliance standard for GSM based handsets.

White LED Drivers.    The products that comprise our PhotonIC® family of white LED drivers include both charge pump and switching regulator based devices. These solutions address the display backlighting and LED camera flash applications within mobile handsets. The switching regulator based devices utilize FlexBoost®, an innovative power saving technology that allows designers to drive several asymmetrical strings of white LEDs, as well as an LED display, with the appropriate voltage on each channel using a single chip and a single inductor. The PhotonIC® family of white LED drivers makes extensive use of fine pitch CSP packaging. This allows us to feature products that offer significant value with respect to solution cost and board space requirements. Our CM9410 LED flash driver is up to 90% smaller and 50% less expensive than competing solutions that utilize traditional packaging.

Complementary Products for Digital Consumer Electronics Products.    We offer complementary products for digital consumer electronics applications primarily specialized power management products such as integrated solutions for DDR memory power management.

Customers

We target the market and technology leaders in each of our core markets. We use a direct sales force, manufacturers’ representatives and a network of distributors to sell our products. In fiscal 2007, approximately 68% of our net sales came from the sale of our products directly to original equipment manufacturers (OEMs), original design manufacturers (ODMs) and contract electronics manufacturers (CEMs); and 32% came from the sale of our products through distributors. In fiscal 2007, two OEM customers, Motorola and Samsung, and one distributor, Aeco Technology Co. Ltd. collectively contributed approximately 65% of our net sales. Other customers include LG Electronics, Sony Corporation, Flextronics International Limited, Pantech Co Limited, ACER Inc, Lenovo Group Limited, Thompson Genlis S.A, Kyocera Corporation, DELL Inc, TCL Corporation, AMOI Electronics and Hewlett Packard Limited.

Sales and Marketing

We concentrate our sales and marketing efforts on leading OEMs and ODMs that are considered market leaders in our core markets, particularly those where we believe we have the greatest opportunity to influence the industry. We work with existing and potential customers to identify protection devices and display electronics needs that our capabilities address and seek to have customers design our solutions into their products. We target high volume, application specific products that can be used by multiple customers and in multiple products.

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

International sales, based on the location where we shipped the product, accounted for 93% of net sales in fiscal 2007. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a majority of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.

Refer to ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations for information related to sales by geographic region.

Manufacturing

We use several wafer foundries in Asia and United States. We use third party independent subcontractors to perform assembly, testing and packaging of products. These partners are located in Thailand, China, Philippines, India, and Malaysia. A limited number of products ship to customers in wafer form and that processing takes place in China and Thailand. In October 2004, we discontinued manufacturing semiconductor wafers in our Tempe facility and subsequently sold the Tempe facility to Microchip Technology in June 2005. We have now completed the transition to a fully fabless business model.

At March 31, 2007 and March 31, 2006, approximately $1.7 and $1.8 million of our net fixed assets representing manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses, resided in Asia primarily in Thailand. In addition, a substantial portion of our inventory also resided in Asia as of March 31, 2007 and March 31, 2006.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and enhance their capabilities and performance, or to make them capable of being produced in multiple foundries. The majority of our design activity is conducted at our headquarters in Milpitas, California. We also have a small analog design center in Taiwan which contributes to the design efforts for our white LED drivers for the mobile handset market. We have continued to upgrade our engineering resource and plan to add additional engineers. We also use contract engineering services for certain specialized design work.

We spent approximately $8.0, $6.8 and $5.2 million on research and development activities in fiscal 2007, 2006 and 2005.

Intellectual Property

We rely on trade secrets, close customer relationships and being designed into our customers’ products to protect our market position. Our policy is to apply for patent protection for our unique products and manufacturing processes where that protection is warranted. As of March 31, 2007, we had been granted approximately 34 U.S. patents, a substantial portion of which relate to current and planned protection devices. Our patents are generally of limited importance to us due in part to the variety of our products versus the limited scope of our patents, the limited lifespan of certain of our products and the ability of our competitors to design around our patents. Process technologies are more often designated as trade secrets. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. We selectively register our mask works. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights. ASIP, Centurion, PicoGuard, MediaGuard, OptiGuard and our corporate logo are our trademarks and FlexBoost®, Praetorian®, and PhotonIC® are our registered trademarks.

Competition

Competition is based on a number of factors, including price, product performance, form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the core markets we serve. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. With respect to serial interface display controllers, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech. Our competitors for white LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., and Semtech Corp.

Our core markets are intensely competitive. Our products are generally not sold pursuant to long term contracts, enabling our customers to switch suppliers if they choose and making us more vulnerable to competitors. Our customers select vendors and products based on a number of factors including product specifications, price and the ability of a vendor to reliably provide high quality product in high volume on a timely basis. The weighting of these factors varies depending on the specific needs of a customer at any given point in time. Most of our competitors are larger, more vertically integrated and more diversified than we are and, in some cases, may have a lower cost structure than we do. We compete primarily on the basis of product innovation and responsiveness to changing needs of customer including both product specifications and delivery requirements. Also, since our manufacturing is totally outsourced we believe that in many cases we are able to move more quickly in adopting new manufacturing processes and in moving production to low cost locations. In addition, since we do not own our own manufacturing facilities we are not faced with their fixed costs when demand is low.

Backlog and Design Wins

At March 31, 2007, our backlog amounted to $8.7 million, compared with backlog of $13 million at March 31, 2006. Our backlog on a specific date represents firm orders received from customers for delivery within six months of that date. Our backlog at any particular time is not necessarily indicative of actual sales for any succeeding period because our customers can cancel their orders or change delivery dates at little or no cost to them. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

The number of design wins we have secured has increased during each of the past three fiscal years. While design win trends are a qualitative indicator of future revenue trends, design wins do not correlate directly with revenue, since they vary in size and in some cases may not result in revenue.

Inventory, Right of Return and Seasonality

Our practice is to carry a reasonable amount of inventory located at sub-contractors and customers’ hubs and to require our distributors to carry sufficient inventory in order to meet our customer’s delivery requirements in a manner consistent with industry standards. We typically plan our production and our inventory levels, and the inventory levels of our distributors, based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Therefore, we often order materials and at least partially completed products in anticipation of customer requirements.

In the last few years, there has been a trend toward vendor managed inventory among many large customers. In such situations, we do not recognize revenue until the customer draws product from that inventory or otherwise becomes obligated to retain our product. This imposes the burden upon us of carrying additional inventory that is stored on or near our customers’ premises and is subject in many instances to return to our premises if not used by the customer.

We permit customer and distributor returns under certain circumstances to remain competitive with current industry practices.

Our target markets, mobile handsets, digital consumer electronics and personal computers are typically subject to seasonal demand patterns. Demand for our products is typically strongest in our second and third fiscal quarters.

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

During the closure of our Milpitas facility in fiscal 2003, residual contaminants from our operations were detected in concrete and soil samples, which were remediated under a work plan approved by the California State Department of Toxic Substances Control (“DTSC”). The DTSC informed us in a letter dated February 3, 2005 that they had determined that the site does not pose a significant threat to public health and the environment. However, if other contaminants should later be found at the site, the DTSC or owner could attempt to hold us responsible. Similarly, our Tempe facility, which we closed in December 2004, is located in an area of documented regional groundwater contamination. In addition, with our closure of our Tempe facility, we have conducted environmental studies at the site that did not identify any issues, but should contaminants be found at the site at a later date, a government agency or future owner could attempt to hold us responsible. However, with the completion of our Milpitas site remediation and the closure of our Tempe facility during fiscal 2005, we now expect our environmental compliance costs to be minimal.

Employees

As of March 31, 2007, we had 107 full-time and part-time employees, including 40 in sales and marketing, 22 in research and development activities, 28 in production operations and 17 in administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

Website Access to Company Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our website at www.cmd.com as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also, copies of our annual report will be made available, free of charge, upon written request. The content on any website referred to in this Form 10-K is not incorporated by reference into this Form 10-K unless expressly noted.

ITEM 1A.    Risk Factors

We wish to caution the reader that the following important risk factors, and those risk factors described elsewhere in this report or our other Securities and Exchange Commission filings, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere.

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

We were almost breakeven in fiscal 2007, incurring quarterly losses in the first and fourth quarters and being profitable in the second and third quarters. We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial GAAP loss of nine cents per share during the first quarter of fiscal 2007. This GAAP loss would have been a one cent per share profit but for the one time in-process research and development charge we incurred due to our acquisition of Arques Technology, Inc. We returned to profitability during the second and third quarters of fiscal 2007, followed by a loss during fourth quarter of fiscal 2007. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, and our continued ability to manage our operating expenses. In order to obtain and sustain profitability on a GAAP basis in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers or lose market share.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During fiscal 2007, two customers primarily in the mobile handset market represented 54% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.

During fiscal 2007, one distributor represented more than 10% of our net sales. If we were to lose this distributor, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

We currently rely heavily upon a few target markets for the bulk of our sales. If we are unable to further penetrate the mobile handset, digital consumer electronics and personal computer markets, our revenues could stop growing and might decline leading us to reduce our investment in research and development and marketing.

Our revenues in recent periods have been derived from sales to manufacturers of mobile handsets, digital consumer electronics and personal computers and peripherals. In order for us to be successful, we must continue to penetrate the mobile handset, digital consumer electronics and personal computer markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets. For example, should growth not occur in the markets we have penetrated, our future revenues could be adversely impacted.

During fiscal 2007, 70% of our revenue was from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline. This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

We currently depend almost exclusively on our circuit protection devices for all of our revenue. Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices. For example, during fiscal 2007, 98% of our revenue was derived from such sales. With the acquisition of Arques and its product line of LED drivers and the introduction of our new serial device controller, we have several products which could help us reduce our dependence upon circuit protection devices, although for the next several years we expect the substantial bulk of our revenues to derive from circuit protection devices. Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

The fastest growing market for our products has been the mobile handset market. A slowdown in the adoption of protection devices by mobile handset manufacturers would reduce our future growth in that market.

Much of our revenue growth over the past three years has been in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.

The markets in which we participate are intensely competitive and our products are not sold pursuant to long term contracts, enabling our customers to replace us with our competitors if they choose.

Our core markets are intensely competitive. Our ability to compete successfully in our core markets depends upon our being able to offer attractive, high quality products to our customers that are properly priced and dependably supplied. Our customer relationships do not generally involve long term binding commitments making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depend upon our past performance for the customer, their perception of our ability to meet their future need, including price and delivery and the timely development of new devices, the lead time to qualify a new supplier for a particular product, and interpersonal relationships and trust. Furthermore, many of our customers are striving to limit the number of vendors they do business with and because of our small size and limited product portfolio they could decide to stop doing business with us.

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our protection products sufficiently to be competitive. We continue to see ceramic filters obtain significant design wins for low end applications in the mobile handset market. We have also seen the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. With respect to serial interface display controllers, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech. Our competitors for white LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., and Semtech Corp. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

One of our competitive advantages for our mobile handset protection devices may be lessening as some of our customers choose to use package devices rather than CSP. This could lead to our customers purchasing products from our competitors rather than us or to our having to reduce prices, thereby decreasing our revenues.

Among our competitive advantages for our protection devices, which comprise the dominant portion of our products sold in the mobile handset market, has been our rapid adoption of CSP with respect to which our early entry and high volume has allowed us to gain advantage over competitors.

Certain customers have indicated a preference for the use of plastic packages rather than CSP and the relative percentage of our handset protection products using CSP has declined by approximately 17% during fiscal 2007 as compared to last year. Should this preference become more widespread, then packaging could cease to give us a competitive advantage and could even become an area in which we are somewhat competitively disadvantaged, since some of our competitors have high volume internal packaging operations, unless we are able to match their capabilities and cost structure using merchant suppliers. This could lead to our losing sales or to reducing prices, thereby decreasing our revenues.

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

As of March 31, 2005, management identified, and the auditors attested to, material weaknesses in the Company’s internal control over financial reporting in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable. Although management believed it had subsequently remediated these material weaknesses, it was later discovered that they continued through the third quarter of fiscal 2006. Management subsequently assessed and determined, and the auditors attested, that these material weaknesses had been remediated as of March 31, 2006, and 2007. However, should we or our auditors discover that we have a material weakness in our internal control over financial reporting at another time in the future, especially considering that we have had material weaknesses in the past which we incorrectly believed had been remediated, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could require us to restate them. Such restatement could have adverse consequences on our stock price, potentially limiting our access to financial markets.

During our internal control assessment as of March 31, 2005, we determined that we had two material weaknesses in our internal controls. One common link in our two restatements and our continuing material weakness involves difficulties with our inventory costing system and operating expense determinations due to accounts payable issues at the end of a fiscal period.

While the design and operation of our new Oracle ERP system combined with our new clerical personnel, enhanced training, and management oversight, and the other remediation steps we took helped us improve our internal control over our business and financial processes to the extent we concluded in our assessments for fiscal 2007 and 2006 that we no longer had any material weaknesses, there can be no assurance that we will nonetheless not have an error in our financial statements. Such an error, if material, could require their restatement, having adverse effects on our stock price, potentially causing additional expense, and could limit our access to financial markets.

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

As mobile handset protection devices penetration increases, our revenues will become increasingly susceptible to macroeconomic cycles because our revenue growth may become more dependent on growth in the overall market rather than primarily on increased penetration, as has been the case in the past.

Our reliance on foreign customers could cause fluctuations in our operating results.

During fiscal 2007, international sales accounted for 93% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

During fiscal 2007, 32% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our dependence on a limited number of foundry partners and CSP ball drop contractors, and the limited capacity for plastic assembly and test subcontractors, exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners and CSP ball drop subcontractors as it would lead to significant increases in our costs. Currently, we have three foundry partners and rely on two CSP ball drop subcontractors. Some of our products are sole sourced at one of our foundry partners in China or Japan. CSP ball drop is a key step in the CSP used for the bulk of our mobile handset products. Currently, there are only a limited number of suppliers of this service and we currently use two of them. There is also a limited capacity of plastic assembly and test contractors, especially for TDFN and UDFN packaging, for which customer demand is increasing. Our ability to secure sufficient plastic assembly and test capacity, especially the fast ramping TDFN and UDFN offerings, may limit our ability to satisfy our customers’ demand. If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

We have consigned substantial equipment at our foreign subcontractors in order to obtain price concessions. We are at risk for this equipment should the foreign subcontractor go out of business.

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors. For example, we have $0.6 million of test and packaging equipment on consignment in India and $1.6 million of test equipment on consignment in Thailand as of March 31, 2007. Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment. Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books. Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

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

We are attempting to develop one or more new mixed signal integrated circuit products as well as PhotonIC® products resulting from our acquisition of Arques, which have a higher development cost than our protection device products. This limits how many of such products we can undertake at any one time increasing our risk that such efforts will not result in a working product for which there is a substantial demand at a price which will yield good margins. We are engaging third parties to assist us with these developments and have also added personnel with new skills to our engineering group. These third parties and new personnel may not be successful. These new product developments involve technology in which we have less expertise which also increases the risk of failure. On the other hand, we believe that the potential payoff from these products makes it reasonable for us to take such risks. Even if our devices work as planned, we may not have success with them in the market. This risk is greater than with our protection device products because many of these new devices are product types for which we don’t have material customer traction or market experience.

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

Our ability to realize revenue from the Arques assets is dependent upon Arques personnel remaining Company employees and successfully completing the products under development and helping integrate Arques technology into planned Company products. Many of these Arques personnel are located in Taiwan and are experiencing cultural differences in addition to being associated with an established company instead of a start-up. Should certain of the key former Arques employees choose to leave the Company, we might not be able to complete the current products under development and the planned Company products incorporating Arques technology, which could cause us to not realize expected revenue and could adversely affect the market for our stock.

We may not be successful in selling white LED driver products which were designed by Arques Technology or which we subsequently develop based on their technology. This would reduce incremental income we are planning to obtain.

We have previously not marketed a white LED driver. We now are starting to market a family of white LED drivers resulting from our acquisition of Arques Technology. The market for white LED drivers for mobile handsets is intensely competitive with a growing number of new entrants. We may be unsuccessful in developing and offering products that leverage our customer relationships and are sufficiently attractive to become a viable vendor for white LED drivers.

When we acquired Arques Technology, Inc. in April, 2006, we recorded approximately $5.3 million as goodwill on our balance sheet. We may incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise.

When we acquired Arques Technology, Inc. in April, 2006, we recognized approximately $5.3 million as goodwill on our balance sheet. We acquired this company for several reasons, including obtaining additional products, a proven analog design team, and a more visible Asian presence, and therefore consider the acquisition to have been a success. However, under GAAP, we will need to incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise, which would be the case if our market capitalization no longer materially exceeded the book value of our assets or product development is discontinued. We are required to make such an assessment of our enterprise goodwill at least annually. Any such impairment charge will correspondingly decrease our profitability and could lead to a decline in our stock price.

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones. For example, starting with the first quarter of fiscal 2007, we implemented Financial Accounting Standards Board (“FASB”) financial accounting standard 123(R) for the accounting for share based payments. These regulations cause us to recognize an expense associated with our employee and director stock options and our employee stock purchase plan which will decrease our earnings. We have chosen to have lower earnings rather than not to use options as widely for our employees, which we believe would adversely impact our ability to hire and retain key employees. During fiscal 2007, we incurred approximately an extra $3,071,000 of expenses due to FAS 123(R), which is 13 cents per share. Another example may be FASB Interpretation 48 described in Note 2 which we are currently evaluating and which could impact our balance sheet or statement of operations in a material and adverse manner, for instance by causing us to recognize additional expense or to accrue an additional liability. There may be other future changes in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on hiring and many other aspects of our business that would affect our ability to compete, both nationally and internationally.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 versus our prior financial audit only fees on internal control documentation, testing, and auditing to complete our first annual review associated with filing of 10-K for the year ended March 31, 2005 to comply with section 404 of the Sarbanes-Oxley Act. We also spend a significant but not separately determinable amount in fiscal 2007 and fiscal 2006 in internal control documentation, testing, and auditing. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Market tier of The NASDAQ Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the NASDAQ Stock Market:

	Common Stock
Fiscal 2007	Q1	Q2	Q3	Q4
High	$8.10	$5.49	$5.72	$5.42
Low	$3.92	$3.51	$4.18	$4.42

Fiscal 2006
High	$5.83	$8.89	$9.39	$7.91
Low	$3.92	$5.59	$6.51	$5.90

No dividends were paid in fiscal 2007 or 2006. We expect to continue that policy in the foreseeable future. Our credit line with Silicon Valley Bank which expired on September 30, 2006 had prohibited our paying cash dividends. Upon expiry of our credit line, we have no such restrictions. As of May 31, 2007 there were 1,427 holders of record of our common shares and a substantially greater number of beneficial owners.

We did not repurchase any of our outstanding shares or other securities during the fourth quarter of fiscal 2007, nor did we issue any securities that had not been registered under the Federal Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided to shareholders on California Micro Devices Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index, the S & P 500 index and the S & P Information Technology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 3/31/2002 and its relative performance is tracked through 3/31/2007. (California Micro Devices has not historically paid dividends.)

	3/02	3/03	3/04	3/05	3/06	3/07
California Micro Devices Corporation	100.00	90.80	307.82	116.09	181.84	107.59
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
S & P 500	100.00	75.24	101.66	108.47	121.19	135.52
S & P Information Technology	100.00	67.34	97.01	94.60	107.39	110.72

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.    Selected Financial Data.

The selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2007		2006		2005		2004		2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$68,006		$70,241		$65,869		$59,560		$42,184
Income (loss) before income taxes	$546	(1)	$7,460		$4,167	(3)	$3,572	(4)	$(6,491	)(5)
Net income (loss)	$(81	)(1)	$10,035	(2)	$4,042	(3)	$3,572	(4)	$(6,491	)(5)
Net income (loss) per share:
Basic	$(0.00)		$0.45	(2)	$0.19		$0.20		$(0.44)
Diluted	$(0.00)		$0.44	(2)	$0.18		$0.19		$(0.44)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49,024		$49,746		$36,075		$20,325		$4,513
Working capital	$55,258		$57,858	(2)	$40,562		$19,621		$4,721
Total assets	$75,883		$73,732	(2)	$57,677		$41,127		$25,405
Long-term obligations	$303		$8		$111		$4,717		$8,308
Total shareholders’ equity	$66,046		$61,872		$46,661		$22,118		$7,795

(1)	Includes $3.1 million of FAS 123R expense and $2.2 million of IPR&D expense. See Note 8 and Note 17 of Notes to Financial Statements.
(2)	Includes $2.7 million of partial release of valuation allowance against deferred tax assets. See Note 14 of Notes to Financial Statements.
(3)	Includes $1.3 million of restructuring and asset impairment charges. See Note 7 of Notes to Financial Statements.
(4)	Includes $1.0 million of charges related to realigning and reducing internal manufacturing operations.
(5)	Includes reversal of $0.2 million of restructuring charges.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP for similar products will decline approximately 15% per year; (2) our having a target gross margin, net of FAS 123(R) expenses, of 39% to 41%; (3) our expectations that international sales will continue to represent a majority of our sales for the foreseeable future; (4) our belief that our existing facilities are adequate for our current and foreseeable future needs; (5) our expectation that our future environmental compliance costs will be minimal; (6) our expectation that the white LED driver and DDR memory voltage regulator products developed by Arques will contribute to an anticipated increase in our consolidated revenue in fiscal 2008 as compared to fiscal 2007; (7) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (8) our expectation not to pay dividends in the foreseeable future; (9) our plan to examine significant goodwill we recorded from our acquisition of Arques Technology for impairment at least annually; (10) our expectations for gross margin increases in fiscal 2008 starting in the second quarter and for revenue growth in fiscal 2008, both overall and in particular markets and for particular products; (11) our expectation to secure design wins for our serial interface display controller and white LED drivers and to generate revenue during fiscal 2008 from such design wins; and (12) our strategy, including our objectives, our intent to leverage our design expertise and application knowledge to expand our opportunities in core markets, and our intent to maintain our technology leadership through continuous enhancements of our existing products and introduction of new products. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our Tempe facility; whether we discover any further contamination at our Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this discussion, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report.

Executive Overview

We have one operating segment and primarily serve mobile handset, digital electronics and personnel computer markets. We are a leading supplier of protection devices for mobile handsets that provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection and of low capacitance ESD protection devices for digital consumer electronics and personal computers. We also offer display electronics ICs for mobile handset displays including serial interface display controllers and white LED drivers. End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products. We use foundry partners and assembly and test subcontractors located in foreign countries including Thailand, China, Japan, India, Philippines and Taiwan, for our products. Most of our physical assets are located outside the United States including product inventories and manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses.

Industry Overview

The semiconductor industry is characterized by rapid technological change, price erosion, periodic oversupply conditions, occasional shortages of materials, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Market disruptions caused by new technologies, entry of new competitors into markets we serve, and other factors introduce volatility into our operating performance and cash flow from operations.

Fiscal 2007 key financial highlights

The following are key financial highlights;

Net Sales of $68.0 Million: Our net sales were $68.0 million in 2007, down 3.2% from $70.2 million in 2006 primarily due to reduced sales in the mobile handset market partially offset by an increase in sales in the digital consumer electronics and personal computer market.

Gross Margin of $25.2 Million: Our gross margin was $25.2 million (37.1% of our net sales) in fiscal 2007 as compared to gross margin of $26.2 million (37.3% of our net sales) a year ago.

Net Loss that rounds to $0.00 per Share: Our net loss was $81,000 which rounds to a net loss per share, basic and diluted, of $0.00 in fiscal 2007. Our net income per share, basic and diluted, was $0.45 and $0.44 respectively in fiscal 2006.

Cash Provided by Operating Activities of $6.7 Million: We generated operating cash inflow of $6.7 million in fiscal 2007 and $7.0 million in fiscal 2006.

Net Cash* Position: We ended the fiscal year 2007 with a net cash position of $49.0 million as compared to $49.7 million, a year ago. Despite our cash outflows for our acquisition of Arques and investment in test and packaging equipment consigned to SPEL of approximately $7 million and $1 million, respectively, during fiscal 2007, our net cash position remained at a level consistent with the last year.

*	Net Cash = Cash and cash equivalents + Short-term investments

Major Accomplishments in Fiscal 2007

In fiscal 2007 we experienced 61% growth in low capacitance ESD revenue, representing 13% of total revenue in fiscal 2007. We introduced second generation MediaGuard™ port protection devices, introduced a serial interface display controller for mobile handsets with initial design wins including the first for our new serial interface display controller from a top five mobile handset manufacturer and an expansion of leadership Praetorian line of EMI filters with the most compact footprint for mobile handsets.

We continued to invest in new products and are committed to investing in research, development and engineering in order to provide our customers with a new generation of products. We set a new record in fiscal 2007 with 1,716 design wins, up 20% from fiscal 2006.

We acquired Arques during the first quarter of fiscal 2007. The acquisition added a new product line of white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics products, leveraging Arques’ proprietary FlexBoost® technology. These product lines are expected to contribute to an anticipated increase in our consolidated revenue in fiscal 2008 as compared to fiscal 2007. Additionally, our research and development capabilities have been enhanced with the added expertise of Arques’ workforce. See “Note 8: Business Combinations” for further details.

We entered into a joint investment with SPEL Semiconductor to expand cost effective assembly and test capacity for packaged devices.

Future Outlook

Based on our analysis of future customer needs and our recent and anticipated design wins, we expect revenue in fiscal 2008 to grow compared to fiscal 2007. We expect the market for mobile handset protection devices to grow in fiscal 2008 and to be able to stabilize or increase our share of that market. We also believe that demand for our low capacitance ESD protection devices used in digital TVs, other digital consumer electronics products and personal computers will continue to grow. Finally, we expect to be able to secure design wins for our serial interface display controller and white LED drivers for mobile handsets and generate revenue from those design wins in fiscal 2008.

We expect gross margin to increase on a sequential basis during fiscal 2008 starting in the second quarter as we implement a variety of cost reductions including migration from six inch to eight inch wafers, more cost effective process technologies and the use of lower cost assembly and test vendors for packaged parts.

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net income, both in dollars and as a percentage of net sales, for fiscal 2007, 2006 and 2005 (in thousands):

	Year Ended March 31,
	2007		2006		2005
	Amount	% of Net Sales	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$68,006	100.0%	$70,241	100.0%	$65,869	100.0%
Cost of sales	42,790	62.9%	44,068	62.7%	42,085	63.9%

Gross margin	25,216	37.1%	26,173	37.3%	23,784	36.1%
Research and development	7,977	11.7%	6,817	9.7%	5,181	7.9%
Selling, general and administrative	16,757	24.6%	13,348	19.0%	13,240	20.1%
In-process research and development	2,210	3.2%	—	0.0%	—	0.0%
Amortization of purchased intangible assets	158	0.2%	—	0.0%	—	0.0%
Restructuring	—	0.0%	39	0.1%	1,325	2.0%
Other income, net	(2,432)	-3.6%	(1,491)	-2.1%	(129)	-0.2%

Income before income taxes	546	0.8%	7,460	10.6%	4,167	6.3%
Income taxes/(benefit)*	627	0.9%	(2,575)	-3.7%	125	0.2%

Net income	$(81)	-0.1%	$10,035	14.3%	$4,042	6.1%

*	Includes $2.7 million of partial release of valuation allowance against deferred tax assets for fiscal 2006.

(See Note 14 of Notes to Financial Statements.)

Net Sales

Net sales by market were as follows (in millions):

	Year Ended March 31,			$ Change		% Change
	2007	2006	2005	2007 over 2006	2006 over 2005	2007 over 2006	2006 over 2005
Mobile handset	$47.3	$53.3	$39.3	$(6.0)	$14.0	-11%	35%
Digital consumer electronics and personal computers	20.7	16.9	15.1	3.8	1.8	22%	13%

Total core market	68.0	70.2	54.5	(2.2)	15.8	-3%	29%

Medical and other products	—	—	11.5	—	(11.5)	0%	-100%

Total	$68.0	$70.2	$65.9	$(2.2)	$4.3	-3%	7%

% OF REVENUE
Mobile Handsets	70%	76%	60%
Digital consumer electronics and personal computers	30%	24%	23%
Medical and other products	0%	0%	17%

	100%	100%	100%

Fiscal 2007 versus 2006

Net sales for fiscal 2007 were $68.0 million, a decrease of $2.2 million or 3% from the $70.2 million of net sales in fiscal 2006. Sales from products for the mobile handset market decreased by $6 million (or 11%) for fiscal 2007 as compared to fiscal 2006 as a result of increased competition, lower demand from one of our major customers and decline in ASP of our products. Sales from products for the digital consumer electronics and personal computer market increased to $20.7 million in fiscal 2007 from $16.9 million in fiscal 2006, up by $3.8 million (or 22%), which was primarily driven by increased sales of our low capacitance ESD products.

Our overall ASP declined to $0.08 in fiscal 2007 from $0.09 in fiscal 2006. Of this decline, approximately 13% represented the weighted average price decline on a constant mix of products that were sold in both periods and the remaining 1% of the decline was due to changes in product mix. In the future we expect our ASP for similar products based on a constant mix to decline at a rate of approximately 15% per year. However, we expect higher ASP of our new products to help offset this trend.

In fiscal 2007 the number of units sold increased to 877 million units from 792 million units in fiscal 2006. However, there was a marked shift from CSP to package parts in shipments of our products for the mobile handset market during fiscal 2007. Sales of packaged parts for the mobile handset market increased to 23% in 2007 from 8% in 2006.

Fiscal 2006 versus 2005

Net sales for fiscal 2006 were $70.2 million, an increase of $4.3 million or 7% from the $65.9 million of net sales in fiscal 2005. Sales from products for the mobile handset market increased $14.0 million (or 35%) for fiscal 2006 as compared to fiscal 2005, primarily as a result of increased penetration (as measured by the average number of our parts per handset shipped), and secondarily as a result of market growth which offset declines in ASP. Sales from products for the digital consumer electronics and personal computer market were up by 13% for fiscal 2006 compared to fiscal 2005, which was primarily driven by increased sales of our low capacitance ESD protection products. Our revenue growth in our core markets came primarily from existing products, and secondarily from new products. The absence of product sales in non-core markets was the result of our discontinuing those products during the fourth quarter of fiscal 2005. As a result our sales in these markets declined from $11.5 million in fiscal 2005 to zero in fiscal 2006. The increased sales in products for our core markets exceeded the sales we lost due to exiting our non-core markets in fiscal 2006.

Our overall ASP declined to $0.09 from $0.11 during fiscal 2006 compared to fiscal 2005. Of this decline, approximately 15% represented the weighted average price decline on a constant mix of products that were sold in both periods and the remaining 6% of the decline was due to changes in product mix.

In fiscal 2006 number of units sold increased to approximately 792 million units from approximately 485 million units in fiscal 2005.

Sales by Region

Net sales by geographic region were as follows (in millions), based on where we ship our products rather than where the customers’ headquarters are located:

	YEAR ENDED MARCH 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$28.2	41%	$32.6	46%	$18.8	29%
Korea	16.5	24%	14.6	21%	11.1	17%
Taiwan	10.4	15%	9.2	13%	11.1	17%
Singapore	6.7	10%	8.6	12%	6.7	10%
Japan and others	0.6	1%	0.4	1%	0.5	1%

Total Asia Pacific	62.4	92%	65.4	93%	48.2	74%
United States	4.4	7%	3.8	5%	16.8	25%
Canada, Mexico and Brazil	0.2	0%	—	0%	0.3	0%

Total Americas	4.6	7%	3.8	5%	17.1	25%
Europe	1.0	1%	1.0	2%	0.6	1%

Total net sales	$68.0	100%	$70.2	100%	$65.9	100%

Fiscal 2007 versus 2006

International sales decreased from 95% of our net sales in fiscal 2006 to 93% in fiscal 2007. In fiscal 2007, revenue from the China region was approximately 41% of our total sales as compared to 46% a year ago primarily as a result of lower demand from one of our major customers. We expect that our international sales will continue to represent a majority of our sales in the foreseeable future.

Fiscal 2006 versus 2005

International sales increased from 75% of our net sales in fiscal 2005 to 95% in fiscal 2006. In fiscal 2006 our China region’s revenue was approximately 46% of our total sales and continued to be our fastest growing region, increasing 73% compared to fiscal 2005 and reflecting a strong supply chain base of our customers in that region. The decline in sales in our Americas region in fiscal 2006 compared to fiscal 2005 reflected our discontinuing medical and other non-core products in late fiscal 2005.

Gross Margin

Fiscal 2007 versus 2006

Gross margin decreased by $1.0 million in fiscal 2007 to $25.2 million from $26.2 million in fiscal 2006 due to the following reasons:

Gross margin increase (decrease), in millions
Price change of products based on a constant mix for core markets	$(10.3)
Cost reductions of products based on a constant mix for core markets and other factors	6.9
Volume and mix of products	2.9
FAS 123(R) employee stock based compensation expense	(0.5)

$(1.0)

The gross margin decrease was driven by decrease in prices of our products for core markets and recognition of FAS 123(R) stock based compensation expense during fiscal 2007 partially offset by the increase in the volume of products sold, cost reductions and similar other factors.

Our overall ASP declined to $0.08 in fiscal 2007 from $0.09 in fiscal 2006. Of this 14% decline, approximately 13% represented the weighted average price decline on a constant mix of products that were sold in both periods and the remaining 1% of the decline was due to changes in product mix.

The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors and continued improvement in our assembly, testing and packaging processes.

The gross margin increase from volume of products for our core markets was primarily driven by a 32% increase in sales of our products used in digital consumer electronic and personal computing product and a 8% increase in sales of products used in mobile handsets for fiscal 2007. In fiscal 2007 unit sales increased to approximately 877 million units from approximately 792 million units in fiscal 2006.

We recognized employee stock based compensation expense in fiscal 2007 in accordance with FAS 123(R) beginning on April 1, 2006. As a result of FAS 123(R), our cost of sales increased by approximately $0.5 million in fiscal 2007 as compared to fiscal 2006.

Gross margin as a percentage of net sales decreased slightly to 37.1% in fiscal 2007 as compared to 37.3% in fiscal 2006. Excluding FAS 123(R) expense, our gross margin was 37.8% of sales for the year ended March 31, 2007. Our long-range gross margin target, excluding FAS 123(R) expense, remains 39% to 41%. However, our gross margin, excluding FAS 123(R) expense, could fail to achieve this target range or could decline.

Fiscal 2006 versus 2005

Gross margin increased by $2.4 million in fiscal 2006 to $26.2 million from $23.8 million in fiscal 2005 due to the following reasons:

Gross margin increase (decrease), in millions
Price change of products for core markets	$(12.0)
Volume of products for core markets	11.9
Cost reductions of products for core markets and other factors	2.5

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

Research and Development

Research and development expenses consist primarily of compensation and other related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The changes in research and development expenses for fiscal 2007 compared to fiscal 2006, and for fiscal 2006 compared to fiscal 2005, were as follows:

	Fiscal 2007 compared to Fiscal 2006	Fiscal 2006 compared to Fiscal 2005
Expense increase (decrease) compared to prior fiscal year (in thousands):
Outside services	$(366)	$736
Process engineering/allocated expenses	52	396
Other expenses	73	194
Prototypes	655	114
Salaries and benefits	65	108
Bonus expense	(1)	88
FAS 123R	683	—

	$1,161	$1,636

Fiscal 2007 versus 2006

Excluding FAS 123(R) employee stock-based compensation expense, research and development expenses increased by $0.5 million during fiscal 2007 as compared with fiscal 2006, primarily due to increase in our product design and development efforts specifically for new products in mobile handset market. Salaries and benefits, prototypes and other related research and development expenses increased as we hired additional engineers and incurred costs in order to increase our in-house product development activities. Outside service expenses decreased in fiscal 2007 as compared with the last year due to a decline in outsourced development for our Serial Interface Display Controller.

As a percentage of sales, research and development expenses, excluding FAS 123(R) expense, increased from 9.7% in fiscal 2006 to 10.7% in fiscal 2007.

Fiscal 2006 versus 2005

Outside services increased in fiscal 2006 as compared to fiscal 2005 primarily due to outsourced design services for new products. Process engineering expenses increased in fiscal 2006 due to requirements related to new R&D projects in fiscal 2006. Salaries and benefits increased in fiscal 2006 due to higher salary expenses and additional expenses associated with changes in the executive management of design. As we continued to increase R&D activities, we increased prototype material spending in each of fiscal 2006. Bonus expense increased in fiscal 2006 due to company performance compared to the performance target in each year’s plan.

As a percentage of sales, research and development expenses increased from 7.9% in fiscal 2005 to 9.7% in fiscal 2006.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs, sales commissions, marketing expenses, legal, accounting, and information technology expenses. The changes in selling, general and administrative expense for fiscal 2007 compared to fiscal 2006, and for fiscal 2006 compared to fiscal 2005, were as follows:

	Fiscal 2007 compared to Fiscal 2006	Fiscal 2006 compared to Fiscal 2005
Expense increase (decrease) compared to prior fiscal year (in thousands):
Bonus expense	$(157)	$337
Travel	309	189
Salaries and benefits	737	66
Product samples	(221)	42
Other expenses	95	108
Outside services	745	(634)
FAS 123R	1,901	—

	$3,409	$108

Fiscal 2007 versus 2006

Excluding FAS 123(R) employee stock based compensation expense, selling, general and administrative expenses increased by approximately $1.5 million in fiscal 2007 as compared with last year. During fiscal 2007, we used significantly more outside services than we typically use due to changes in management personnel in our finance group and one-time projects related to our acquisition of Arques. Salaries and benefits spending also increased significantly due to the increase in headcount in sales and marketing department from the Arques acquisition. Total headcount, in selling, general and administrative departments, increased by approximately 16% in fiscal 2007 as compared to last year. Travel expenses increased due to our increased efforts for marketing activities to sell our new products and increase our customer base. On the other hand, product sample expenses decreased as we effectively implemented a cost-saving program during fiscal 2007.

As a percentage of sales, selling, general and administrative expenses, excluding FAS 123(R) expense, increased from 19% in fiscal 2006 to 21.8% in fiscal 2007.

Fiscal 2006 versus 2005

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

As a percentage of sales, selling, general and administrative expenses decreased from 20.1% in fiscal 2005 to 19% in fiscal 2006.

In-Process Research and Development

In-process research and development (IPR&D) expense in fiscal 2007 of $2.2 million was related to the Arques acquisition. There was no in-process research and development expense recorded during each of the fiscal years 2006 and 2005. The value of acquired IPR&D was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with commercializing the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that will, post acquisition, require additional effort in order to establish technological feasibility and have no alternative future uses. These projects had identifiable technological risk factors at the time of acquisition that indicated that even though successful completion was expected, it was not assured.

IPR&D was entirely expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We do not expect future IPR&D expenses related to the Arques acquisition.

Amortization of Purchased Intangible Assets

Upon Arques acquisition during fiscal 2007, we allocated fair value of $520,000 and $70,000 to purchased intangible assets, namely developed and core technology and distributor relationships, respectively. Developed and core technology and distributor relationships are amortized on a straight-line basis over their useful lives of four years and two years, respectively. We recorded amortization expense of $158,000 in fiscal 2007. There were no such charges recorded in fiscal 2006 and 2005. For further discussion of purchased intangible assets, see “Note 8: Business Combinations”.

Restructuring Charges

On October 19, 2004 our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The plan identified employees to be terminated, impaired assets and other shutdown costs. The shutdown was a consequence of our 2002 strategic plan to focus our product development and sales and marketing efforts on selected markets, actively manage our product life cycles and outsource our manufacturing operations. The Tempe wafer fabrication facility was the final internal manufacturing operation to be closed. Restructuring expense was $0, $39,000 and $1.3 million for fiscal 2007, 2006 and 2005, respectively. There is no more restructuring expense associated with the closure of our Tempe facility.

Other Income, Net

Other income, net mainly includes interest income, interest expense and debt amortization costs.

The increase in other income, net in fiscal 2007 is primarily due to increase in interest income and reduction of our interest expenses during fiscal 2007 as compared to fiscal 2006. The interest income increased to approximately $2.5 million in fiscal 2007 from $1.6 million in fiscal 2006. Interest expense and amortization of debt issuance costs for fiscal 2007 was approximately $17,000 as compared to $50,000 for fiscal 2006. The increase in interest income resulted from increased interest rate and our having higher average cash balance as a result of positive cash flow from operations and issuance of common stock under our employee stock option and employee stock purchase plans partially offset by cash outflow for our investing activities. There has been decrease in interest expense and amortization of debt issuance costs during fiscal 2007 as compared to fiscal 2006 primarily due to the expiry of the credit line of $15 million with Silicon Valley Bank on September 30, 2006 which management has decided not to renew at this time. The interest expense was primarily related to the bank charges for having the revolving line of credit until September 30, 2006 though no amounts had been withdrawn from the credit line during fiscal years 2007 and 2006.

The interest income increased to approximately $1.5 million in fiscal 2006 from $352,000 during fiscal 2005. Interest expense and amortization of debt issuance costs for fiscal 2006 was approximately $50,000 as compared to $223,000 for fiscal 2005. The decrease in interest expense and amortization of debt issuance costs during fiscal 2006 as compared to fiscal 2005 resulted from paying off our long-term debt during fiscal 2005 using a portion of the net proceeds from our May 2004 public offering.

Income Taxes

Our worldwide effective tax rate was 115% and (35%), respectively for fiscal 2007 and 2006. The effective tax rate differed from the statutory rate of 34%, due to our ability to utilize loss carryforwards and other credits, limited by alternative minimum tax provisions, write-off of non tax deductible acquisition related charges, and the movement in the valuation allowance. On a cash basis, our tax rate was 21% and 2%, respectively for fiscal 2007 and 2006. See also Note 14 of Notes to Consolidated Financial Statements for the components of current and deferred income tax provision.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant.

Actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance (e.g., revenue) or because their application requires significant management judgment, are described in the following paragraphs.

Revenue recognition

Our revenue recognition policy is described in Note 2 of Notes to Consolidated Financial Statements. We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

Revenue from product sales to end user customers, or to distributors that do not receive price concessions and do not have return rights, is recognized upon shipment and transfer of risk of loss, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and the customer’s creditworthiness. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash. Reserves for sales returns and allowances from end user customers are estimated based on historical experience and management judgment, and are provided for at the time of shipment. The sufficiency of the reserves for sales return and allowances is assessed at the end of each reporting period.

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

Inventory

Our inventory policy is described in Note 2 of Notes to Consolidated Financial Statements. Forecasting customer demand is the factor in our inventory policy that involves significant judgments and estimates. We estimate excess and obsolete inventory based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand for the next twelve months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. We also use historical trends as a factor in forecasting customer demand, especially that from our distributors. We review our excess and obsolete inventory on a quarterly basis considering the known facts. Once inventory is written down, it is valued as such until it is sold or otherwise disposed of. To the extent that our forecast of customer demand materially differs from actual demand, our cost of sales and gross margin could be impacted.

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

Early in fiscal 2007, we acquired Arques and we have recorded a significant amount of goodwill as an asset, which we need to examine for impairment at least annually. We have accounted for goodwill and other intangible assets resulting from our Arques acquisition in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually and more frequently if there are indicators of impairment. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. Our last annual impairment analysis of Arques goodwill, which was performed during the fourth quarter of fiscal 2007, indicated that the estimated fair value exceeded its corresponding carrying amount. Our entity is deemed as a single operating unit for our impairment analysis. We computed fair value of our company to be equal to the market capitalization and compared it to the carrying value of the net assets of the company including goodwill and other intangible assets.

The market capitalization is based on the quoted closing market price of our stock as traded on NASDAQ as of the date of our impairment analysis. As such, we determined that no impairment exists. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be required. We cannot predict the occurrence of future events that might lead to impairment nor the impact such events might have on these reported asset values. We plan to examine significant goodwill we recorded from our acquisition of Arques, for impairment at least annually.

Stock-based compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”). Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a graded vesting schedule over the requisite service period of the award.

We estimate the value of employee stock options on the date of grant using a Black-Scholes model. Prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends.

As stock-based compensation expense recognized in the consolidated statement of operations for year ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

Accounting for Income Taxes

We account for income taxes under the asset and liability method; which requires significant judgments in making certain estimates for determining tax liabilities and recoverability of certain deferred tax assets, including the tax effects attributable to net operating loss carryforwards and temporary differences between the tax and financial statement recognition of revenue and expenses.

We must evaluate our ability to recover our deferred tax assets, in full or in part, based on all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In the event that actual results differ from the above estimates or that these estimates are adjusted in future periods, we may need to adjust the amount of the valuation allowance.

A decrease in the valuation allowance through a partial or full release is recorded as an income tax benefit or a reduction of income tax expense or a credit to shareholders’ equity whereas an increase in the valuation allowance is recorded as an income tax expense.

See also Note 14 of Notes to Consolidated Financial Statements.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. As of March 31, 2007, we accrued $20,000 for our litigation cases. As of March 31, 2006, there were no accruals for settlement offers.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. As highlighted in the consolidated statement of cash flows, the Company’s liquidity and available capital resources are impacted by following key components: (i) cash, cash equivalents and short-term investments, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

	Year Ended March 31,
	2007	2006	2005
	(In thousands)
Cash provided by operating activities	$6,725	$7,007	$3,217
Cash used in investing activities	(15,580)	(16,048)	(22,889)
Cash provided by financing activities	975	4,999	13,177

Net decrease in cash and cash equivalents	$(7,880)	$(4,042)	$(6,495)

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments were $49.0 million as of March 31, 2007, compared to $49.7 million at March 31, 2006, a marginal decrease of $0.7 million or 1.5%. Our cash and cash equivalents decreased $7.9 million and short-term investments increased by $7.2 million as of March 31, 2007 as compared to the last year which primarily reflects our moving of assets from cash and cash equivalents to short-term investments. Despite our cash outflows for our acquisition of Arques and investment in packaging equipment consigned to SPEL of approximately $7 million and $1 million, respectively, during fiscal 2007, our net cash position including short-term investments remained at a level consistent with the last year.

Operating activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in assets and liabilities.

In fiscal 2007 and fiscal 2006, cash provided by operating activities was $6.7 million and $7.0 million respectively. During fiscal 2007, the operating activities provided $6.7 million of cash despite net loss of $0.1 million during the year due to the impact of non-cash charges such as stock based compensation of approximately $3.1 million, in-process research and development expense of $2.2 million from Arques acquisition and depreciation and amortization of $1.6 million followed by a decrease in accounts receivables of $3.0 million partially offset by a decrease in accounts payable and other current liabilities of $1.6 million and decrease in deferred margin on shipments to distributors of $1.2 million.

In fiscal 2006, operating activities provided $7.0 million of cash due primarily to net income of $10.0 million, an increase in accounts payable and other current liabilities of $844,000 and non-cash charges that included depreciation and amortization of $1.3 million and an decrease to inventory of $1.0 million, which were reduced by an increase in accounts receivable of $3.2 million and a release in the valuation allowance against deferred tax assets of $2.7 million.

Accounts receivable decreased to $7.5 million at March 31, 2007 compared to $10.7 million a year earlier, primarily as a result of our collection efforts and impact of lower shipments during the last quarter of fiscal 2007. In addition, receivables day’s sales outstanding decreased to 40 days at March 31, 2007 as compared to 55 days at March 31, 2006. We were able to reduce our net inventory to $5.2 million as of March 31, 2007, compared to $5.5 million as of March 31, 2006. Annual inventory turns improved to 8.0 at March 31, 2007 from 7.3 at March 31, 2006. The reduction in net inventory was primarily in finished goods at our hub locations reflecting the reduced demand from one of our major customers.

Accounts payable and accrued liabilities totaled $7.9 million at March 31, 2007 compared to $9.1 million at March 31, 2006. Accounts payable and accrued liabilities decreased by approximately $1.2 million. Days payable outstanding reduced to 41 in fiscal 2007 from 52 in fiscal 2006.

Deferred margin on shipments to distributors decreased to $1.5 million as of March 31, 2007 from $2.7 million as of March 31, 2006 primarily as a result of lower sales.

Investing activities

The most significant components of the Company’s investing activities in fiscal 2007 and 2006 include: (i) purchases and sales of short-term investments, (ii) proceeds from sale of fixed assets, and (iii) other capital expenditures.

Investing activities during fiscal 2007 used $15.6 million of cash primarily due to Arques acquisition, net purchase of short-term investments and capital expenditure for purchase of fixed assets. We acquired Arques for a total purchase consideration of $8.4 million, out of which approximately $7 million was paid during fiscal 2007. Net purchase of short-term investments of $5 million mainly includes corporate bonds, asset-backed securities and certificate of deposits. Our capital expenditure during fiscal 2007 includes equipment purchase of approximately $1 million consigned to SPEL in order to increase their production capacity in return for lower product pricing.

During fiscal 2006, investing activities used $16.0 million of cash, primarily for the purchase of short-term investments including the investment of the $1.7 million of net proceeds from the sale of our Tempe facility

Financing activities

The most significant components of the Company’s financing activities in fiscal 2007 and 2006 include: (i) proceeds from employees stock compensation plans, and (ii) capital lease obligations.

Cash provided by financing activities in fiscal 2007 was $1.0 million and was primarily the result of $1.1 million of net proceeds from issuance of common stock under employees stock purchase plan and exercise of common stock options, offset by repayment of capital lease obligations of $132,000.

Net cash provided by financing activities during fiscal 2006 was $5.0 million and was the result of $5.1 million of net proceeds from the issuance of common stock under our employees stock purchase plan and the exercise of common stock options and stock warrants, offset by repayment of capital lease obligations of $108,000.

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, the bank provided a $15 million credit line. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibited our paying cash dividends. Borrowings under this agreement had interest at the current prime rate, and interest was payable monthly. The bank had the option to withdraw the commitment if we failed to comply with the covenants, if there was a material adverse change in our business, operations or condition, if we became insolvent or if other specified events or conditions have occurred. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date, with terms substantially the same as the original. At March 31, 2007, no amounts were outstanding under the credit line agreement, which had expired on September 28, 2006 and which management has decided not to renew at this time.

The following table summarizes our contractual obligations as of March 31, 2007:

	Payments due by period (in thousands)
	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Beyond 2011	Total
Capital lease obligations	$132	$132	$—	$—	$—	$264
Operating lease obligations	370	337	283	193	—	1,183
Purchase obligations	236	—	—	—	—	236

	$738	$469	$283	$193	$—	$1,683

The company expects to fund all of these obligations with cash on hand or cash provided from operations. See footnotes 11 and 12 of the Notes to Consolidated Financial Statements for further details.

In connection with the acquisition of Arques, 15% of the purchase consideration, or $1.0 million, was retained by us for a period of 12 months in accordance with our agreement and plan of merger dated March 16, 2006 with Arques. Subsequently, we paid $1.0 million to Arques shareholders on April 20, 2007 out of the cash balance held as on that date.

We anticipate that our existing cash, cash equivalents and short-term investments of $49.0 million as of March 31, 2007 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors, other than operating leases and purchase obligations shown above.

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation on our operations, we do not believe inflation has had a material effect on net sales or net income during fiscal 2007, 2006 and 2005.

ITEM 7A. Quantitative	and Qualitative Disclosures about Market Risk.

As of March 31, 2007 we held $47 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital lease and the fair value as of March 31, 2007 and 2006. The fair value of our capital lease is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

At March 31, 2007:

	Periods of Maturity				Fair Value as of March 31, 2007
	Fiscal 2008	Fiscal 2009	Beyond 2009	Total
	(In thousands)
Liabilities:
Capital Lease Obligations	$132	$132	$—	$264	$264
Weighted average interest rate				8%

At March 31, 2006:

	Periods of Maturity					Fair Value as of March 31, 2006
	Fiscal 2007	Fiscal 2008	Fiscal 2009	Beyond 2009	Total
	(In thousands)
Liabilities:
Capital Lease Obligations	$82	$—	$—	$—	$82	$82
Weighted average interest rate	5%				5%

We have little exposure to foreign currency risk as all our sales are denominated in US dollars as has been most of our spending as only a minor portion of our expenditures are paid out in Asian currencies.

ITEM 8.    Consolidated Financial Statements and Supplementary Data.

REPORT OF GRANT THORNTON LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

California Micro Devices Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of California Micro Devices Corporation and Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Micro Devices Corporation and Subsidiary as of March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of California Micro Devices Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 8, 2007 expressed an unqualified opinion on management’s assessment, and an unqualified opinion on the effective operation of internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, on the modified prospective basis.

/s/    GRANT THORNTON LLP

San Jose, California

June 8, 2007

REPORT OF GRANT THORNTON LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders,

California Micro Devices Corporation and Subsidiary

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that California Micro Devices Corporation and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of California Micro Devices Corporation and Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 8, 2007 expressed an unqualified opinion on those financial statements.

/s/    GRANT THORNTON LLP

San Jose, California

June 8, 2007

CALIFORNIA MICRO DEVICES CORPORATION

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31, 2007	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,908	$9,788
Short-term investments	47,116	39,958
Accounts receivable, net	7,514	10,667
Inventories	5,172	5,508
Deferred tax assets	2,201	2,711
Prepaid expenses and other current assets	882	1,078

Total current assets	64,793	69,710
Property, plant and equipment, net	4,840	3,961
Goodwill	5,258	—
Purchased intangible assets, net	432	—
Other long-term assets	560	61

TOTAL ASSETS	$75,883	$73,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,654	$5,901
Accrued liabilities	3,269	3,185
Deferred margin on shipments to distributors	1,479	2,684
Current maturities of capital lease obligations	132	82

Total current liabilities	9,534	11,852
Other long-term liabilities	303	8

Total liabilities	9,837	11,860

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital—$0.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 23,151,103 and 22,855,223 as of March 31, 2007 and March 31, 2006, respectively	114,923	110,673
Accumulated other comprehensive loss	—	(5)
Accumulated deficit	(48,877)	(48,796)

Total shareholders’ equity	66,046	61,872

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,883	$73,732

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended March 31,
	2007	2006	2005
Net sales	$68,006	$70,241	$65,869
Cost of sales	42,790	44,068	42,085

Gross margin	25,216	26,173	23,784
Operating expenses:
Research and development	7,977	6,817	5,181
Selling, general and administrative	16,757	13,348	13,240
In-process research and development	2,210	—	—
Amortization of purchased intangible assets	158	—	—
Restructuring expense	—	39	1,325

Total operating expenses	27,102	20,204	19,746

Operating income (loss)	(1,886)	5,969	4,038
Other income, net	2,432	1,491	129

Income before income taxes	546	7,460	4,167
Income taxes/(benefit)	627	(2,575)	125

Net income (loss)	$(81)	$10,035	$4,042

Net income (loss) per share–basic	$(0.00)	$0.45	$0.19

Weighted average common shares outstanding–basic	23,027	22,128	21,318

Net income (loss) per share–diluted	$(0.00)	$0.44	$0.18

Weighted average common shares and share equivalents outstanding–diluted	23,027	22,777	22,582

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(amounts in thousands)

	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total
	Shares	Amount
Balance at March 31, 2004	19,788	$84,991	$(62,873)	$—	$22,118
Exercise of stock options	178	800	—	—	800
Exercise of common stock warrants	266	1,108	—	—	1,108
Issuance of common stock through employee stock purchase plan	73	562	—	—	562
Issuance of stock through public offering, net of issuance costs	1,300	18,015	—	—	18,015
Stock-based compensation	—	18	—	—	18
Components of comprehensive income:
Net income	—	—	4,042	—	4,042
Unrealized loss on available-for-sale securities	—	—	—	(2)	(2)

Comprehensive income					4,040

Balance at March 31, 2005	21,605	$105,494	$(58,831)	$(2)	$46,661
Exercise of stock options	908	3,905		—	3,905
Exercise of common stock warrants	236	837	—	—	837
Issuance of common stock through employee stock purchase plan	106	365	—	—	365
Stock-based compensation	—	29	—	—	29
Tax benefit to Equity	—	43	—	—	43
Components of comprehensive income:
Net income	—	—	10,035	—	10,035
Unrealized loss on available-for-sale securities	—	—	—	(3)	(3)

Comprehensive income					10,032

Balance at March 31, 2006	22,855	$110,673	$(48,796)	$(5)	$61,872
Exercise of stock options	208	688	—	—	688
Issuance of common stock through employee stock purchase plan	88	412	—	—	412
Stock-based compensation	—	3,143	—	—	3,143
Tax benefit to Equity	—	7	—	—	7
Components of comprehensive loss:
Net loss	—	—	(81)	—	(81)
Unrealized gain on available-for-sale securities	—	—	—	5	5

Comprehensive loss					(76)

Balance at March 31, 2007	23,151	$114,923	$(48,877)	$—	$66,046

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(81)	$10,035	$4,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,582	1,279	1,555
Accretion of investment purchase discounts	(1,495)	(866)	(318)
Increase in bad debt expense	61	73	—
Amortization of purchased intangible assets	158	—	—
In-process research and development	2,210	—	—
Write-down of fixed assets	58	—	809
Gain on sale of fixed assets	—	(4)	(154)
Stock-based compensation	3,143	29	18
Tax benefit from share-based payment arrangement	(7)	—	—
Changes in assets and liabilities:
Accounts receivable	3,045	(3,166)	(1,440)
Inventories	130	1,024	11
Deferred income taxes	510	(2,711)	—
Prepaid expenses and other current assets	113	208	(375)
Other long-term assets	(17)	111	—
Accounts payable and other current liabilities	(1,617)	844	(980)
Deferred margin on shipments to distributors	(1,205)	164	61
Other long-term liabilities	137	(13)	(12)

Net cash provided by operating activities	6,725	7,007	3,217

Cash flows from investing activities:
Purchases of short-term investments	(168,947)	(174,045)	(122,921)
Sales and maturities of short-term investments	163,289	157,195	100,992
Proceeds from sale of fixed assets	—	1,905	943
Capital expenditures	(2,928)	(1,103)	(1,903)
Payments for acquisition, net of cash acquired	(6,994)	—	—

Net cash used in investing activities	(15,580)	(16,048)	(22,889)

Cash flows from financing activities:
Repayments of capital lease obligations	(132)	(108)	(104)
Repayments of long-term debt	—	—	(7,204)
Net proceeds from issuance of common stock	—	—	18,015
Proceeds from exercise of common stock warrants	—	837	1,108
Proceeds from employee stock compensation plans	1,100	4,270	1,362
Tax benefit from share-based payment arrangement	7	—	—

Net cash provided by financing activities	975	4,999	13,177

Net decrease in cash and cash equivalents	(7,880)	(4,042)	(6,495)
Cash and cash equivalents at beginning of period	9,788	13,830	20,325

Cash and cash equivalents at end of period	$1,908	$9,788	$13,830

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13	$16	$90

Income taxes	$139	$94	$120

Supplemental disclosure of non-cash investing activity:
Fixed asset acquired under capital lease	$396	$—	$246

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

In the accompanying consolidated financial statements, fiscal 2007, 2006 and 2005 refer to the twelve months ended March 31, 2007, 2006 and 2005, respectively. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2007 presentation.

The consolidated financial statements include the accounts of CMD and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated.

2.     SIGNIFICANT ACCOUNTING POLICIES

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

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period. The translation and transaction gains and losses are included in the statement of operations for the period and have been insignificant.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and money market funds.

Short- term Investments

Short-term investments represent investments in certificates of deposits and debt securities with remaining maturities less than 360 days. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in interest and other (income) expense, net. The cost of securities sold is based on the specific identification method.

Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

We evaluate inventory for excess quantities and obsolescence, which is estimated based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand. Customer demand is dependent on many factors and requires us to use significant judgment in our forecasting process. We must also make assumptions regarding the rate at which new products will be accepted in the marketplace and at which customers will transition from older products to newer products. We also use historical trends as a factor in forecasting customer demand, especially that from our distributors. Generally, inventories in excess of twelve months demand are written down and the related charge is recorded to cost of sales. Once inventory is written down, it is valued as such until it is sold or otherwise disposed of, even if in subsequent periods we forecast demand for this product.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the assets. Depreciation expense of fiscal years 2007, 2006 and 2005 was $1.6 million, $1.3 million and $1.5 million respectively.

Estimated useful lives of assets are as follows:

Computer equipment and related software	2 to 5 years
Machinery and equipment	2 to 7 years

When assets are retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

We review our long lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors that could trigger an impairment review include adverse operating results or a change in business strategy. An impairment loss is recognized if the sum of the undiscounted projected future cash flows from the use of the asset over its remaining life is less than the carrying value of the asset. The impairment loss is the difference between the carrying value of the asset and its fair value.

Goodwill and Identified Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. The company performs an annual impairment review using a fair value approach in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually, and more frequently if there are indicators of impairment. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. For further discussion of goodwill, see “Note 8: Business Combinations”.

Intangible assets consist of acquired developed and core technology and acquired distributor relationships. Developed and core technology will be amortized over an estimated useful life of four years. The value attributed to the acquired distributor relationships was based upon the expected costs to replace such customers and will be amortized over its estimated useful life of two years. In the quarter following the period in which identified intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. For further discussion of identified intangible assets, see “Note 8: Business Combinations”. We perform an annual review of our identified intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Allowance for doubtful accounts as of March 31, 2007 and March 31, 2006 was $320,000 and $146,000 respectively.

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

We expense all research and development and advertising costs as incurred. Advertising expense was immaterial for fiscal years 2007, 2006 and 2005.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share:

	Year Ended March 31,
	2007	2006	2005
	(In thousands, except per share amounts)
Net income (loss)	$(81)	$10,035	4,042
Weighted average common shares outstanding used in calculation of net income per share:
Basic shares	23,027	22,128	21,318

Effect of dilutive securities:
Employee stock options	—	603	1,103
Warrants	—	46	161

Effect of dilutive securities	—	649	1,264

Dilutive shares	23,027	22,777	22,582

Net income (loss) per share:
Basic	$(0.00)	$0.45	$0.19

Diluted	$(0.00)	$0.44	$0.18

In fiscal 2007, the weighted average common stock outstanding used in the calculation of basic and diluted net income per share is the same due to the net loss for the fiscal year. In fiscal 2006 and 2005, options to purchase 1,370,888 and 563,881, respectively, shares of the Company’s stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive. Stock options and warrants are antidilutive when the exercise price of the securities is greater than the average market price of the common shares for the period.

Stock Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123(R)”). FAS 123(R) requires employee equity awards to be accounted for under the fair value method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense on a graded vesting schedule over the requisite service period of the award. Prior to April 1, 2006, we accounted for awards granted under our equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), as amended.

We elected to use the modified prospective transition method as permitted by FAS 123(R) and therefore have not restated our financial results for prior periods. Under the modified prospective method of adoption for FAS 123(R), the compensation cost recognized by us beginning in fiscal 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of FAS 123, (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R) and (c) compensation cost related to our ESPP. We recognize compensation expense for all stock options awards on a graded vesting schedule over the requisite service period of the award.

We estimate the value of employee stock options on the date of grant using a Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and number of complex assumptions including expected volatility, risk-free interest rate and expected dividends.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As stock-based compensation expense recognized in the consolidated statement of operations for the year ended March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss presented in the accompanying balance sheets consists of the accumulated net unrealized gains or losses on available for sale securities.

The accumulated other comprehensive loss as at March 31, 2007 and March 31, 2006, was $0 and $5,000 respectively. For the years ended March 31, 2007 and March 31, 2006, amounts classified out of accumulated other comprehensive loss into statement of operations were $5,000 and $0 respectively.

Income Taxes

Statement of Financial Accounting Standard No. 109 (“FAS 109”) provides for the recognition of deferred tax assets if realization of such assets is more likely than not. We are required to estimate our income taxes in each federal, state and international jurisdiction in which we operate. This process requires that we estimate the current tax exposure as well as assess temporary differences between the accounting and tax treatment of assets and liabilities, including items such as accruals and allowances not currently deductible for tax purposes. The income tax effects of the differences we identify are classified as current or long-term deferred tax assets. Deferred tax assets are recognized based on the expected realization of available net operating loss carryforwards. A valuation allowance is recorded to reduce a deferred tax asset to an amount that we expect to realize in the future. We continually review the adequacy of the valuation allowance and recognize a benefit if a reassessment indicates that it is more likely than not that these benefits will be realized.

Management believes, based on a number of factors, that it is more likely than not that a portion of the deferred tax asset at fiscal 2007 year end will be realized in the following year. As of March 31, 2007, a partial valuation allowance was recorded against the deferred tax assets. On a quarterly basis, we will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that FAS 157 will have on our results of operations and financial position.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 was effective for fiscal years ending after November 15, 2006, with early application preferable for the first interim period ending after November 15, 2006. SAB 108 became effective for our fiscal year ended March 31, 2007. The application of SAB 108 did not have any impact on our results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting FAS 159 on its financial position and results of operations.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The following is a summary of cash, cash equivalents and short-term investments as of March 31, 2007 and March 31, 2006, respectively:

	March 31,
	2007	2006
	(In thousands)
Cash	$—	$34
Money market funds	1,908	9,754

Total cash and cash equivalents	$1,908	$9,788

	March 31,
	2007	2006
	(In thousands)
U.S. Agency notes	$—	$2,091
Corporate bonds	9,280	2,503
Commerical paper	31,327	31,624
Asset-backed securities	4,009	2,542
Certificate of deposits	2,500	1,198

Total short-term investments	$47,116	$39,958

4.	CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable.

We use primarily one financial institution for our banking activities and place our cash in short term money markets funds. Our balances exceed those insured by the Federal Deposit Insurance Corporation.

Our short-term investments are in investment grade debt instruments with maturities of less than 360 days. Our investment policy limits the exposure to a single issuer to 10% of our portfolio or $1 million, whichever is greater.

At March 31, 2007 and 2006, our three largest customer receivable balances accounted for approximately 73% and 65% of net accounts receivable, respectively. We extend credit to these customers, and management believes that the receivable balances from these large customers are collectible based on our assessment of their financial condition and our past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

5.	CONCENTRATION OF OTHER RISKS

Markets

We sell our products into the mobile handset, digital consumer electronics, personal computer and computer peripheral markets, which are characterized by rapid technology change, intense competitive pressure and volatile demand patterns. Each of these factors either singularly or together in one or more of these markets could result in a rapid change in demand for our products which could result in reduced revenue, operating losses and the obsolescence of our inventory.

Customers

We focus our sales effort on the leaders in our core markets and depend on a few customers for a large portion of our revenue. In addition, our sales are not subject to long term contracts but rather to customer purchase orders which are placed on a short lead time to shipment.

During fiscal 2007, two of our end customers represented a combined 54% of our revenue, and one of our distributors represented 10% of our revenue. During fiscal 2006, one of our end customers represented 40% of our revenue, and one of our distributors represented another 13% of our revenue. During fiscal 2005, two of our end customers represented 36% of our revenue, and two of our distributors represented another 26% of our revenue. The loss of any of our major customers could have a substantial negative effect on our revenues and profitability.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also have a geographical concentration, with international sales accounting for 93%, 95% and 75% of our net sales in fiscal 2007, 2006 and 2005, respectively. Disruptions in international markets could have a substantial negative effect on our revenues and profitability.

Foundry Partners and Subcontractors

We outsource all of our manufacturing. We primarily rely on few wafer foundries in Asia and United States, to fabricate wafers for our products and we use subcontractors, primarily in Thailand, China, Philippines, India and Malaysia, to assemble, package and test our products.

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

6.	BALANCE SHEET COMPONENTS

	March 31, 2007	March 31, 2006
Inventories:
Work in process	$2,161	$2,784
Finished goods	3,011	2,724

	$5,172	$5,508

Property, plant and equipment:
Machinery and equipment	$8,971	$7,842
Computer equipment and related software	3,805	3,028
Construction in progress	1,008	261

	$13,784	$11,131

Less: accumulated depreciation and amortization	(8,944)	(7,170)

	$4,840	$3,961

Accrued liabilities:
Accrued salaries and benefits	$1,366	$1,896
Other accrued liabilities	1,903	1,289

	$3,269	$3,185

7.	RESTRUCTURING PLAN

Fiscal 2005 Restructuring Plan

On October 19, 2004, our board of directors approved a plan to close our manufacturing operation in Tempe, Arizona and other associated activities. The action was the result of our strategic plan to focus our product development and sales and marketing efforts on selected markets and outsource our manufacturing operations. The plan identified employees to be terminated, impaired assets consisting of real estate and manufacturing equipment, and other shutdown costs. On March 31, 2005 our board of directors approved the termination of additional employees as a modification to the original plan. At March 31, 2006, we have completed the activities associated with the Fiscal 2005 Restructuring Plan. There have been no activities during fiscal 2007 associated with Fiscal 2005 Restructuring Plan.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee terminations were as follows:

Adjusted Plan	Less: Employees Terminated During Fiscal 2005	Less: Employees Terminated During Fiscal 2006	Less: Employees Terminated During Fiscal 2007	Employees to Be Terminated After March 31, 2007
53	(46)	(7)	—	—

The restructuring costs are shown in the statement of operations in the line item titled “Restructuring”. The costs to shut down the Tempe facility were as follows (in thousands):

	Restructuring Charges During Fiscal 2005	Accrued Restructuring Liability at March 31, 2005	Restructuring Charges (Reversals) During Fiscal 2006	Accrued Restructuring Liability at March 31, 2006	Restructuring Charges During Fiscal 2007	Accrued Restructuring Liability at March 31, 2007	Total Restructuring Cost To Date	Total Expected Restructuring Cost
Employee severance	$410	$125	$(38)	$—	$—	$—	$372	$372
Write-down of fixed assets	459	—	(10)	—	—	—	449	449
Other exit costs	456	36	87	—	—	—	543	543

Total restructuring expense	$1,325	$161	$39	$—	$—	$—	$1,364	$1,364

As of March 31, 2006, the real estate and manufacturing equipment identified under the plan had been sold and there were no remaining activities.

8.	BUSINESS COMBINATIONS

On April 13, 2006, we acquired Arques Technology, Inc. (“Arques”) a privately-held California corporation and fabless manufacturer of analog semiconductor devices. The acquisition adds white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics products to our product line and enables us to leverage Arques’ proprietary FlexBoost® technology. Additionally, our research and development resources have been increased with the Arques acquisition. The cost of the acquisition was approximately $8.4 million, comprised of (a) approximately $5.6 million paid at closing to Arques shareholders, (b) approximately $1.8 million related to costs of the transaction, including assumption of Arques transaction-related costs in lieu of a portion of the payment due to the shareholders and (c) another approximately $1.0 million which CMD retained and committed to pay to Arques shareholders in 12 months, as reduced by intervening indemnification obligations of Arques to CMD. In addition, the definitive merger agreement calls for CMD to pay an earn-out, 80% to Arques shareholders and 20% to certain Arques employees, in approximately 18 months, as reduced by intervening unpaid indemnification obligations of Arques to CMD. We paid $1.0 million to Arques shareholders on April 20, 2007 as final payout of purchase consideration held back.

We allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as in-process research and development (IPR&D), based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. The fair value assigned to identifiable intangible assets acquired was based on estimates and assumptions determined by management. Purchased intangibles are amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price is as follows (in thousands):

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cash flows derived from the in-process technology projects were discounted at a rate of 23%. We believe the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and there was no alternative use. These projects had identifiable technological risk factors that indicated at the time of acquisition that even though successful completion was expected, it was not assured.

Intangible assets consist of acquired developed and core technology and acquired distributor relationships. Developed and core technology will be amortized over an estimated useful life of four years. The value attributed to the acquired distributor relationships was based upon the expected costs to replace such customers and will be amortized over its estimated useful life of two years. These intangible assets were valued using discount rates ranging from 18% to 23%.

Pro forma results

The financial information in the table below summarizes the combined results of operations of CMD and Arques, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. CMD’s results of operations for fiscal year ended March 31, 2007 include the results of Arques since April 13, 2006, the date of acquisition. The pro forma financial information for fiscal years ended March 31, 2007 and March 31, 2006 combines CMD’s results for fiscal years ended March 31, 2007 and March 31, 2006 with Arques’ results for the same periods respectively.

The unaudited pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented (in thousands, except for per share amounts):

	Fiscal Year Ended March, 31
	2007	2006
Revenue	$68,016	$70,568
Net income (loss)	(185)*	8,231
Net income (loss) per share - Basic	(0.01)	0.37
Net income (loss) per share - Diluted	$(0.01)	$0.36

*	includes $2.2 million in IPR&D and $158,000 in amortization of purchased intangible assets.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill as of March 31, 2007, relates entirely to our purchase of Arques in April 2006. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets: (“FAS 142”) goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist. During our fourth quarter ended March 31, 2007, we performed an annual test for impairment and determined that no impairment charge needs to be recorded based on our assumptions in accordance with FAS 142.

Purchased Intangible Assets

In connection with the Arques acquisition, $590,000 of the purchase consideration was allocated to purchased intangible assets. The components of purchased intangible assets as of March 31, 2007 were as follows (in thousands):

	Acquired Developed and Core Technology	Acquired Distributor Relationships	Total
Gross carrying amount at March 31, 2007	$520	$70	$590
Accumulated amortization	(125)	(33)	(158)

Net carrying amount at March 31, 2007	$395	$37	$432

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortization expense for purchased intangible assets was $158,000 for the fiscal year ended March 31, 2007. Based on purchased intangible assets recorded at March 31, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $168,000, $131,000 and $131,000 in fiscal years 2008, 2009 and 2010, respectively.

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

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short-term investments are based on quoted market prices.

The carrying and estimated fair values of our capital lease obligations are follows (in thousands):

	March 31,
	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Capital Lease Obligations	$264	$264	$82	$82

The fair value of our capital lease obligations is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

11.	CAPITAL LEASE OBLIGATIONS AND LINE OF CREDIT

Capital Lease Obligations

Capital lease obligations consisted of the following (in thousands):

	March 31, 2007	March 31, 2006
Capital lease obligations	$264	$82

Total	264	82
Less current maturities	(132)	(82)

Long term obligation	$132	$—

In September 2004, we entered into a three year software lease with Synopsys at an interest rate of 5%. We accounted for the agreement as a capital lease. Under the agreement, we have made the first two of three annual lease payments of $82,000 in October 2004 and October 2005, respectively. The amount capitalized is $246,000. The outstanding capital lease obligation as of March 31, 2006 was $82,000 and we paid $10,000 of interest on this obligation during fiscal 2006. In October, 2006, we terminated the original lease agreement and entered into a new agreement with Synopsys. The capitalized amount associated with the new lease is $362,000. Concurrently, we also entered into a capital lease agreement with Applied Wave Research, for which the capitalized amount is $34,000. The imputed interest rate for each of these leases is approximately 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. The outstanding capital lease obligation as of March 31, 2007 was $264,000. Interest expense on the lease during the fiscal 2007 was $9,000.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future maturities of capital lease obligations at March 31, 2007 are as follows:

	Payments due by period (in thousands)
	Fiscal 2008	Fiscal 2009	Beyond 2009	Total
Capital lease obligations	$132	$132	$—	$264

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in machinery and equipment and was as follows (in thousands):

	March 31, 2007	March 31, 2006
Capitalized cost	$396	$246
Accumulated amortization	(55)	(123)

Net book value	$341	$123

Amortization expense for fixed assets purchased under capital leases is included in amortization on our statements of cash flows.

Line of Credit

On September 30, 2004, we entered into an amended loan agreement with Silicon Valley Bank. Under this one year agreement, the bank provided a $15 million credit line. We granted the bank a continuing security interest in all of our assets other than our intellectual property. The agreement prohibited our paying cash dividends. Borrowings under this agreement had interest at the current prime rate, and interest was payable monthly. The bank had the option to withdraw the commitment if we failed to comply with the covenants, if there was a material adverse change in our business, operations or condition, if we became insolvent or if other specified events or conditions occurred. The agreement expired on September 28, 2005. On October 24, 2005, we entered into an amended loan agreement with Silicon Valley Bank which extended the $15 million credit line for one year from the original September 28, 2005 termination date, with terms substantially the same as the original. At March 31, 2007 and March 31, 2006, no amounts were outstanding under the credit line agreement, which had expired on September 28, 2006 and which management has decided not to renew at this time.

12.	COMMITMENTS

Operating Leases

We lease our headquarters and sales offices under operating leases. In May 2005 we entered into a new lease for our headquarters through November 2010.

The lease for our Milpitas headquarters office includes a rent escalation provision. We recognize rent expense on a straight line basis.

Future minimum lease payments under non cancelable operating lease agreements having an initial or remaining term in excess of one year at March 31, 2007 are as follows (fiscal years ending March 31, in thousands):

	Payments due by period (in thousands)
	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Beyond 2011	Total
Operating lease obligations	$370	$337	$283	$193	$—	$1,183

Operating lease obligations do not include common area maintenance (“CAM”), insurance and tax payments for which the company is not obligated. Total expense related to CAM, insurance and taxes for fiscal 2007, 2006 and 2005 was $204,000, $232,000 and $261,000 respectively. Rent expense was approximately $462,000, $398,000 and $505,000 in fiscal 2007, 2006 and 2005, respectively. There was no sublease income in fiscal 2007, 2006 or 2005.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations

Unconditional purchase obligations are comprised of wafer fabrication services and industrial gases. As of March 31, 2007, our unconditional purchase obligations were as follows:

	Payments due by period (in thousands)
	Fiscal 2008	Beyond 2008	Total
Purchase obligations	$236	$—	$236

The company expects to fund all of these obligations with cash on hand or cash provided from operations.

13.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gain (loss) on our available for sale securities. Comprehensive income (loss) for the years ended March 31, 2007, 2006 and 2005 was as follows (in thousands):

	Year ended March 31,
	2007	2006	2005
Net income (loss)	$(81)	$10,035	$4,042
Unrealized gain (loss) on available for sale securities	5	(3)	(2)

Comprehensive income (loss)	$(76)	$10,032	$4,040

14.	INCOME TAXES

Our income tax provision consisted of the following (in thousands):

	Year Ended March 31,
	2007	2006	2005
Current:
Federal	$92	$128	$116
State	(2)	8	9
Foreign	26	—	—

	$116	$136	$125

Deferred:
Federal	$469	$(2,491)	$—
State	42	(220)	—
Foreign	—	—	—

	$511	$(2,711)	$—

Provision/(benefit) for income taxes	$627	$(2,575)	$125

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory rate of 34% to the income before income taxes for the years ended March 31, 2007, 2006 and 2005. The principal reasons for this difference are as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Income tax expense at U.S. statutory rate	$185	$2,523	$1,417
Losses benefited	(1,603)	(3,012)	(1,351)
In-process research and development	751	—	—
Other	391	162	189
Valuation Allowance	903	(2,248)	(130)

Provision/(benefit) for income taxes	$627	$(2,575)	$125

In fiscal 2007, 2006 and 2005, income before income taxes included $582,000, $0 and $0 respectively of net loss of our foreign subsidiary, Arques Technology Taiwan, Inc. Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting and tax purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2007	2006
Deferred Tax Assets:
Net operating losses	$20,660	$19,295
Research and other credits	1,290	591
Write down of inventory	390	786
Stock based compensation	1,080
Other non-deductible accruals and reserves	1,531	1,795

Total deferred tax assets	24,951	22,467
Valuation allowance	(22,160)	(18,961)

Net deferred tax assets	2,791	3,506
Deferred tax liabilities:
Tax over book depreciation	430	795
Acquired intangible assets	160	—

Total net deferred tax assets	$2,201	$2,711

As of March 31, 2007, we had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $57 million, $16 million and $3.5 million, respectively, which expire in the years 2013 through 2026 for federal and state losses, and federal and state research and development credits of approximately $435,000 and $890,000, respectively. The federal research and development tax credits begin to expire in fiscal 2008, while the state research and development tax credits carry forward indefinitely.

Utilization of our net operating loss tax credits may be subject to substantial annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions. The annual limitations could result in the expiration of the net operating loss before utilization.

Statement of Financial Accounting Standard No. 109 (“SFAS 109”) provides that a deferred tax asset may be established by the company for the future benefit of net operating losses, research and development credits, and certain other items, subject to a valuation allowance. The valuation allowance is necessary if based on available evidence that it is more likely than not that some portion or all of the deferred tax asset will not be realized. Management believes that it is more likely than not that approximately $2.2 million and $2.7 million of the deferred tax asset as of March 31, 2007 and 2006 will be realized in the following year, respectively. As of March 31, 2007, a valuation allowance of approximately $22.2 million was recorded against the deferred tax assets. The valuation allowance increased by approximately $3.2 million during the year ended March 31, 2007 and decreased by approximately $5.8 million during the year ended March 31, 2006.

At March 31, 2007, $3.4 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly credited to paid in capital as compared to $4.1 million at March 31, 2006.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In evaluating our ability to realize our net deferred tax assets, management considered all available positive and negative evidence, including historical operating results, the existence of cumulative losses in the most recent fiscal years and earnings estimates in fiscal 2008, as deemed sufficiently reliable, on a jurisdiction by jurisdiction basis.

15.	INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, were as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Interest income	$2,511	$1,575	$514
Other expenses, net	(79)	(84)	(386)

Net other income	$2,432	$1,491	$128

Interest income reflects the amounts earned from investments in cash equivalents and short-term securities. Other expenses, net mainly includes interest expense, amortization of debt issuance cost and other expenses.

16.	CAPITAL STOCK

Common Stock

We have 50,000,000 shares of common stock authorized with a par value of $0.001 per share and 23,151,103 shares of common stock issued and outstanding as of March 31, 2007.

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

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September, October and November 2005, several of the investors and one of the placement agents exercised the remaining 166,875 warrants, resulting in total proceeds of $727,000.

In December 2005, the placement agent for our December 2001 private placement fully exercised 59,250 warrants for 32,132 shares of common stock in a cashless exercise.

At March 31, 2006 and March 31, 2007, no warrants were outstanding.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 are designated Series A Participating Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2007 and 2006.

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

17.    EMPLOYEE BENEFIT PLANS

Employee Equity Incentive Plan

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align shareholder and employee interests. Under our current equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. As of March 31, 2007, our equity incentive plans consisted of the 2004 Omnibus Incentive Compensation Plan (2004 Plan), 1995 Employee Stock Option Plan (“1995E Plan”), 1995 Non-Employee Directors Plan (the “1995D Plan”) and sub-plan of 1995E Plan for employees and consultants of the United Kingdom (“1995E Sub-Plan”). However, upon the adoption of the 2004 Plan, no further options may be granted under the 1995E Plan and 1995D Plan except up to 50,000 options to UK employees under the 1995 E Sub-Plan, although options already outstanding under the 1995E Plan and 1995D Plan remain outstanding. Additionally, we have the 1995 Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods.

1995E Plan and 1995D Plan

The 1995E Plan was administered by a compensation committee consisting of not less than two qualified directors. The 1995D Plan was administered by not less than three members of the Board of Directors and the amount of shares granted to the directors on an annual basis were fixed in amount, as approved by the shareholders.

Under our 1995E Plan, nonqualified stock options were granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant. Incentive stock options could also be granted to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant. Since August 2004, our 2004 Plan succeeded the 1995E Plan. As of March 31, 2007, no shares remained available for future grant.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 1995D Plan provided for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. Since August 2004, the 2004 Plan succeeded 1995D Plan. As of March 31, 2007, no shares remained available for future grant.

As of March 31, 2007, 24,000 shares remained available for future grants under 1995E Sub-Plan for our employees and consultants in the United Kingdom.

Generally, options under the 1995 E and 1995 D Plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans expire within 20 years of date of adoption. Unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

2004 Plan

In August 2004 our shareholders approved the 2004 Plan, which succeeded 1995E Plan and 1995D Plan and no further awards were to be made under the 1995E Plan and 1995D Plan other than awards covering up to 50,000 shares of common stock under the 1995E Sub-Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan. Options granted under the 2004 Plan may be incentive stock options or nonqualified options. A total of 1,070,000 shares of Common Stock had been reserved for issuance under the 2004 Plan and, in addition, if any outstanding option under the 1995E Plan or the 1995D Plan expires or terminates for any reason without having been exercised in full, then the unpurchased shares subject to that option will be available for additional awards under the 2004 Plan. In fiscal 2007, the number of shares authorized for issuance under the 2004 Plan was increased by 1,000,000 shares bringing the total authorized shares under the 2004 Plan to 3,880,500. Any shares granted as options or stock appreciation rights are counted against this limit as one share for every one share granted. Any shares granted as awards other than options or stock appreciation rights are counted against this limit as two shares for every one share granted. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). Non-statutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. There is no limitation on the amount of common stock to which nonstatutory grants may first become exercisable in any calendar year. Repricing a stock option or stock appreciation right is not permitted without shareholder approval. Subject to the limitations contained in the 2004 Plan, the Compensation Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). As of March 31, 2007, 1,344,000 shares were available for future issuance under the 2004 Plan.

Non-Shareholder Approved Plan

During fiscal 2007, we granted 371,000 stock options to former employees of Arques under a non-shareholder approved plan. The weighted average exercise price of these options was $7.18 per share. We had previously granted options under non-shareholder approved plans to select officers upon their joining the Company. All non-shareholder approved plan options were granted at exercise prices equal to the fair market value on the date of grant, have vesting periods of four years and expire in ten years. Our non-shareholder approved plan options did not require the approval of, and were not approved by, our shareholders.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Incentive Plan Activities

The following is a summary of stock option activity and related information, including Non-Shareholder Approved Plan Options (in thousands, except per share data):

	Shareholder Approved Plans		Non-Shareholder Approved Plan		All Plans
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2004	2,385	$5.96	575	$5.27	2,960	$5.83
Granted	1,149	7.09	—	—	1,149	7.09
Exercised	(176)	4.51	(2)	2.90	(178)	4.49
Canceled	(300)	7.39	—	—	(300)	7.39

Balance at March 31, 2005	3,058	$6.33	573	$5.28	3,631	$6.17
Granted	1,131	6.79	125	9.19	1,256	7.02
Exercised	(788)	4.33	(120)	4.07	(908)	4.30
Canceled	(414)	9.04	—	—	(414)	9.04

Balance at March 31, 2006	2,987	$6.66	578	$6.38	3,565	$6.61
Granted	1,378	4.42	371	7.18	1,749	5.14
Exercised	(142)	3.49	(67)	2.90	(208)	3.30
Canceled	(730)	6.37	(64)	5.03	(795)	6.26

Balance at March 31, 2007	3,493	$5.96	818	$7.42	4,311	$6.24	7.65	$911

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $4.68 as of March 30, 2007 (the last trading day of our fiscal 2007), which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about options exercisable and the weighted average exercise price:

	Options Exercisable
	Number Exercisable (thousands)	Weighted- average Exercise Price
March 31, 2005	1,965	$6.03
March 31, 2006	1,909	$6.89
March 31, 2007	1,963	$7.06

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable (thousands)	Weighted- average Exercise Price
$ 2.75–$ 4.00	320	7.74	$3.44	137	$3.15
$ 4.01–$ 6.00	1,743	8.36	$4.89	520	$5.52
$ 6.01–$ 8.00	1,816	7.27	$6.89	874	$6.64
$ 8.01–$10.00	277	6.58	$8.68	277	$8.68
$10.01–$22.50	156	5.81	$15.15	156	$15.15

$ 2.75–$22.50	4,311	7.65	$6.24	1,963	$7.06

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESPP

ESPP, as amended most recently on August 25, 2005, is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. In fiscal 2007, the number of shares authorized for issuance under ESPP was increased by 400,000 shares bringing the total authorized shares under ESPP from 1,340,000 to 1,740,000. The ESPP provides for the issuance of up to 1,740,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. ESPP terminates on August 7, 2013 or earlier at the discretion of our Board of Directors. As of March 31, 2007, 443,000 shares were available for future issuance under the Purchase Plan.

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2007	2006	2005
Aggregate purchase price	$412,000	$365,000	$562,000
Shares purchased	87,565	106,065	73,319
Employee participants	39	38	62

Shares Available for Future Issuance under Employee Benefit Plans

As of March 31, 2007, 1,811,000 shares were available for future issuance, which included 443,000 shares of common stock available for issuance under our ESPP, 24,000 under our 1995E Sub Plan and 1,344,000 under our 2004 Plan.

Stock Based Compensation

Effective April 1, 2006, the company adopted the provisions of FAS 123(R) as discussed in Note 2: Significant Accounting Policies. The following table sets forth the total stock-based compensation expense resulting from employee stock options and ESPP included in our consolidated statements of operations (in thousands):

Year Ended March 31, 2007
Cost of sales	$472
Research and development	683
Selling, general and administrative	1,916

Stock-based compensation expense before income taxes	3,071
Tax benefit	7

Stock-based compensation expense, net of tax	$3,064

The effect of recording employee stock-based compensation expense for the year ended March 31, 2007 was as follows (in thousands, except per share amounts):

Year Ended March 31, 2007
Income before income taxes	$(3,071)
Net income	(3,064)
Basic and diluted net earnings per share	$(0.13)

Net cash proceeds from the exercise of stock options were $688,000 for the year ended March 31, 2007, compared to $3,905,000 for the year ended March 31, 2006. Income tax benefit realized from employee stock option exercises during fiscal 2007 and 2006 was $7,000 and $0 respectively.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the years ended March 31, 2006 and March 31, 2005 (in thousands, except per share amounts):

	Year Ended March 31,
	2006	2005
Net income
As reported	$10,035	$4,042
Add: stock-based employee compensation expense included in reported results	—	17
Add: stock-based consultant compensation expense included in reported results	29	1
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,740)	(3,106)

Pro forma net income	$6,324	$954

Basic net income per share
As reported	$0.45	$0.19
Pro forma	$0.29	$0.04
Diluted net income per share
As reported	$0.44	$0.18
Pro forma	$0.28	$0.04

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended March 31, 2007, 2006 and 2005, respectively:

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal 2007	Fiscal 2006	Fiscal 2005	Fiscal 2007	Fiscal 2006	Fiscal 2005
Weighted average fair value	$2.92	$3.91	$4.47	$1.57	$1.90	$3.39
Expected life in years	4.03	4.11	4.01	0.50	0.50	0.49
Volatility	0.70	0.70	0.87	0.48	0.57	0.62
Risk-free interest rate	4.81%	4.14%	3.25%	5.09%	3.69%	1.86%
Dividend Yield	0%	0%	0%	0%	0%	0%

Our computation of expected volatility is based on a combination of historical and market-based implied volatility. Our computation of expected life is based on a combination of historical exercise patterns and certain assumptions regarding the expected life of unexercised options adjusted for job level and demographics. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our history and expectation of dividend payouts.

FAS 123(R) also requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Forfeitures are to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. We currently estimate our forfeiture rate to be 15%, which is based on an average of historical forfeitures.

FAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short lived exchange traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The weighted average fair value of shares issued under the ESPP is related to option element of the ESPP stock grant and 15% discount provided to employees.

In addition to FAS 123(R) employee stock based compensation expense, we recognized $72,000, $29,000 and $18,000 stock based compensation expense during fiscal years 2007, 2006 and 2005 respectively for stock options granted to non-employees.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007, we had $2.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over the weighted average period of 2.7 years.

401(K) Savings Plan

We maintain a 401(k) Savings Plan covering substantially all of our employees. Under the plan, contributions from eligible employees are matched by the Company at a rate of 50% up to a maximum of 6% of the employee’s compensation. Employees’ contributions are fully vested at all times, and the Company’s contributions vest incrementally over a two year period. During fiscal 2007, 2006 and 2005, we expensed $268,000, $186,000 and $212,000, respectively, relating to our contributions under the plan. During the period January 1, 2005 through December 31, 2005, we provided a special match of $140,000 on a one-time basis.

18.	LITIGATION

We are a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. There was an accrual of $20,000 for settlement offers as of March 31, 2007.

19.	ENVIRONMENTAL

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

20.	SEGMENT INFORMATION

Our operations are classified into one operating segment. We outsource the manufacturing of our products to contract manufacturers in, primarily, China, Japan, India, Thailand and Taiwan. Substantially all of our business operations and a significant portion of our long lived assets reside in the United States and we have sales operations in Asia and Europe. At March 31, 2007, approximately $1.7 million of our net fixed assets resided in Asia primarily in Thailand. At March 31, 2007, a substantial portion of our inventory also resided in Asia.

In fiscal 2007, two original equipment manufacturers and one distributor represented 54% and 10%, respectively, of our fiscal 2007 net sales. In fiscal 2006, one original equipment manufacturer and one distributor represented 40% and 13%, respectively, of our fiscal 2006 net sales. In fiscal 2005, two original equipment manufacturers and two distributors represented 36% and 25%, respectively, of our fiscal 2005 net sales.

CALIFORNIA MICRO DEVICES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Year Ended March 31,
	2007		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total
China	$28.2	41%	$32.6	46%	$18.8	29%
Korea	16.5	24%	14.6	21%	11.1	17%
Taiwan	10.4	15%	9.2	13%	11.1	17%
Singapore	6.7	10%	8.6	12%	6.7	10%
Japan and others	0.6	1%	0.4	1%	0.5	1%

Total Asia Pacific	62.4	92%	65.4	93%	48.2	74%
United States	4.4	7%	3.8	5%	16.8	25%
Canada, Mexico and Brazil	0.2	0%	—	0%	0.3	0%

Total Americas	4.6	7%	3.8	5%	17.1	25%
Europe	1.0	1%	1.0	2%	0.6	1%

Total net sales	$68.0	100%	$70.2	100%	$65.9	100%

21.	GUARANTEES

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for, the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at March 31, 2007 and March 31, 2006. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

22.	QUARTERLY FINANCIAL DATA (UNAUDITED)

	June 30	September 30	December 31	March 31
	(In thousands, except for per share amounts)
Fiscal 2007, for the Quarter Ended
Net sales	$16,072	$18,733	$17,736	$15,465
Gross margin	$6,083	$7,505	$6,343	$5,286
Net income (loss)	$(2,075)	$1,377	$673	$(56)
Net income (loss) per share:
Basic	$(0.09)	$0.06	$0.03	$(0.00)
Diluted	$(0.09)	$0.06	$0.03	$(0.00)

	June 30	September 30	December 31	March 31
	(In thousands, except for per share amounts)
Fiscal 2006, for the Quarter Ended
Net sales	$14,687	$18,542	$19,617	$17,395
Gross margin	$5,067	$7,031	$7,254	$6,820
Net income	$468	$2,035	$2,527	$5,005
Net income per share:
Basic	$0.02	$0.09	$0.11	$0.22
Diluted	$0.02	$0.09	$0.11	$0.22

ITEM 9.    Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

There have been no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

(iii) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above in subpart (a)(ii) and below in subpart (e).

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on the assessment using those criteria, management concluded that, as of March 31, 2007, our internal control over financial reporting is effective.

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

(d)    Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during our fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, such control.

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

ITEM 9B.    Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2007 Annual Meeting of Shareholders to be held on August 24, 2007 (the “2007 Proxy Statement”).

ITEM 10. Directors,	Executive Officers and Corporate Governance

The information required by this Item is set forth in the 2007 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that

(1)

where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(2)

where this Item calls for disclosure regarding our nominating and corporate governance committee and audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2007 Proxy Statement under the caption “Board Meetings and Committees and Audit Committee Financial Expert” and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our employees. A copy of the code of ethics is accessible, free of charge, at our Internet website at www.calmicro.com. We will also provide a printed copy to any person who so requests without charge. Requests should be directed in writing to California Micro Devices Corporation, 490 North McCarthy Blvd #100, Milpitas, CA 95035-5112, Attention Investor Relations. Information on our website is not part of this report.

ITEM 11. Executive	Compensation

The information required by this Item is set forth in the 2007 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12. Security	Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2007 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference and information related to our equity compensation plans is set forth in the 2007 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. Certain	Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions, and director independence is set forth in the 2007 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference and information regarding our corporate governance is set forth in the 2007 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Director Independence” and is incorporated herein by reference.

ITEM 14. Principal	Accounting Fees and Services

The information required by this Item is set forth in the 2007 Proxy Statement under the caption “Ratification of Independent Authors—Audit and Non-Audit Fees” and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibit and Financial Statement Schedules

a.	The following documents are filed as a part of this Report:

1.	See Item 8 for a list of financial statements filed herein.

2.

See Item 8 for a list of financial statement schedules filed. All other schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the notes thereto.

3.	Exhibit Index:

Exhibit Number	Description	Incorporated by reference from

3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23

Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.

Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

Exhibit Number	Description	Incorporated by reference from

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

21.1	List of Subsidiaries is filed herewith.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, dated June 8, 2007 is filed herewith.

24	Power of attorney is filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

b.	Exhibits 21.1, 23.1, 24, 31.1, 31.2 and 32.1 are filed herewith.

c.	Schedule II to the Company’s financial statements is on page 73.

SCHEDULE II

CALIFORNIA MICRO DEVICES CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

Years Ended March 31, 2007, 2006 and 2005

(in thousands)

Allowance for Doubtful Accounts
Year Ended March 31, 2005:
Balance at beginning of fiscal year	$76
Charged to expenses or other accounts	—
Deductions	(2)

Balance at end of fiscal year	$74

Year Ended March 31, 2006:
Balance at beginning of fiscal year	$74
Charged to expenses or other accounts	73
Deductions	(1)

Balance at end of fiscal year	$146

Year Ended March 31, 2007:
Balance at beginning of fiscal year	$146
Charged to expenses or other accounts	174
Deductions	—

Balance at end of fiscal year	$320

CALIFORNIA MICRO DEVICES CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of June 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 12th day of June 2007.

By:

/S/ ROBERT V. DICKINSON	President, Chief Executive Officer and Director (Principal Executive Officer)
Robert V. Dickinson

/S/ KEVIN J. BERRY	Chief Financial Officer (Principal Financial and Accounting Officer)
Kevin J. Berry

/S/ WADE F. MEYERCORD	Chairman of the Board
Wade F. Meyercord

/S/ EDWARD C. ROSS	Director
Edward C. Ross

/S/ JOHN L. SPRAGUE	Director
John L. Sprague

/S/ DAVID L. WITTROCK	Director
David L. Wittrock

/S/ DAVID W. SEAR	Director
David W. Sear