Form 10-Q
period 2007-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2007-08-09
CIK 800460

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2007 was 23,200,110.

1 of 39

California Micro Devices Corporation

Form 10-Q for the Quarter ended June 30, 2007

2 of 39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Net sales	$13,123	$16,072
Cost of sales	9,036	9,989

Gross margin	4,087	6,083
Operating expenses:
Research and development	1,837	2,055
Selling, general and administrative	3,917	4,194
In-process research and development	-	2,210
Amortization of purchased intangible assets	41	34

Total operating expenses	5,795	8,493

Operating loss	(1,708)	(2,410)
Other income, net	641	539

Loss before income taxes	(1,067)	(1,871)
Income tax (benefit) expense	(11)	204

Net loss	$(1,056)	$(2,075)

Net loss per share–basic and diluted	$(0.05)	$(0.09)

Weighted average common shares outstanding–basic and diluted	23,180	22,899

See Notes to Condensed Consolidated Financial Statements.

3 of 39

California Micro Devices Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,226	$1,908
Short-term investments	36,902	47,116
Accounts receivable, net	5,511	7,514
Inventories	4,858	5,172
Deferred tax assets	2,269	2,201
Prepaid expenses and other current assets	1,074	882

Total current assets	61,840	64,793
Property, plant and equipment, net	6,033	4,840
Goodwill	5,258	5,258
Purchased intangible assets, net	391	432
Other long-term assets	89	560

TOTAL ASSETS	$73,611	$75,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,107	$4,654
Accrued liabilities	1,850	3,269
Deferred margin on shipments to distributors	1,564	1,479
Current maturities of capital lease obligations	132	132

Total current liabilities	7,653	9,534
Other long-term liabilities	284	303

Total liabilities	7,937	9,837

Commitments and contingencies
Shareholders’ equity:
Common stock and additional paid-in capital - $0.001 par value; 50,000,000 shares authorized; shares issued and outstanding: 23,200,110 and 23,151,103 as of June 30, 2007 and March 31, 2007, respectively	115,775	114,923
Accumulated other comprehensive loss	(20)	-
Accumulated deficit	(50,081)	(48,877)

Total shareholders’ equity	65,674	66,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,611	$75,883

See Notes to Condensed Consolidated Financial Statements.

4 of 39

California Micro Devices Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,056)	$(2,075)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	422	347
Accretion of investment purchase discounts	(345)	(360)
Amortization of purchased intangible assets	41	34
In-process research and development	-	2,210
Stock-based compensation	667	844
Tax benefit from share-based payment arrangements	(6)	-
Deferred income taxes	(68)	(8)
Changes in assets and liabilities:
Accounts receivables	2,003	1,703
Inventories	314	116
Prepaid expenses and other current assets	(192)	188
Accounts payable and other current liabilities	(1,272)	(521)
Deferred margin on shipments to distributors	85	153
Others	(18)	(39)

Net cash provided by operating activities	575	2,592

Cash flows from investing activities:
Purchases of short-term investments	(29,461)	(43,628)
Maturities and sales of short-term investments	40,000	46,739
Payments for acquisition, net of cash acquired	(1,031)	(6,889)
Capital expenditures	(956)	(433)

Net cash provided by (used in) investing activities	8,552	(4,211)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	185	564
Tax benefit from share-based payment arrangements	6	-

Net cash provided by financing activities	191	564

Net increase (decrease) in cash and cash equivalents	9,318	(1,055)
Cash and cash equivalents at beginning of period	1,908	9,788

Cash and cash equivalents at end of period	$11,226	$8,733

See Notes to Condensed Consolidated Financial Statements.

5 of 39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of June 30, 2007, and the results of operations for the three month periods ended June 30, 2007 and 2006, and cash flows for the three month periods ended June 30, 2007 and 2006. Results for the three month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2008. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the 2008 presentation.

The unaudited condensed consolidated financial statements include the accounts of CMD and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated.

2. Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates are based on historical experience, input from sources outside of the company, and other relevant facts and circumstances. Actual results could differ from those estimates, and such differences could be material.

3. Recent Accounting Pronouncements

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting FAS 159 on our financial position and results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). We adopted FIN 48 in the first quarter of fiscal 2008. See Note 12 on income taxes for the cumulative effect of change in accounting principle.

4. Short-Term Investments

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	June 30, 2007	March 31, 2007

Cash and cash equivalents	$11,226	$1,908

6 of 39

Short-term investments represent investments in certificates of deposits and debt securities with remaining maturities less than 360 days. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in interest and other income, net. The cost of securities sold is based on the specific identification method.

Short-term investments were as follows (in thousands):

	June 30, 2007	March 31, 2007

Corporate bonds	$13,371	$9,280
Commerical paper	19,263	31,327
Asset-backed securities	4,268	4,009
Certificate of deposits	-	2,500

Total short-term investments	$36,902	$47,116

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of June 30, 2007, relates entirely to our purchase of Arques Technology, Inc. in April 2006. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets: (“SFAS 142”) goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist. We perform our annual test for impairment of goodwill during our fourth fiscal quarter.

Intangible Assets

In connection with the Arques acquisition, $590,000 of the purchase consideration was allocated to intangible assets. The components of intangible assets as of June 30, 2007 were as follows (in thousands):

	Acquired Developed and Core Technology	Acquired Distributor Relationships	Total
Gross carrying amount at June 30, 2007	$520	$70	$590
Accumulated amortization	157	42	199

Net carrying amount at June 30, 2007	$363	$28	$391

The amortization expense for acquired developed and core technology and acquired distributor relationships was $41,000 and $34,000 for the three months ended June 30, 2007 and June 30, 2006, respectively. Based on intangible assets recorded at June 30, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $127,000, $131,000 and $131,000 in the remainder of 2008, 2009 and 2010, respectively.

In assessing the recoverability of goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record additional impairment charges for these assets.

7 of 39

6. Balance Sheet Components

Balance sheet components are as follows (in thousands):

	June 30, 2007	March 31, 2007
Inventories:
Work in process	$1,678	$2,161
Finished goods	3,180	3,011

	$4,858	$5,172

Accounts receivables, net:
Accounts receivables	$5,577	$7,904
Less allowance for doubtful accounts	(10)	(320)
Less sales return reserves	(56)	(70)

	$5,511	$7,514

Property, plant and equipment:
Machinery and equipment	$8,971	$8,971
Computer equipment and related software	3,843	3,805
Construction in progress	2,585	1,008

	$15,399	$13,784
Less: accumulated depreciation and amortization	(9,366)	(8,944)

	$6,033	$4,840

Accrued liabilities:
Accrued salaries and benefits	$1,048	$1,366
Other accrued liabilities	802	1,903

	$1,850	$3,269

7. Capital Lease Obligations

In October 2006, we entered into a lease agreement with Synopsys. The capitalized amount associated with the lease is $362,000. Concurrently, we also entered into a capital lease agreement with Applied Wave Research, for which the capitalized amount is $34,000. The imputed interest rate for each of these leases is approximately 8%. Both leases have three year durations, with three annual lease payments of $132,000 each, out of which two annual lease payments are due in October 2007 and October 2008 respectively. The outstanding capital lease obligation as of June 30, 2007 and March 31, 2007 was $264,000. Interest expense on the lease during three month ended June 30, 2007 was $3,000.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	June 30, 2007	March 31, 2007
Capitalized cost	$396	$396
Accumulated amortization	(88)	(55)

Net book value	$308	$341

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “depreciation and amortization” on our condensed consolidated statements of cash flows.

8. Employee Stock Benefit Plans

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align shareholder and employee interests. Under our current equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. These plans are

8 of 39

described fully in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2007.

Stock Options

Stock option activity for the three months ended June 30, 2007, is as follows (in thousands, except share prices):

	Shareholder Approved Plans		Non-Shareholder Approved Plan		All Plans
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2007	3,493	$5.96	818	$7.42	4,311	$6.24
Granted	71	4.99	-	-	71	4.99
Exercised	-	-	-	-	-	-
Canceled	(44)	5.73	(5)	7.81	(49)	5.95

Balance at June 30, 2007	3,520	$5.95	813	$7.42	4,333	$6.22	7.44	$869

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $4.05 as of June 29, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

There were no net cash proceeds from the exercise of stock options for the three months ended June 30, 2007, compared to $358,000 for the same period a year ago.

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted- average Exercise Price	Number Exercisable (thousands)	Weighted- average Exercise Price

$ 2.75 - $ 4.00	312	7.53	$3.44	132	$3.13
$ 4.01 - $ 6.00	1,793	8.18	$4.90	544	$5.54
$ 6.01 - $ 8.00	1,804	7.01	$6.89	1,021	$6.75
$ 8.01 - $10.00	272	6.37	$8.69	272	$8.69
$10.01 - $22.50	153	5.59	$15.19	153	$15.19

$ 2.75 - $22.50	4,333	7.44	$6.22	2,122	$7.07

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. We issued 49,007 and 34,038 shares under the ESPP during the three months ended June 30, 2007 and 2006, respectively. Net cash proceeds from the ESPP were $185,000 for the three months ended June 30, 2007, compared to $206,000 for the same period a year ago.

Shares Available for Future Issuance under Employee Benefit Plans

As of June 30, 2007, 1,735,000 shares were available for future issuance, which included 394,000 shares of common stock available for issuance under our ESPP, 24,000 under our UK Sub-Plan and 1,317,000 under our 2004 Omnibus Incentive Compensation Plan.

9 of 39

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three months ended June 30, 2007 and 2006 resulting from employee stock options and ESPP included in our Condensed Consolidated Statements of Operations in accordance with FAS 123(R) (in thousands):

	Three Months Ended
	June 30, 2007	June 30, 2006
Cost of sales	$94	$130
Research and development	169	188
Selling, general and administrative	384	526

Stock-based compensation expense before income taxes	647	844
Tax benefit	6	-

Stock-based compensation expense, net of tax	$641	$844

The effect of recording employee stock-based compensation expense for the three months ended June 30, 2007 and 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended
	June 30, 2007	June 30, 2006
Increase in loss before income taxes	$647	$844
Increase in net loss	641	844
Increase in basic and diluted net loss per share	$0.03	$0.04

Income tax benefit of $6,000 was realized from ESPP purchases during the three months ended June 30, 2007 whereas no such benefit was realized in the same period a year ago.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended June 30, 2007 and 2006, respectively:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected life in years	4.06	3.92	0.50	0.50
Volatility	0.64	0.68	0.38	0.49
Risk-free interest rate	4.69%	4.96%	4.99%	5.02%
Dividend Yield	0%	0%	0%	0%

We currently estimate our forfeiture rate to be 15%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover.

As of June 30, 2007, we had $2.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 3 years.

9. Stock Issuances

During the three months ended June 30, 2007 and 2006, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended June 30,
	2007	2006
Shares purchased	49,007	136,008
Aggregate purchase price	$185,000	$564,000

10 of 39

10. Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Net loss	$(1,056)	$(2,075)
Weighted average common shares outstanding used in calculation of net loss per share - Basic and diluted	23,180	22,899

Net loss per share - Basic and diluted	$(0.05)	$(0.09)

Basic loss per share was computed using the net loss and weighted average number of common shares outstanding during the period. Due to our net loss for the three months ended June 30, 2007 and 2006, all of our outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the three months ended June 30, 2007 and 2006, we would have added 56,291 and 250,807 common equivalent shares respectively to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

11. Comprehensive Loss

Comprehensive loss is principally comprised of net loss and unrealized gains or losses on our available for sale securities. Comprehensive loss for the three months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three months ended June 30,
	2007	2006
Net loss	$(1,056)	$(2,075)
Unrealized gain (loss) on available for sale securities	(20)	7
Foreign currency translation adjustment	-	(1)

Comprehensive loss	$(1,076)	$(2,069)

12. Income Taxes

Effective at the beginning of the first quarter of fiscal 2008, we adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination, specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.

As a result of the implementation of FIN 48, we recognized a $149,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to accumulated deficit in accordance with the provision of the statement.

The amount of unrecognized tax benefits as of April 1, 2007 after the FIN 48 adjustment was $175,000. For the quarter ended June 30, 2007, there was no significant change to the liability for unrecognized tax benefits booked at the beginning of the year.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was $49,000. The additional amount of interest and penalties for the three months ended June 30, 2007 was insignificant.

We estimated that it is more likely than not that approximately $2.3 million and $2.2 million, respectively, of the deferred tax assets as of June 30, 2007 and March 31, 2007 will be realized in the following year. As of June 30, 2007, a valuation allowance of approximately $21.9 million was recorded against the net deferred tax assets. The valuation allowance is decreased by approximately $0.3 million during the period primarily due to revisions in estimates of our ability to realize deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of June 30, 2007, the federal returns for the years ended March 31, 2004 through the current period and certain state returns for the years ended March 31, 2003 through the current period are still open to examination. However, due to the fact the Company had net operating losses

11 of 39

and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

13. Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. For the three months ended June 30, 2007 and June 30, 2006, two original equipment manufacturer (OEM) customers each represented more than 10% of our net sales. In addition, two distributors each represented more than 10% of our net sales for the three months ended June 30, 2007 and one distributor represented more than 10% of our net sales for the three months ended June 30, 2006.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in thousands):

	Three Months Ended June 30
	2007		2006
	Amount	% of Total	Amount	% of Total
China	$3,092	24%	$7,588	47%
Korea	4,853	37%	3,602	22%
Taiwan	2,966	22%	2,241	14%
Singapore	1,023	8%	1,142	7%
Japan and others	73	1%	172	1%

Total Asia Pacific	12,007	92%	14,745	91%
United States	696	5%	961	6%
Mexico	99	1%	116	1%

Total Americas	795	6%	1,077	7%
Europe	321	2%	246	2%

Total net sales	$13,123	100%	$16,068	100%

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

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement. The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at June 30, 2007 and March 31, 2007. We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

12 of 39

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products will decline approximately 15% per year. (2) our having a target gross margin of 39% to 41%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation not to pay dividends in the foreseeable future; (6) our plan to examine goodwill we recorded from our acquisition of Arques Technology for impairment at least annually; (7) Our having a long term target for research and development expenses of 9% to 10% of sales. (8) Our having a long term target for selling, general and administrative expenses of 15% to 16% of sales. (9) Our expectation of further cost reductions of our products in future. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Executive Overview

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

We also offer application specific display electronic devices for the mobile handset display market that include high speed serial interface display controllers and white light emitting diode (LED) drivers. Our serial interface display controller products features the industry’s smallest solution form factor and unique audio and video features. Our white LED drivers provide an optimal voltage and current to illuminate white LEDs employed in mobile handsets as liquid crystal display (LCD) backlights and camera flash applications. Our white LED drivers offer advantages including smaller form factors, lower cost structure and higher power efficiency when compared to competing solutions. Our display electronics devices are designed using industry standard active analog and mixed signal process technology.

End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

13 of 39

We are completely fabless, using independent providers of wafer fabrication services. We have one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our contract wafer manufacturers, assemblers and test houses.

First Quarter Key Financial Highlights

The following are key financial highlights of first quarter of fiscal 2008:

Net Sales of $13.1 Million: Our net sales were $13.1 million in first quarter of fiscal 2008, down 18% from $16.1 million in the same period a year ago.

Gross Margin of $4.1 Million: Our gross margin was $4.1 million (31% of our net sales) in the first quarter of fiscal 2008 as compared to gross margin of $6.1 million (38% of our net sales) in the same period a year ago.

Net Loss of $0.05 per Share: Our net loss per share, basic and diluted, was $0.05 in the first quarter of fiscal 2008 compared to net loss per share, basic and diluted, of $0.09 in the same period a year ago.

Cash Provided by Operating Activities of $0.6 Million: We generated operating cash inflow of $0.6 million in first quarter of fiscal 2008 as compared to $2.6 million in the same period a year ago.

Net Cash* Position: We ended the first quarter of fiscal 2008 with a net cash position of $48.1 million as compared to $49.0 million, as of March 31, 2007.

*Net Cash = Cash and cash equivalents + Short-term investments

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net loss, both in dollars and as a percentage of net sales, for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Sales	Amount	% of Net Sales
Net sales	$13,123	100%	$16,072	100%
Cost of sales	9,036	69%	9,989	62%

Gross margin	4,087	31%	6,083	38%
Research and development	1,837	14%	2,055	13%
Selling, general and administrative	3,917	30%	4,194	26%
In-process research and development	-	0%	2,210	14%
Amortization of purchased intangible assets	41	0%	34	0%
Other income, net	641	5%	539	3%

Loss before income taxes	(1,067)	(8%)	(1,871)	(12%)
Income tax (benefit) expense	(11)	(0%)	204	1%

Net loss	$(1,056)	(8%)	$(2,075)	(13%)

14 of 39

Net sales

Net sales by market were as follows (in millions):

	Three months ended June 30,
	2007		2006
	Amount	As % of total sales	Amount	As % of total sales	$ Change	% Change
Mobile handset	$8.5	65%	$11.2	70%	$(2.7)	(24%)
Digital consumer electronics and personal computers	4.6	35%	4.8	30%	(0.2)	(4%)

Total	$13.1	100%	$16.0	100%	$(2.9)	(18%)

Net sales in first quarter of fiscal 2008 were $13.1 million, a decrease of $2.9 million or 18% from the $16.0 million of net sales in the same period a year ago. The decline in our product sales was due to lower sales to a major customer as a result of share shifts in the mobile handset market, reduced sales due to competition and inventory adjustments. Other factors that caused our sales to decline in the mobile handset market included price declines partially offset by increases in sales to other customers. Sales from products for the personal computer and digital consumer market decreased slightly for the three months ended June 30, 2007 compared to same period a year ago.

Units sold during the three months ended June 30, 2007 decreased to approximately 162 million units from approximately 197 million units during the same period a year ago.

Gross Margin

Gross margin decreased by $2.0 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for core markets	$(2.2)
Cost reductions of products for core markets at standard costs based on a constant mix	1.3
Variances from standard costs for core markets and other factors	(0.8)
Volume and mix of products	(0.3)

$(2.0)

The gross margin decrease was primarily driven by decreases in prices, volume and mix of our products partially offset by product cost reductions. Consistent with our expectations, our ASP declined 15% based on a constant mix of products in the first quarter of fiscal 2008 as compared to the same period a year ago. In the future we expect our ASP for similar products based on a constant mix of products to continue to decline at a rate of approximately 15% per year. Units sold in mobile handset market decreased by 21% partially offset by 14% increase in units sold in digital consumer electronics and personal computer markets during quarter ended June 30, 2007 as compared to the same quarter a year ago. The cost reductions of our products including the impact of unfavorable cost variances were primarily due to outsourcing with lower cost subcontractors and continued improvement in our assembly, testing and packaging processes. We expect further cost reductions of our products from our joint investment with SPEL to expand cost effective assembly and test capacity for packaged devices.

As a percentage of sales, gross margin decreased to 31% for the three months ended June 30, 2007, compared to 38% for the three months ended June 30, 2006. Our long-range gross margin target remains 39% to 41%. However, our gross margin could fail to achieve this target range or could decline.

15 of 39

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The decrease in research and development expenses for the three months ended June 30, 2007, compared to the three months ended June 30, 2006 was due to the following reasons:

Expense increase (decrease) compared to prior period (in thousands):
Outside services	$(192)
Salaries and benefits	(78)
FAS 123R	(19)
Other	71

$(218)

Excluding FAS 123(R) employee stock-based compensation expense, research and development expenses decreased by $0.2 million during quarter ended June 30, 2007 as compared with the same quarter a year ago. Outside services decreased during the first quarter of fiscal 2008 as we had completed a major serial interface display controller project towards the end of last fiscal year. This decline in outside services is considered temporary as the serial interface display controller developments will begin to ramp up during the remainder of fiscal year 2008.

As a percentage of sales, research and development expenses increased to 14% in the quarter ended June 30, 2007 from 13% in the same quarter a year ago mainly due to a decrease in our sales. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses may continue to exceed our target range and represent more than 10% of sales.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The decrease in selling, general, and administrative expenses for the three months ended June 30, 2007 compared to three months ended June 30, 2006 were due to the following reasons:

Expense increase (decrease) compared to prior period (in thousands):
FAS 123R	$(138)
Salaries and benefits	28
Other expenses	(167)

$(277)

Excluding FAS 123(R) employee stock-based compensation expense, selling, general and administrative expenses decreased by approximately $0.14 million in the quarter ended June 30, 2007 as compared with same quarter a year ago primarily due to a decrease in other expenses partially offset by an increase in salaries and benefits. Other expenses decreased primarily due to a decrease in commissions and travel expenses. On the other hand, salaries and benefits increased due to an increase in our headcount during the first quarter of fiscal 2008 as compared with the same quarter a year ago.

As a percentage of sales, selling, general and administrative expenses increased to 30% in June 30, 2007 from 26% in quarter ended June 30, 2006 mainly due to a decrease in our sales. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses may continue to exceed our target range and represent more than 16% of sales.

Amortization of Intangible Assets

Amortization of intangible assets of $41,000 and $34,000 in the three months ended June 30, 2007 and 2006, respectively, was related to the Arques acquisition. For additional information regarding intangible assets, see Note 5 to the Condensed Consolidated Financial Statements.

16 of 39

In-Process Research and Development (IPR&D)

IPR&D expense for the three months ended June 30, 2007 and June 30, 2006 was $0 and $2.2 million, respectively. The IPR&D expense in quarter ended June 30, 2006 was related to the Arques acquisition. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We do not expect future IPR&D expenses related to the Arques acquisition.

Other Income, Net

Other income, net mainly includes interest income, interest expense and other expenses.

The increase in other income is primarily due to an increase in interest income from $0.6 million for the three months ended June 30, 2006 to $0.7 million for the three months ended June 30, 2007. The increase in interest income resulted from increased interest rate and our having more cash as a result of positive cash flow from operations in the intervening year and issuance of common stock under our employee stock option and employee stock purchase plans reduced by the cash outlay we made to purchase SPEL equipment and escrow payment upon Arques acquisition.

Income Taxes

For the three months ended June 30, 2007, we recorded an income tax benefit of $11,000 as compared with tax provisions of $204,000 for same period last year. Our income tax provision decreased in the first quarter of fiscal 2007 compared to corresponding quarter of fiscal 2006, primarily as a result of lower taxable income period over period. See Note 12 to the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. Actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements in our Form 10-K for fiscal 2007. The significant accounting policies that we believe are critical, either because they relate to financial statement captions that are key indicators of our financial performance (e.g., revenue) or because their application requires significant management judgment, are described in the following paragraphs.

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

17 of 39

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

Impairment of long lived assets

SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually and more frequently whenever events indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be required. We cannot predict the occurrence of future events that might lead to impairment nor the impact such events might have on these reported asset values. We plan to examine goodwill we recorded from our acquisition of Arques for impairment at least annually.

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

We estimate the value of employee stock options on the date of grant using a Black-Scholes model. Prior to the adoption of FAS 123(R), the value of each employee stock option was estimated on the date of grant for the purpose of the pro forma financial information in accordance with FAS 123. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends.

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

As stock-based compensation expense recognized in the condensed consolidated statements of operations for quarters ended June 30, 2007 and June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

Accounting for Income Taxes

We account for income taxes under the asset and liability method; which requires significant judgments in making estimates for determining certain tax liabilities and recoverability of certain deferred tax assets, including the tax effects attributable to net operating loss carryforwards and temporary differences between the tax and financial statement recognition of revenue and expenses, as well as the interest and penalties relating to these uncertain tax positions.

On a quarterly basis, we evaluate our ability to recover our deferred tax assets, including but not limited to our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income on a

18 of 39

jurisdiction by jurisdiction basis. In the event that actual results differ from our estimates in the future, we will adjust the amount of the valuation allowance, resulting in a decrease or increase in income tax expense in those periods.

In the first quarter of fiscal 2008, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on a two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on examination, including resolution of any related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We will evaluate these uncertain tax positions on a quarterly basis. A change in recognition or measurement in the future may result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

See also Note 12 of Notes to Consolidated Condensed Financial Statements for further discussions.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances. As of June 30, 2007, we had accrued $20,000 for our litigation-related matters.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. As highlighted in the consolidated statement of cash flows, our liquidity and available capital resources are impacted by following key components: (i) cash, cash equivalents and short-term investments, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

	Three Months Ended June 30,
(In thousands)	2007	2006
Cash provided by operating activities	$575	$2,592
Cash provided by (used in) investing activities	8,552	(4,211)
Cash provided by financing activities	191	564

Net increase (decrease) in cash and cash equivalents	$9,318	$(1,055)

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments as of June 30, 2007 were $48.1 million compared to $49.0 million as of March 31, 2007, a decrease of $0.9 million mainly due to cash payments for the purchase of equipment consigned to SPEL and final Arques escrow payment partially offset by positive operating cash flow.

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Cash provided by operating activities was $0.6 million during quarter ended June 30, 2007 primarily due to improved collections from our customers partially offset by increased payments to our vendors. Net loss of $1.1 million for the three months ended June 30, 2007, included non-cash items such as FAS 123(R) expense of $0.7 million and depreciation and amortization of $0.4 million.

Accounts receivable decreased to $5.5 million at June 30, 2007 compared to $7.5 million at March 31, 2007, primarily as a result of our collection efforts and impact of lower level of sales. Receivables days of sales outstanding were 38 days and 44 days as of quarters ended June 30, 2007 and March 31, 2007, respectively. Accounts payable and accrued liabilities totaled $6.0 million at

19 of 39

June 30, 2007 compared to $7.9 million at March 31, 2007.

Cash provided by operating activities was $2.6 million during quarter ended June 30, 2006 primarily due to faster collections from our customers. Receivables days of sales outstanding were 51 days and 55 days as of June 30, 2006 and March 31, 2006, respectively. Net loss of $2.1 million for the three months ended June 30, 2006 included non-cash items such as IPR&D charge of $2.2 million, FAS 123(R) expense of $0.8 million and depreciation and amortization of $0.3 million.

Investing activities

The most significant components of the our investing activities during quarters ended June 30, 2007 and June 30, 2006 include: (i) purchases and sales of short-term investments, (ii) payments for the acquisition of Arques, and (iii) other capital expenditures.

Investing activities during the three months ended June 30, 2007 provided $8.6 million of cash, primarily reflecting our net redemption of short-term investments partially offset by purchase of fixed assets consigned to SPEL, one of our contract manufacturers in India, and the final Arques escrow payment. Investing activities during the three months ended June 30, 2006 used $4.2 million of cash, primarily reflecting the purchase of Arques Technology, funded partially by the net redemption of short-term investments.

Financing activities

The most significant components of the our financing activities during quarters ended June 30, 2007 and June 30, 2006 include proceeds from employees stock compensation plans.

Net cash provided by financing activities for the three months ended June 30, 2007 was $0.2 million and was primarily the result of net proceeds from the issuance of common stock under our ESPP. Net cash provided by financing activities for the three months ended June 30, 2006 was $0.6 million and was the result of net proceeds from the issuance of common stock under our stock option plans and the ESPP.

The following table summarizes our contractual obligations as of June 30, 2007:

	Payment due by period
(in thousands)	Remainder of Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Beyond Fiscal 2011	Total
Capital lease obligations	$132	$132	$-	$-	$-	$264
Operating lease obligations	253	337	283	193	-	1,066
Purchase obligations	752	-	-	-	-	752

	$1,137	$469	$283	$193	$-	$2,082

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for the next 12 months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

Off-Balance Sheet Arrangements

We do not have off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors, other than operating leases and purchase obligations shown above.

20 of 39

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2007 we held $36.9 million of investments in short-term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital lease and the fair value as of June 30, 2007. The fair value of our capital lease is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

	Periods of Maturity				Fair Value as of June 30, 2007
(In thousands)	Remainder of Fiscal 2008	Fiscal 2009	Beyond 2009	Total
Liabilities:
Capital Lease Obligations	$132	$132	$-	$264	$264
Weighted average interest rate				8%

We have little exposure to foreign currency risk since all of our sales are denominated in US dollars as is most of our spending with a minor portion of our expenditures paid in Asian currencies.

21 of 39

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

(iii)  Evaluation of Disclosure Controls and Procedures.    The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no significant changes in the Company’s internal control over financial reporting that occurred during our first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

22 of 39

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in three out of the last five most recent fiscal quarters, including the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, although overall we were almost breakeven in fiscal 2007. We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial GAAP loss of nine cents per share during the first quarter of fiscal 2007. This GAAP loss would have been a one cent per share profit but for the one time in-process research and development charge we incurred due to our acquisition of Arques Technology, Inc. We returned to profitability during the second and third quarters of fiscal 2007, followed by losses during fourth quarter of fiscal 2007 and first quarter of fiscal 2008. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, and our continued ability to manage our operating expenses. In order to obtain and sustain profitability on a GAAP basis in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers or lose market share.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the first quarter of fiscal 2008, two customers primarily in the mobile handset market represented 44% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the first quarter of fiscal 2008, two distributors represented 25% of our net sales. If we were to lose these distributors, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

We currently rely heavily upon a few target markets for the bulk of our sales. If we are unable to further penetrate the mobile handset, digital consumer electronics and personal computer markets, our revenues could stop growing and might decline leading us to reduce our investment in research and development and marketing.

23 of 39

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

During the first quarter of fiscal 2008, 65% of our revenue was from sales to the mobile handset market. If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline. This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

We currently depend on our circuit protection devices for almost all of our revenue. Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices. For example, during the first quarter of fiscal 2008, 99% of our revenue was derived from such sales. With the acquisition of Arques and its product line of LED drivers and the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices, although for the next several years we expect most of our revenues to derive from circuit protection devices. Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

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

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our protection products sufficiently to be competitive. We have recently seen ceramic filters obtain significant design wins for low end applications in the mobile handset market. We have also seen the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. With respect to serial interface display controllers, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech. Our competitors for white LED drivers include Advanced Analogic Technologies, Inc., Linear Technology Corp., Maxim Integrated Products, Inc., National Semiconductor Corp., Semtech Corp. and Texas Instruments, Inc. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

24 of 39

One of our competitive advantages for our mobile handset protection devices may be lessening as some of our customers choose to use package devices rather than Chip Scale Packaging (CSP). This could lead to our customers purchasing products from our competitors rather than us or to our having to reduce prices, thereby decreasing our revenues.

Among our competitive advantages for our protection devices, which comprise the dominant portion of our products sold in the mobile handset market, has been our rapid adoption of CSP with respect to which our early entry and high volume has allowed us to gain advantage over competitors. Certain customers have indicated a preference for the use of plastic packages rather than CSP and the relative percentage of our handset protection products using CSP has declined to 44% during three months ended June 30, 2007 from 82% during the same period a year ago. Should this preference become more widespread, then packaging could cease to give us a competitive advantage and could even become an area in which we are somewhat competitively disadvantaged, since some of our competitors have high volume internal packaging operations, unless we are able to match their capabilities and cost structure using merchant suppliers. This could lead to our losing sales or to reducing prices, thereby decreasing our revenues.

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

Within the past five years, we have also had to restate our financial statements twice because of these material weaknesses. In part due to our new ERP system, and new personnel and training regimen, we believe that we will not have a material weakness in our internal control over financial reporting which would lead to material errors in our financial statements. Nonetheless, there can be no assurance that we will not have errors in our financial statements. Such errors, if material, could require us to restate our financial statements, having adverse effects on our stock price, potentially causing additional expense, and could limit our access to financial markets.

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

During the first quarter of fiscal 2008, international sales accounted for 95% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

25 of 39

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

During the first quarter of fiscal 2008, 39% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our dependence on a limited number of foundry partners and CSP ball drop contractors, and the limited capacity for plastic assembly and test subcontractors, exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners and CSP ball drop subcontractors as it would lead to significant increases in our costs. Currently, we have four foundry partners and rely on three CSP ball drop subcontractors. Some of our products are sole sourced at one of our foundry partners in China, Japan or Taiwan. CSP ball drop is a key step in the CSP used for the bulk of our mobile handset products. Currently, there are only a limited number of suppliers of this service and we currently use two of them. There is also a limited capacity of plastic assembly and test contractors, especially for TDFN and UDFN packaging, for which customer demand is increasing. Our ability to secure sufficient plastic assembly and test capacity, especially the fast ramping TDFN and UDFN offerings, may limit our ability to satisfy our customers’ demand. If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

26 of 39

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors. For example, we have $2.1 million of test and packaging equipment on consignment in India and $1.5 million of test equipment on consignment in

27 of 39

Thailand as of June 30, 2007. Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment. Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books. Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

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

28 of 39

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

We may not successfully complete the Arques products under development in which case we would not realize some of the hoped-for benefits of that acquisition.

Our ability to realize revenue from the Arques assets is dependent upon our successfully completing Arques products under development and our ability to successfully sell them to our existing and new customers. The successful completion of Arques products under development requires additional spending. Should we choose not to incur additional spending or should we not succeed despite our spending, then we would not be able to complete the current products under development and the planned Company products incorporating Arques technology. Such failure could cause us to not realize expected revenue and could adversely affect the market for our stock.

We may not be successful in selling white LED driver products which were designed by Arques Technology or which we subsequently develop based on their technology. This would reduce incremental income we are planning to obtain.

Prior to our acquisition of Arques Technology in April, 2006, we had not marketed a white LED driver. With that acquisition, we acquired and started to market a family of white LED drivers during fiscal 2007. The market for white LED drivers for mobile handsets is intensely competitive with a growing number of new entrants. We may be unsuccessful in developing and offering products that leverage our customer relationships and are sufficiently attractive to become a viable vendor for white LED drivers.

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

29 of 39

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

30 of 39

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

If our products contain defects, fail to achieve industry reliability standards, or infringe third party intellectual rights or if there are delays in delivery or other unforeseen events which lead to our customers incurring damages, then our reputation may be harmed, and we may incur significant unexpected expenses and lose sales.

We face an inherent business risk of exposure to claims in the event that our products fail to perform as warranted or expected or if we are late in delivering them. Our customers might seek to recover from us any perceived losses, both direct and indirect, which could include their lost sales or profit, a recall of their products, or defending them against third party intellectual property claims. Such claims might be significantly higher than the revenues and profits we receive from our products involved as we are usually a component supplier with limited value content relative to the value of the ultimate end-product. We attempt to protect ourselves through a combination of quality controls, contractual provisions, business insurance, and self insurance. There is no assurance that we will always be able to limit our liability contractually or that any such limits that we negotiate will be enforceable. There can be no assurance that we will obtain the insurance coverage we seek, both in terms of dollar amount insured or scope of exclusions to the coverage, or that the self insured claims will not be larger than we expect. A successful claim against us could have material adverse effects on our results of operations and financial condition. Beyond the potential direct cost, loss of confidence by major customers could cause sales of our other products to drop significantly and harm our business.

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

31 of 39

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

32 of 39

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 versus our prior financial audit only fees on internal control documentation, testing, and auditing to complete our first annual review associated with filing of 10-K for the year ended March 31, 2005 to comply with section 404 of the Sarbanes-Oxley Act. We also spent a significant but not separately determinable amount in fiscal 2007 and fiscal 2006 in internal control documentation, testing, and auditing. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with

33 of 39

the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

None.

ITEM 5. Other Information

None.

34 of 39

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

35 of 39

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

36 of 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)
Date: August 9, 2007	By:	/S/ ROBERT V. DICKINSON
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)
/S/ KEVIN J. BERRY

Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

37 of 39

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

38 of 39

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

39 of 39