Form 10-Q
period 2007-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2007-11-09
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007
or

☐	Transition Report Pursuant to Section 10 or 15(d) of the Securities Exchange Act of 1934

For The Transition Period from              to
Commission File Number 0-15449
__________________

CALIFORNIA MICRO DEVICES CORPORATION
(Exact name of registrant as specified in its charter)
__________________

Delaware	94-2672609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

490 N. McCarthy Boulevard #100 Milpitas, California	95035
(Address of principal executive offices)	(Zip Code)
(408) 263-3214
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address, and former fiscal year if changed since last report)
__________________

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

    The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2007 was 23,207,610.
1 of 44

California Micro Devices Corporation
Form 10-Q for the Quarter Ended September 30, 2007

2 of 44

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$16,122	$18,733	$29,245	$34,805
Cost of sales	10,853	11,228	19,890	21,217
Gross margin	5,269	7,505	9,355	13,588
Operating expenses:
Research and development	1,573	2,171	3,410	4,226
Selling, general and administrative	3,721	4,067	7,638	8,261
In-process research and development	-	-	-	2,210
Amortization of purchased intangible assets	41	42	82	76
Total operating expenses	5,335	6,280	11,130	14,773
Operating income (loss)	(66)	1,225	(1,775)	(1,185)
Other income, net	642	617	1,283	1,156
Income (loss) before income taxes	576	1,842	(492)	(29)
Income taxes	19	465	7	669
Net income (loss)	$557	$1,377	$(499)	$(698)

Net income (loss) per share – basic	$0.02	$0.06	$(0.02)	$(0.03)
Weighted average common shares outstanding – basic	23,202	23,006	23,191	22,953
Net income (loss) per share–diluted	$0.02	$0.06	$(0.02)	$(0.03)
Weighted average common shares and share equivalents outstanding – diluted	23,234	23,080	23,191	22,953

See Notes to Condensed Consolidated Financial Statements.

3 of 44

California Micro Devices Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	March 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$2,025	$1,908
Short-term investments	47,400	47,116
Accounts receivable, net	8,851	7,514
Inventories	4,510	5,172
Deferred tax assets	2,269	2,201
Prepaid expenses and other current assets	870	882
Total current assets	65,925	64,793
Property, plant and equipment, net	5,786	4,840
Goodwill	5,258	5,258
Intangible assets, net	349	432
Other long-term assets	90	560
TOTAL ASSETS	$77,408	$75,883

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,011	$4,654
Accrued liabilities	2,161	3,269
Deferred margin on shipments to distributors	2,046	1,479
Current maturities of capital lease obligations	132	132
Total current liabilities	10,350	9,534
Other long-term liabilities	265	303
Total liabilities	10,615	9,837
Commitments and contingencies
Shareholders' equity:
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; shares issued and outstanding:
23,205,110 and 23,151,103 as of September 30, 2007 and
March 31, 2007, respectively	116,314	114,923
Accumulated other comprehensive income	4	-
Accumulated deficit	(49,525)	(48,877)
Total shareholders' equity	66,793	66,046
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$77,408	$75,883

See Notes to Condensed Consolidated Financial Statements.

4 of 44

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(499)	$(698)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	930	699
Accretion of investment purchase discounts	(730)	(758)
Amortization of intangible assets	82	76
In-process research and development	-	2,210
Stock-based compensation	1,192	1,576
Tax benefit from share-based payment arrangements	(6)	-
Deferred income taxes	(68)	150
Changes in assets and liabilities:
Accounts receivables	(1,337)	367
Inventories	662	47
Accounts payable and other current liabilities	988	1,834
Deferred margin on shipments to distributors	567	(44)
Other assets and liabilities	(25)	45
Net cash provided by operating activities	1,756	5,504

Cash flows from investing activities:
Purchases of short-term investments	(69,950)	(85,689)
Maturities and sales of short-term investments	70,400	94,439
Payments for acquisition, net of cash acquired	(1,031)	(6,985)
Capital expenditures	(1,263)	(1,098)
Net cash provided by (used in) investing activities	(1,844)	667

Cash flows from financing activities:
Proceeds from employee stock compensation plans	199	621
Tax benefit from share-based payment arrangements	6	-
Net cash provided by financing activities	205	621

Net increase in cash and cash equivalents	117	6,792
Cash and cash equivalents at beginning of period	1,908	9,788
Cash and cash equivalents at end of period	$2,025	$16,580

See Notes to Condensed Consolidated Financial Statements.

5 of 44

California Micro Devices Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of September 30, 2007, and the results of operations for the three and six month periods ended September 30, 2007 and 2006, and cash flows for the six month periods ended September 30, 2007 and 2006.  Results for the three and six month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2008.  Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current 2008 presentation.

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

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (“FAS 157”). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that FAS 157 will have on our results of operations and financial position.

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

6 of 44

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	September 30,	March 31,
	2007	2007
Cash	$41	$-
Money market funds	1,984	1,908
Cash and cash equivalents	$2,025	$1,908

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

Short-term investments were as follows (in thousands):

	September 30,	March 31,
	2007	2007
Commercial paper	$25,440	$31,327
Corporate bonds	12,890	9,280
Asset-backed securities	5,959	4,009
U.S. Agency notes	3,111	-
Certificate of deposits	-	2,500
Total short-term investments	$47,400	$47,116

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of September 30, 2007, relates entirely to our purchase of Arques Technology, Inc. in April 2006.  In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets: ("SFAS 142") goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist.  We perform our annual test for impairment of goodwill during our fourth fiscal quarter.

Intangible Assets

In connection with the Arques acquisition, $590,000 of the purchase consideration was allocated to intangible assets.  The components of intangible assets as of September 30, 2007 were as follows (in thousands):

	Developed and Core Technology	Distributor Relationships	Total
Gross carrying amount at September 30, 2007	$520	$70	$590
Accumulated amortization	190	51	241
Net carrying amount at September 30, 2007	$330	$19	$349

7 of 44

The amortization expense for developed and core technology and distributor relationships was $41,000 and $82,000 for the three and six months ended September 30, 2007, respectively, as compared to $42,000 and $76,000 for the same periods a year ago. Based on intangible assets recorded at September 30, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $83,000, $131,000 and $135,000 in the remainder of 2008, 2009 and 2010, respectively.

In assessing the recoverability of goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record additional impairment charges for these assets.

6.  Balance Sheet Components

Balance sheet components were as follows (in thousands):

	September 30,	March 31,
	2007	2007
Inventories:
Work in process	$1,909	$2,161
Finished goods	2,601	3,011
	$4,510	$5,172

Accounts receivable, net:
Accounts receivable	$9,165	$7,904
Less allowance for doubtful accounts	(3)	(320)
Less sales allowances and return reserves	(311)	(70)
	$8,851	$7,514

Property, plant and equipment, net:
Machinery and equipment	$11,215	$8,971
Computer equipment and related software	4,011	3,805
Construction in progress	358	1,008
	$15,584	$13,784
Less: accumulated depreciation and amortization	(9,798)	(8,944)
	$5,786	$4,840
Accrued liabilities:
Accrued salaries and benefits	$1,053	$1,366
Other accrued liabilities	1,108	1,903
	$2,161	$3,269

7. Capital Lease Obligations

In October 2006, we entered into a three-year software lease agreement with Synopsys.  The capitalized amount associated with the lease is $362,000.  Concurrently, we also entered into a three-year software lease agreement with Applied Wave Research, for which the capitalized amount is $34,000.  The imputed interest rate for each of these leases is approximately 8% and lease payments aggregating to $132,000 per year. The outstanding capital lease obligation as of September 30, 2007 and March 31, 2007 was $264,000.  Interest expense on the lease during six months ended September 30, 2007 was $6,000.

8 of 44

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):

	September 30,	March 31,
	2007	2007
Capitalized cost	$396	$396
Accumulated amortization	(121)	(55)
Net book value	$275	$341

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “depreciation and amortization” on our condensed consolidated statements of cash flows.

8. Employee Stock Benefit Plans

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align shareholder and employee interests. Under our current equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. These plans are described fully in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2007.

Stock Options

Stock option activity for the six months ended September 30, 2007, is as follows (in thousands, except share prices):

	Shareholder Approved Plans		Non-Sharholder Approved Plan		All Plans
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2007	3,493	$5.96	818	$7.42	4,311	$6.24
Granted	1,009	3.79	-	-	1,009	3.79
Exercised	(5)	2.75	-	-	(5)	2.75
Canceled	(128)	5.63	(170)	7.81	(298)	6.87
Balance at September 30, 2007	4,369	$5.48	648	$7.31	5,017	$5.71	7.67	$956

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $4.39 as of September 28, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

Net cash proceeds from the exercise of stock options for the three and six months ended September 30, 2007 were $14,000 compared to $57,000 and $415,000 respectively, for the same periods a year ago.

9 of 44

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at September 30, 2007:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding (thousands)	Average Remaining Contractual Life	Weighted Average Price	Number Exercisable (thousands)	Weighted Average Exercise Price
$2.75	-	$4.00	1,245	9.26	$3.64	173	$3.28
4.01	-	6.00	1,743	7.91	4.91	769	5.25
6.01	-	8.00	1,604	6.67	6.79	1,072	6.75
8.01	-	10.00	272	6.12	8.69	272	8.69
10.01	-	22.50	153	5.35	15.19	153	15.19
$2.75	-	$22.50	5,017	7.67	$5.71	2,439	$6.78

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. We issued 49,007 shares under the ESPP during the six months ended September 30, 2007, compared to 34,038 for the same period a year ago.  Net cash proceeds from the ESPP were $185,000 for the six months ended September 30, 2007, compared to $206,000 for the same period a year ago. There was no ESPP issuance during three months ended September 30, 2007 and 2006.

Shares Available for Future Issuance under Employee Benefit Plans

As of September 30, 2007, 882,000 shares were available for future issuance, which included 394,000 shares of common stock available for issuance under our ESPP, 22,000 under our UK Sub-Plan and 466,000 under our 2004 Omnibus Incentive Compensation Plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three and six months ended September 30, 2007 and 2006 resulting from employee stock options and ESPP included in our Condensed Consolidated Statements of Operations in accordance with FAS 123(R) (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of sales	$85	$103	$179	$233
Research and development	128	160	297	348
Selling, general and administrative	300	469	685	995
Stock-based compensation expense before income taxes	513	732	1,161	1,576
Tax benefit	-	-	6	-
Stock-based compensation expense, net of tax	$513	$732	$1,155	$1,576

10 of 44

The effect of recording employee stock-based compensation expense for the three and six months ended September 30, 2007 and 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Impact on income / loss before income taxes	$513	$732	$1,161	$1,576
Impact on net income / loss	513	732	1,155	1,576
Impact on basic and diluted net income / loss per share	$0.02	$0.03	$0.05	$0.07

Income tax benefit of $0 and $6,000 was realized from ESPP purchases during the three and six months ended September 30, 2007, respectively, whereas no such benefit was realized during the same periods a year ago.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Employee Stock Options:
Expected life in years	4.11	4.06	4.11	4.02
Volatility	0.64	0.71	0.64	0.70
Risk-free interest rate	4.36%	4.78%	4.38%	4.83%
Dividend Yield	0%	0%	0%	0%

ESPP:
Expected life in years	0.50	0.50	0.50	0.50
Volatility	0.38	0.49	0.38	0.49
Risk-free interest rate	4.99%	5.02%	4.99%	5.02%
Dividend Yield	0%	0%	0%	0%

We currently estimate our forfeiture rate to be 17%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover.

As of September 30, 2007, we had $2.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 3.3 years.

9. Stock Issuances

During the three and six months ended September 30, 2007 and 2006, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Shares purchased	5,000	17,800	54,000	153,808
Aggregate purchase price	$14,000	$57,000	$199,000	$621,000

11 of 44

10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$557	$1,377	$(499)	$(698)
Weighted average common shares outstanding used in
the calculation of net income (loss) per share:
Basic Shares	23,202	23,006	23,191	22,953
Effect of dilutive securities:
Employee stock options	32	74	-	-
Dilutive shares	23,234	23,080	23,191	22,953
Net income (loss) per share:
Basic	$0.02	$0.06	$(0.02)	$(0.03)
Diluted	$0.02	$0.06	$(0.02)	$(0.03)

Basic income (loss) per share was computed using the net income (loss) and weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the additional shares issuable upon the assumed exercise of stock options.

Due to our net loss for the six months ended September 30, 2007 and 2006, all of our outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the six months ended September 30, 2007 and 2006, we would have added 44,002 and 173,005 common equivalent shares respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Options to purchase 4,417,732 and 3,827,079 shares of common stock were outstanding during the three months ended September 30, 2007 and 2006, but were not included in the computation of diluted earnings per share because the effect was antidilutive. Employee stock options are antidilutive for a profitable company when the exercise price of the securities is greater than the average market price of the common shares for the period.

11. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gain on our available for sale securities. Comprehensive income (loss) for the three and six months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$557	$1,377	$(499)	$(698)
Unrealized gain on available for sale securities	24	4	4	11
Foreign currency translation adjustment	-	(3)	-	(4)
Comprehensive income (loss)	$581	$1,378	$(495)	$(691)

12 of 44

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

As a result of the implementation of FIN 48, we recognized a $149,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as a cumulative effect of a change in accounting principle that resulted in an increase to accumulated deficit.

The amount of unrecognized tax benefits as of April 1, 2007 after the FIN 48 adjustment was $175,000. For the six months ended September 30, 2007, there was no significant change to the liability for unrecognized tax benefits booked at the beginning of the year.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was $49,000. The additional amount of interest and penalties for the six months ended September 30, 2007 was insignificant.

We estimated that it is more likely than not that approximately $2.3 million and $2.2 million, respectively, of the deferred tax assets as of September 30, 2007 and March 31, 2007 will be realized in the following year. As of September 30, 2007, a valuation allowance of approximately $21.4 million was recorded against the net deferred tax assets. The valuation allowance is decreased by approximately $0.8 million during the six months ended September 30, 2007 primarily due to revisions in estimates of our ability to realize deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of September 30, 2007, the federal returns for the years ended March 31, 2004 through the current period and certain state returns for the years ended March 31, 2003 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

13. Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. For the three and six months ended September 30, 2007 and September 30, 2006, two original equipment manufacturer (OEM) customers each represented more than 10% of our net sales. In addition, two distributors each represented more than 10% of our net sales for the three and six months ended September 30, 2007 and one distributor represented more than 10% of our net sales for the three and six months ended September 30, 2006.

13 of 44

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in thousands):

	Three Months Ended September 30				Six Months Ended September 30
	2007		2006		2007		2006
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
China	$4,275	27%	$8,210	44%	$7,573	26%	$15,798	45%
Korea	5,875	36%	4,028	22%	10,728	37%	7,630	22%
Taiwan	2,888	18%	2,858	15%	5,647	19%	5,099	15%
Singapore	1,337	8%	2,242	12%	2,360	8%	3,384	10%
Japan and others	186	1%	109	1%	260	1%	281	1%
Total Asia Pacific	14,561	90%	17,447	93%	26,568	91%	32,192	92%
United States	1,125	7%	1,008	5%	1,821	6%	1,973	6%
Mexico and Brazil	176	1%	-	0%	275	1%	116	0%
Total Americas	1,301	8%	1,008	5%	2,096	7%	2,089	6%
Europe	260	2%	278	1%	581	2%	524	2%
Total net sales	$16,122	100%	$18,733	100%	$29,245	100%	$34,805	100%

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

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at September 30, 2007 and March 31, 2007.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

Product Warranty

We typically provide a one-year warranty that our products will be free from defects in material and workmanship and will substantially conform in all material respects to our most recently published applicable specifications although sometimes we provide shorter or longer warranties, especially to some of our larger OEM customers. We have experienced minimal warranty claims in the past, and we accrue for such contingencies in our sales allowances and return reserve.

14 of 44

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products will decline approximately 15% per year; (2) our having a target gross margin of 39% to 41%;  (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation not to pay dividends in the foreseeable future; (6) our plan to examine goodwill we recorded from our acquisition of Arques Technology for impairment on or before the end of fiscal 2008; (7) our having a long term target for research and development expenses of 9% to 10% of sales; (8) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales; (9) the future impact of the ASMC wafer fab shut-down; and (10) our expectation of further cost reductions of our products in future. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; whether ASMC will be able to resume processing wafers when expected and whether some of our customers will seek to replace us with an alternate source of supply; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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
15 of 44

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

At the end of October, one of our wafer fab partners, ASMC of Shanghai, experienced a power failure which impacted some of its in-process wafers, including some for us, and its wafer fab lines, including some lines which make product for us and in some cases are our only current source for such product.  ASMC has informed us that it expects to complete repairs to damaged equipment and resume processing wafers within the next four to six weeks.  We are taking steps to try to minimize the effect of this temporary shut-down on our customers and on ourselves.  We expect that the revenue decline in the quarter ending December 31, 2007, will materially reduce our net income for the quarter.  Although no assurance can be given, we believe that some of the revenue and net income that we lose in the December quarter due to the ASMC shut-down will be deferred to the quarter ending March 31, 2008, rather than forgone permanently.

Second Quarter Key Financial Highlights

The following are key financial highlights of second quarter of fiscal 2008:

Net Sales of $16.1 Million: Our net sales were $16.1 million in second quarter of fiscal 2008, down 14% from $18.7 million in the same period a year ago.

Gross Margin of $5.3 Million: Our gross margin was $5.3 million (33% of our net sales) in the second quarter of fiscal 2008 as compared to gross margin of $7.5 million (40% of our net sales) in the same period a year ago.

Net Income of $0.02 per Share: Our net income per share, basic and diluted, was $0.02 in the second quarter of fiscal 2008 compared to  net income per share, basic and diluted, of $0.06 in the same period a year ago.

Cash Provided by Operating Activities of $1.8 Million: We generated operating cash inflow of $1.8 million during six months ended September 30, 2007 as compared to $5.5 million in the same period a year ago.

Cash* Position: We ended the second quarter of fiscal 2008 with a cash position of $49.4 million as compared to $49.0 million, as of March 31, 2007.
___________________
* Cash = Cash and cash equivalents + Short-term investments

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net income (loss), both in dollars and as a percentage of net sales, for the three and six months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2007		2006		2007		2006
		% of		% of		% of		% of
		Net		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$16,122	100%	$18,733	100%	$29,245	100%	$34,805	100%
Cost of sales	10,853	67%	11,228	60%	19,890	68%	21,217	61%
Gross margin	5,269	33%	7,505	40%	9,355	32%	13,588	39%
Research and development	1,573	10%	2,171	12%	3,410	12%	4,226	12%
Selling, general and administrative	3,721	23%	4,067	22%	7,638	26%	8,261	24%
In-process research and development	-	0%	-	0%	-	0%	2,210	6%
Amortization of intangible assets	41	0%	42	0%	82	0%	76	0%
Other income, net	642	4%	617	3%	1,283	4%	1,156	3%
Income (loss) before income taxes	576	4%	1,842	10%	(492)	(2%)	(29)	(0%)
Income taxes	19	0%	465	2%	7	0%	669	2%
Net income (loss)	$557	3%	$1,377	7%	$(499)	(2%)	$(698)	(2%)

16 of 44

Net sales

Net sales by market for three months ended September 30, 2007 and 2006 were as follows (in millions):

	Three months ended September 30,
	2007		2006
	Amount	As % of Total Sales	Amount	As % of Total Sales	$ Change	% Change
Mobile handset	$10.7	66%	$13.5	72%	$(2.8)	(21%)
Digital consumer electronics and personal computers	5.4	34%	5.2	28%	0.2	4%
Total	$16.1	100%	$18.7	100%	$(2.6)	(14%)

Our net sales declined to $16.1 million during the three months ended September 30, 2007 from $18.7 million during the same period a year ago. The decline in our product sales in mobile handset market was primarily due to two factors a) lower sales to a major customer as a result of share shifts in the mobile handset market and competition as well as b) price decreases of our products. These declines were partially offset by increases in sales to other customers. Sales from products for the personal computer and digital consumer market increased slightly during three months ended September 30, 2007 compared to same period a year ago.

Total units sold during the three months ended September 30, 2007 decreased to approximately 199 million units from approximately 233 million units during the same period a year ago.

Net sales by market for six months ended September 30, 2007 and 2006 were as follows (in millions):

	Six months ended September 30,
	2007		2006
	Amount	As % of Total Sales	Amount	As % of Total Sales	$ Change	% Change
Mobile handset	$19.1	65%	$24.7	71%	$(5.6)	(23%)
Digital consumer electronics and personal computers	10.1	35%	10.1	29%	-	0%
Total	$29.2	100%	$34.8	100%	$(5.6)	(16%)

Our net sales declined to $29.2 million during the six months ended September 30, 2007 from $34.8 million during the same period a year ago. The decline in our product sales in mobile handset market was primarily due to two factors a) lower sales to a major customer as a result of share shifts in the mobile handset market, competition and inventory adjustments as well as b) price decreases of our products. These declines were partially offset by increases in sales to other customers.

Total units sold during the six months ended September 30, 2007 decreased to approximately 361 million units from approximately 430 million units during the same period a year ago.

17 of 44

Gross Margin

Gross margin decreased by $2.2 million and $4.2 million for the three and six months ended September 30, 2007 compared to the three and six months ended September 30, 2006, respectively, due to the following reasons:

Gross margin increase (decrease) compared to prior periods (in millions):	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007
Price change of products based on a constant mix for core markets	$(2.5)	$(4.7)
Volume, mix and other factors	(1.2)	(3.0)
Cost reductions of our products on a constant mix	1.5	3.5
	$(2.2)	$(4.2)

The gross margin decrease was primarily driven by a decrease in prices and volume of our products as well as change in our product mix partially offset by product cost reductions.  Consistent with our expectations, our ASP declined 14% based on a constant mix of products in the second quarter of fiscal 2008 as compared to the same period a year ago. In the future we expect our ASP for similar products based on a constant mix of products to continue to decline at a rate of approximately 15% per year. Units sold in mobile handset market decreased by 21% and units sold in digital consumer electronics and personal computer markets increased by 11% during quarter ended September 30, 2007 as compared to the same quarter a year ago. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors and continued improvement in our assembly and testing processes.

As a percentage of sales, gross margin decreased to 33% and 32% for the three and six months ended September 30, 2007, compared to 40% and 39% for the three and six months ended September 30, 2006, respectively. Our long-range gross margin target remains 39% to 41%. However, our gross margin could fail to achieve this target range or could decline.

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The decrease in research and development expenses for the three and six months ended September 30, 2007, compared to the three and six months ended September 30, 2006, respectively, was due to the following reasons:

Expense increase (decrease) compared to prior periods (in thousands):	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007
Engineering supplies	$(431)	$(424)
Product related costs	(215)	(140)
Salaries and benefits, outside services and other costs	48	(252)
	$(598)	$(816)

Research and development expenses decreased by $0.6 and $0.8 million during three and six months ended September 30, 2007, respectively, as compared with the same periods a year ago, primarily due to the timing of our projects. Research and development expenses decreased primarily due to higher expenses, related to development of our initial serial interface display controller product, incurred during our last fiscal year. This decline is considered temporary as the serial interface display controller and ASIP developments will begin to ramp up during the remainder of fiscal year 2008.

As a percentage of sales, research and development expenses decreased to 10% during the three months ended September 30, 2007 from 12% during the same period a year ago. Research and development expenses remained at a consistent level of 12% of net sales during six months ended September 30, 2007 and 2006. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses may exceed our target range and represent more than 10% of sales.
18 of 44

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The decrease in selling, general, and administrative expenses for the three and six months ended September 30, 2007 compared to three and six months ended September 30, 2006, respectively, was due to the following reasons:

Expense decrease compared to prior periods (in thousands):	Three Months Ended	Six Months Ended
	September 30, 2007	September 30, 2007
Employee stock based compensation expense	$(163)	$(301)
Commissions, salaries and benefits	(73)	(211)
Outside services and other expenses	(110)	(111)
	$(346)	$(623)

Selling, general and administrative expenses decreased by approximately $0.3 million and $0.6 million during the three and six months ended September 30, 2007, respectively, as compared with same periods a year ago primarily due to a decrease in sales commissions, bonus, employee stock based compensation expense as well as reduced spending for marketing communications.

As a percentage of sales, selling, general and administrative expenses increased to 23% and 26% during three and six months ended September 30, 2007 from 22% and 24% during the same periods a year ago mainly due to a decrease in our sales. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially.

Amortization of Intangible Assets

Amortization of intangible assets of $41,000 and $82,000 during the three and six months ended September 30, 2007 as compared to $42,000 and $76,000 during the same periods a year ago, respectively, was related to the Arques acquisition.  For additional information regarding intangible assets, see Note 5 to the Consolidated Financial Statements.

In-Process Research and Development (IPR&D)

There was no IPR&D expense incurred during the three months ended September 30, 2007 and 2006. IPR&D expense for the six months ended September 30, 2007 and September 30, 2006 was $0 and $2.2 million, respectively. The IPR&D expense was related to the Arques acquisition. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We do not expect future IPR&D expenses related to the Arques acquisition.

Other Income, Net

Other income, net mainly includes interest income, interest expense and other expenses.

The increase in other income is primarily due to an increase in interest income from $0.6 and $1.2 million for the three and six months ended September 30, 2006 to $0.7 and $1.3 million for the three and six months ended September 30, 2007, respectively. The increase in interest income resulted from increased interest rate and our having more cash as a result of positive cash flow from operations in the intervening year and issuance of common stock under our employee stock option and employee stock purchase plans reduced by the cash outlay for the purchase of manufacturing equipment and final Arques escrow payment.

Income Taxes

During second quarter of fiscal 2008, we recorded an income tax provision of $19,000 as compared with tax provision of $465,000 for same period last year. Our income tax provision decreased in the second quarter of fiscal 2008 compared to corresponding quarter of fiscal 2007, primarily as a result of our estimates in our ability to utilize loss carryforwards, and the valuation allowance of the deferred tax assets. See “Note 12: Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.
19 of 44

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

20 of 44

Impairment of long lived assets

SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually and more frequently whenever events indicate that their carrying value may not be recoverable. An impairment loss is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be required. We cannot predict the occurrence of future events that might lead to impairment nor the impact such events might have on these reported asset values. We plan to examine goodwill we recorded from our acquisition of Arques for impairment on or before our fiscal year end.

Stock-based Compensation

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

As stock-based compensation expense recognized in the condensed consolidated statements of operations for three and six months ended September 30, 2007 and September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

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

21 of 44

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

See “Note 12: Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of September 30, 2007, we had accrued $20,000 for our litigation-related matters.

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

	Six Months Ended September 30,
(In thousands)	2007	2006
Cash provided by operating activities	$1,756	$5,504
Cash provided by (used in) investing activities	(1,844)	667
Cash provided by financing activities	205	621
Net increase in cash and cash equivalents	$117	$6,792

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments as of September 30, 2007 were $49.4 million compared to $49.0 million as of March 31, 2007, a increase of $0.4 million mainly due to positive operating cash flow and net proceeds from the issuance of common stock under our ESPP partially offset by cash payments for the purchase of manufacturing equipment and final Arques escrow payment.

22 of 44

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Cash provided by operating activities was $1.8 million during the six months ended September 30, 2007. The net loss of $0.5 million for the six months ended September 30, 2007, included non-cash items such as employee stock based compensation expense of $1.2 million and depreciation and amortization of $0.9 million.

Accounts receivable increased to $8.9 million at September 30, 2007 compared to $7.5 million at March 31, 2007, primarily as a result of increased shipments.  Receivables days of sales outstanding were 51 days and 44 days as of quarters ended September 30, 2007 and March 31, 2007, respectively. Net inventory was $4.5 million as of September 30, 2007, compared to $5.2 million as of March 31, 2007. Annualized inventory turns were 8.2 at September 30, 2007 as compared to 8.0 at March 31, 2007. Accounts payable and accrued liabilities totaled $8.2 million at September 30, 2007 compared to $7.9 million at March 31, 2007.

Cash provided by operating activities was $5.5 million during the six months ended September 30, 2006. Receivables days of sales outstanding were 50 days and 55 days as of September 30, 2006 and March 31, 2006, respectively. The net loss for six months ended September 30, 2006 included non-cash charges comprised principally of IPR&D of $2.2 million, employee stock based compensation expense of $1.6 million and depreciation and amortization of $0.7 million.

Investing activities

The most significant components of the our investing activities during six months ended September 30, 2007 and 2006 include: (i) purchases and sales of short-term investments, (ii) payments for the acquisition of Arques, and (iii) capital expenditures.

Investing activities during the six months ended September 30, 2007 used $1.8 million of cash, primarily reflecting our payment towards the purchase of manufacturing capital equipment and the final Arques escrow payment.

Investing activities during the six months ended September 30, 2006 provided $0.7 million of cash, primarily due to net redemption of short-term investments partially offset by the purchase of Arques Technology and our capital expenditures.

Financing activities

The most significant components of the our financing activities during the six months ended September 30, 2007 and 2006 include proceeds from employees stock compensation plans.

Net cash provided by financing activities for the six months ended September 30, 2007 was $0.2 million and was primarily the result of net proceeds from the issuance of common stock under our ESPP.

Net cash provided by financing activities for the six months ended September 30, 2006 was $0.6 million and was the result of net proceeds from the issuance of common stock under our stock option plans and the ESPP.
23 of 44

The following table summarizes our contractual obligations as of September 30, 2007:

	Payment due by period
(in thousands)	Remainder of Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Beyond Fiscal 2011	Total
Capital lease obligations	$132	$132	$-	$-	$-	$264
Operating lease obligations	183	377	283	193	-	1,036
Purchase obligations	796	-	-	-	-	796
	$1,111	$509	$283	$193	$-	$2,096

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

24 of 44

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2007 we held $47.4 million of investments in short-term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital lease and the fair value as of September 30, 2007. The fair value of our capital lease is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

	Periods of Maturity
(In thousands)	Remainder of Fiscal 2008	Fiscal 2009	Beyond 2009	Total	Fair Value as of September 30, 2007
Liabilities:
Capital Lease Obligations	$132	$132	$-	$264	$264
Weighted average interest rate				8%

We have little exposure to foreign currency risk since all of our sales are denominated in US dollars as is most of our spending with a minor portion of our expenditures paid in Asian currencies.

25 of 44

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

(iii)  Evaluation of Disclosure Controls and Procedures.   The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no significant changes in the Company’s internal control over financial reporting that occurred during our second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

26 of 44

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

 ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Form 10-Q for the quarter ended June 30, 2007. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in three out of the last six most recent fiscal quarters, including the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, although overall we were almost breakeven in fiscal 2007 and were profitable during the second quarter of fiscal 2008.  We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial loss of nine cents per share during the first quarter of fiscal 2007.  This loss would have been a one cent per share profit but for the one time in-process research and development charge we incurred due to our acquisition of Arques Technology, Inc.  We returned to profitability during the second and third quarters of fiscal 2007, followed by losses during fourth quarter of fiscal 2007 and first quarter of fiscal 2008. We were then profitable during the second quarter of fiscal 2008. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, and our continued ability to manage our operating expenses. In order to obtain and sustain profitability in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers or lose market share.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the second quarter of fiscal 2008, two customers primarily in the mobile handset market represented 46% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the second quarter of fiscal 2008, two distributors represented 24% of our net sales. If we were to lose these distributors, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.
27 of 44

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

During the second quarter of fiscal 2008, 66% of our revenue was from sales to the mobile handset market.  If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline.  This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

We currently depend on our circuit protection devices for almost all of our revenue.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices.  For example, during the second quarter of fiscal 2008, 99% of our revenue was derived from such sales.  With the acquisition of Arques and its product line of LED drivers and the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices, although for the next several years we expect most of our revenues to derive from circuit protection devices.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

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

28 of 44

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our protection products sufficiently to be competitive. We have seen ceramic filters obtain significant design wins for low end applications in the mobile handset market. We have also seen the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. With respect to serial interface display controllers, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

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

29 of 44

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

During the second quarter of fiscal 2008, international sales accounted for 93% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

30 of 44

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

During the second quarter of fiscal 2008, 39% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our dependence on a limited number of foundry partners and assembly and test subcontractors, and the limited capacity for plastic assembly and test subcontractors, exposes us to a risk of manufacturing disruption or uncontrolled price changes.

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners and assembly and test subcontractors as it would lead to significant increases in our costs. Currently, we have five foundry partners and rely on limited number of subcontractors.  Some of our products are sole sourced at one of our foundry partners in China, Japan or Taiwan. There is also a limited capacity of plastic assembly and test contractors, especially for Thin Dual Flat No-Lead Plastic Package (TDFN) and Ultra-Thin Dual Flat No-Lead Plastic Package (UDFN), for which customer demand is increasing. Our ability to secure sufficient plastic assembly and test capacity, especially the fast ramping TDFN and UDFN offerings, may limit our ability to satisfy our customers’ demand.  If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

31 of 44

In these regards, one of our wafer fab partners, ASMC of Shanghai, experienced a power failure at the end of October which impacted some of its in-process wafers, including some for us, and its wafer fab lines, including some lines which make product for us and in some cases are our only current source for such product.  While ASMC has informed us that it expects to complete repairs to damaged equipment and resume processing wafers within the next four to six weeks, there can be no assurance that it will not take ASMC a longer period of time.  Although we are taking steps to try to minimize the effect of ASMC's shut-down on our customers and on ourselves, there can be no assurance that some of our customers will not replace us with an alternate source of supply for some or all of the products they currently purchase from us and/or that we will not lose a material amount revenue and net income as a result of ASMC's shut-down.

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $2.2 million of test and packaging equipment on consignment in India and $1.3 million of test equipment on consignment in Thailand as of September 30, 2007.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

32 of 44

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

We are attempting to develop one or more new mixed signal integrated circuit products as well as PhotonIC® products resulting from our acquisition of Arques, which have a higher development cost than our protection device products. This limits how many of such products we can undertake at any one time increasing our risk that such efforts will not result in a working product for which there is a substantial demand at a price which will yield good margins. We are becoming increasingly engaged with third parties to assist us with these developments and have also added personnel with new skills to our engineering group. These third parties and new personnel may not be successful and we have less control over outsourced personnel. These new product developments involve technology in which we have less expertise which also increases the risk of failure. On the other hand, we believe that the potential payoff from these products makes it reasonable for us to take such risks.  Even if our devices work as planned, we may not have success with them in the market.  This risk is greater than with our protection device products because many of these new devices are product types for which we don't have material customer traction or market experience.
33 of 44

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

When we acquired Arques Technology, Inc. in April, 2006, we recognized approximately $5.3 million as goodwill on our balance sheet.  We will need to incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise, which would be the case if our market capitalization no longer materially exceeded the book value of our assets and could be the case if our product development and sales effort of Arques products and Arques-derived products is discontinued.  Our ability to realize revenue from the Arques assets is dependent upon our ability to successfully market and sell the products we acquired and completed (or in one case are still continuing to port to another manufacturing process) to our existing and new customers and to develop new products we can sell using the Arques personnel or based on the Arques intellectual property.  Should we not be successful in developing or selling these products, either because of a lack of market for the products given their price and performance, difficulties in the ongoing port or development of new products, for example due to a loss of the Arques personnel, or our inability to penetrate the key accounts, we would not realize expected revenue from the Arques assets, including its intellectual property and personnel, which could cause us to write-off the good will we recorded on our books. We are required to make such an assessment of our enterprise goodwill at least annually.  Any such impairment charge will correspondingly decrease our profitability and could lead to a decline in our stock price.

34 of 44

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

35 of 44

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
36 of 44

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
37 of 44

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
38 of 44

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

39 of 44

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

40 of 44

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

    None

ITEM 3. Defaults upon Senior Securities

    None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on August 24, 2007. Of the 23,200,110 shares of common stock outstanding as of the record date of June 30, 2007, a total of 20,177,534 shares were voted in person or by proxy, representing 86.97% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. At the meeting the following matters were acted upon.

Matter Acted Upon:

A. Election of Directors.

	Votes	Votes
	For	Withheld
Robert V. Dickinson	19,073,321	1,104,213
Wade F. Meyercord	18,797,828	1,379,706
Dr. Edward C. Ross	18,804,571	1,372,963
Dr. David W. Sear	19,084,746	1,092,788
Dr. John L. Sprague	18,797,717	1,379,817
David L. Wittrock	19,115,221	1,062,313

B. To ratify the selection of the firm Grant Thornton LLP as the independent auditors for the fiscal year ending March 31, 2008.

For	19,752,092
Against	409,962
Abstain	15,480
Broker non-vote	-

There were no other matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 5. Other Information

    None.

41 of 44

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL

The following documents are hereby incorporated by reference as Exhibits to this report:

Exhibit Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

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

_________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

42 of 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: November 9, 2007	By:	/S/ ROBERT V. DICKINSON __________________________________________
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY __________________________________________
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

43 of 44

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
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL are filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

__________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

 44 of 44