Form 10-Q
period 2007-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2008-02-08
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q
__________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2007

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

    The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 31, 2008 was 23,298,274.
1 of 48

California Micro Devices Corporation
Form 10-Q for the Quarter Ended December 31, 2007

2 of 48

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$14,955	$17,736	$44,201	$52,541
Cost of sales	10,105	11,393	29,995	32,610
Gross margin	4,850	6,343	14,206	19,931
Operating expenses:
Research and development	1,670	1,903	5,080	6,129
Selling, general and administrative	3,533	4,349	11,170	12,610
In-process research and development	-	-	-	2,210
Amortization of purchased intangible assets	41	41	124	117
Total operating expenses	5,244	6,293	16,374	21,066
Operating income (loss)	(394)	50	(2,168)	(1,135)
Other income, net	628	646	1,911	1,802
Income (loss) before income taxes	234	696	(257)	667
Income taxes	4	23	12	692
Net income (loss)	$230	$673	$(269)	$(25)

Net income (loss) per share – basic	$0.01	$0.03	$(0.01)	$(0.00)
Weighted average common shares outstanding – basic	23,252	23,063	23,212	22,989
Net income (loss) per share–diluted	$0.01	$0.03	$(0.01)	$(0.00)
Weighted average common shares and share equivalents outstanding – diluted	23,283	23,136	23,212	22,989

See Notes to Condensed Consolidated Financial Statements.

3 of 48

California Micro Devices Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,506	$1,908
Short-term investments	47,730	47,116
Accounts receivable, net	5,895	7,514
Inventories	6,976	5,172
Deferred tax assets	2,269	2,201
Prepaid expenses and other current assets	1,316	882
Total current assets	67,692	64,793
Property, plant and equipment, net	5,691	4,840
Goodwill	5,258	5,258
Intangible assets, net	308	432
Other long-term assets	83	560
TOTAL ASSETS	$79,032	$75,883

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,664	$4,654
Accrued liabilities	2,092	3,269
Deferred margin on shipments to distributors	2,116	1,479
Current maturities of capital lease obligations	132	132
Total current liabilities	11,004	9,534
Other long-term liabilities	163	303
Total liabilities	11,167	9,837
Commitments and contingencies
Shareholders' equity:
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; shares issued and outstanding:
23,293,024 and 23,151,103 as of December 31, 2007 and
March 31, 2007, respectively	117,159	114,923
Accumulated other comprehensive income	1	-
Accumulated deficit	(49,295)	(48,877)
Total shareholders' equity	67,865	66,046
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$79,032	$75,883

See Notes to Condensed Consolidated Financial Statements.

4 of 48

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(269)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,497	1,140
Accretion of investment purchase discounts	(1,036)	(1,114)
Amortization of intangible assets	124	117
In-process research and development	-	2,210
Stock-based compensation	1,746	2,346
Tax benefit from share-based payment arrangements	(22)	-
Deferred income taxes	(68)	515
Changes in assets and liabilities:
Accounts receivable, net	1,619	161
Inventories	(1,804)	(793)
Accounts payable and other current liabilities	1,715	1,305
Deferred margin on shipments to distributors	637	(346)
Other assets and liabilities	(375)	517
Net cash provided by operating activities	3,764	6,033

Cash flows from investing activities:
Purchases of short-term investments	(104,154)	(122,057)
Maturities and sales of short-term investments	104,577	123,139
Payments for acquisition, net of cash acquired	(1,031)	(6,993)
Capital expenditures	(1,906)	(1,553)
Net cash used in investing activities	(2,514)	(7,464)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	458	920
Repayments of capital lease obligations	(132)	(132)
Tax benefit from share-based payment arrangements	22	-
Net cash provided by financing activities	348	788

Net increase (decrease) in cash and cash equivalents	1,598	(643)
Cash and cash equivalents at beginning of period	1,908	9,788
Cash and cash equivalents at end of period	$3,506	$9,145

See Notes to Condensed Consolidated Financial Statements.

5 of 48

California Micro Devices Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2007. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of December 31, 2007, and the results of operations for the three and nine month periods ended December 31, 2007 and 2006, and cash flows for the nine month periods ended December 31, 2007 and 2006.  Results for the three and nine month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2008.  Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current 2008 presentation.

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

6 of 48

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”(“FAS 141(R)”) which expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of FAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of FAS 141(R) to fiscal years preceding the effective date are not permitted. We believe that there is no impact of FAS 141(R) on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“FAS 160”) which re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of FAS 160 to fiscal years preceding the effective date are not permitted. We believe that there is no impact of FAS 160 on our financial position and results of operations.

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	December 31,	March 31,
	2007	2007
Cash	$165	$-
Money market funds	3,341	1,908
Cash and cash equivalents	$3,506	$1,908

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

Short-term investments were as follows (in thousands):

	December 31,	March 31,
	2007	2007
Commercial paper	$17,939	$31,327
Corporate bonds	11,419	9,280
Asset-backed securities	5,095	4,009
U.S. Agency notes	13,277	-
Certificate of deposits	-	2,500
Total short-term investments	$47,730	$47,116

7 of 48

5. Goodwill and Other Intangible Assets

Goodwill

Goodwill as of December 31, 2007, relates entirely to our purchase of Arques Technology, Inc. in April 2006. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets: ("SFAS 142") goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist.  We perform our annual test for impairment of goodwill during our fourth fiscal quarter.

Intangible Assets

In connection with the Arques acquisition, $590,000 of the purchase consideration was allocated to intangible assets.  The components of intangible assets as of December 31, 2007 were as follows (in thousands):

	Developed
	and Core	Distributor
	Technology	Relationships	Total
Gross carrying amount at December 31, 2007	$520	$70	$590
Accumulated amortization	222	60	282
Net carrying amount at December 31, 2007	$298	$10	$308

The amortization expense for developed and core technology and distributor relationships was $41,000 and $124,000 for the three and nine months ended December 31, 2007, respectively, as compared to $41,000 and $117,000 for the same periods a year ago. Based on intangible assets recorded at December 31, 2007, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $41,000, $131,000 and $135,000 in the remainder of 2008, 2009 and 2010, respectively.

In assessing the recoverability of goodwill and intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record impairment charges for these assets.

8 of 48

6.  Balance Sheet Components

Balance sheet components were as follows (in thousands):

	December 31,	March 31,
	2007	2007
Inventories:
Work in process	$2,278	$2,161
Finished goods	4,698	3,011
	$6,976	$5,172

Accounts receivable, net:
Accounts receivable	$6,202	$7,904
Less allowance for doubtful accounts	(12)	(320)
Less sales allowances and return reserves	(295)	(70)
	$5,895	$7,514

Property, plant and equipment, net:
Machinery and equipment	$11,219	$8,971
Computer equipment and related software	4,051	3,805
Construction in progress	727	1,008
	$15,997	$13,784
Less: accumulated depreciation and amortization	(10,306)	(8,944)
	$5,691	$4,840
Accrued liabilities:
Accrued salaries and benefits	$1,113	$1,366
Other accrued liabilities	979	1,903
	$2,092	$3,269

7. Capital Lease Obligations

In October 2006, we entered into a three-year software lease agreement with Synopsys.  The capitalized amount associated with the lease is $362,000.  Concurrently, we also entered into a three-year software lease agreement with Applied Wave Research, for which the capitalized amount is $34,000.  The imputed interest rate for each of these leases is approximately 8% and capital lease payments aggregating to $132,000 per year. The outstanding capital lease obligation as of December 31, 2007 and March 31, 2007 was $132,000 and $264,000 respectively.  Interest expense on the lease during nine months ended December 31, 2007 was $9,000.

Total fixed assets purchased under capital leases and the associated accumulated amortization was as follows (in thousands):
	December 31,	March 31,
	2007	2007
Capitalized cost	$396	$396
Accumulated amortization	(154)	(55)
Net book value	$242	$341

9 of 48

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

Stock Options

Stock option activity for the nine months ended December 31, 2007, is as follows (in thousands, except share prices):

	Shareholder		Non-Shareholder
	Approved Plans		Approved Plan		All Plans
							Weighted
							Average
		Weighted		Weighted		Weighted	Remaining
		Average		Average		Average	Contractual	Aggregate
		Exercise		Exercise		Exercise	Term	Intrinsic
	Shares	Price	Shares	Price	Shares	Price	(in years)	Value
Balance at March 31, 2007	3,493	$5.96	818	$7.42	4,311	$6.24
Granted	1,141	3.81	-	-	1,141	3.81
Exercised	(16)	3.41	-	-	(16)	3.41
Canceled	(231)	5.38	(243)	7.81	(474)	6.63
Balance at December 31, 2007	4,387	$5.44	575	$7.25	4,962	$5.65	7.47	$1,547

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $4.64 as of December 31, 2007, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

Net cash proceeds from the exercise of stock options for the three and nine months ended December 31, 2007 were $9,000 and $22,000 respectively compared to $94,000 and $509,000 for the same periods a year ago.

10 of 48

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at December 31, 2007:

			Options Outstanding			Options Exercisable
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$2.75	-	$4.00	1,309	9.09	$3.65	172	$3.29
4.01	-	6.00	1,722	7.70	4.90	859	5.20
6.01	-	8.00	1,507	6.32	6.74	1,045	6.68
8.01	-	10.00	272	5.86	8.69	272	8.69
10.01	-	22.50	152	5.10	15.21	152	15.21
$2.75	-	$22.50	4,962	7.47	$5.65	2,500	$6.68

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. We issued 77,014 and 126,021 shares under the ESPP during the three and nine months ended December 31, 2007 respectively, compared to 53,527 and 87,565 for the same periods a year ago.  Net cash proceeds from the ESPP were $251,000 and $436,000 for the three and nine months ended December 31, 2007 respectively, compared to 206,000 and $412,000 for the same periods a year ago.

Shares Available for Future Issuance under Employee Benefit Plans

As of December 31, 2007, 775,000 shares were available for future issuance, which included 317,000 shares of common stock available for issuance under our ESPP, 22,000 under our UK Sub-Plan and 436,000 under our 2004 Omnibus Incentive Compensation Plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three and nine months ended December 31, 2007 and 2006 resulting from employee stock options and ESPP included in our Condensed Consolidated Statements of Operations in accordance with FAS 123(R) (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of sales	$83	$113	$262	$347
Research and development	144	173	441	521
Selling, general and administrative	359	484	1,043	1,478
Stock-based compensation expense before income taxes	586	770	1,746	2,346
Tax benefit	16	-	22	-
Stock-based compensation expense, net of tax	$570	$770	$1,724	$2,346

11 of 48

The effect of recording employee stock-based compensation expense for the three and nine months ended December 31, 2007 and 2006 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Impact on income / loss before income taxes	$586	$770	$1,746	$2,346
Impact on net income / loss	570	770	1,724	2,346
Impact on basic and diluted net income / loss per share	$0.03	$0.03	$0.07	$0.10

Income tax benefit of $16,000 and $22,000 was realized from ESPP purchases during the three and nine months ended December 31, 2007, respectively, whereas no such benefit was realized during the same periods a year ago.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended December 31, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Employee Stock Options:
Expected life in years	4.11	4.06	4.11	4.02
Volatility	0.64	0.69	0.64	0.70
Risk-free interest rate	3.49%	4.63%	4.28%	4.81%
Dividend Yield	0%	0%	0%	0%

ESPP:
Expected life in years	0.50	0.50	0.50	0.50
Volatility	0.59	0.47	0.48	0.51
Risk-free interest rate	3.64%	5.16%	4.32%	4.95%
Dividend Yield	0%	0%	0%	0%

We currently estimate our forfeiture rate to be 17%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover.

As of December 31, 2007, we had $2.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 3.2 years.

12 of 48

9. Stock Issuances

During the three and nine months ended December 31, 2007 and 2006, we issued the following shares of common stock under our employee stock option and employee stock purchase plans:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Shares issued	88,000	106,871	142,000	260,679
Total proceeds, including amounts receivable as at December 31, 2007 and 2006	$291,000	$365,000	$490,000	$986,000

10. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss)	$230	$673	$(269)	$(25)
Weighted average common shares outstanding used in
the calculation of net income (loss) per share:
Basic Shares	23,252	23,063	23,212	22,989
Effect of dilutive securities:
Employee stock options	31	73	-	-
Dilutive shares	23,283	23,136	23,212	22,989
Net income (loss) per share:
Basic	$0.01	$0.03	$(0.01)	$(0.00)
Diluted	$0.01	$0.03	$(0.01)	$(0.00)

Basic income (loss) per share was computed using the net income (loss) and weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the additional shares issuable upon the assumed exercise of stock options.

Due to our net loss for the nine months ended December 31, 2007 and 2006, all of our outstanding options were excluded from the diluted loss per share calculation because their inclusion would have been anti-dilutive. If we had earned a profit during the nine months ended December 31, 2007 and 2006, we would have added 39,832 and 139,952 common equivalent shares respectively, to our basic weighted-average shares outstanding to compute the diluted weighted-average shares outstanding.

Options to purchase 4,827,604 and 4,278,287 shares of common stock were outstanding during the three months ended December 31, 2007 and 2006, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

13 of 48

11. Comprehensive Income (Loss)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gain on our available for sale securities. Comprehensive income (loss) for the three and nine months ended December 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss)	$230	$673	$(269)	$(25)
Unrealized gain (loss) on available for sale securities	(3)	(5)	1	6
Foreign currency translation adjustment	-	(3)	-	(6)
Comprehensive income (loss)	$227	$665	$(268)	$(25)

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

The amount of unrecognized tax benefits as of April 1, 2007 after the FIN 48 adjustment was $175,000. For the nine months ended December 31, 2007, there was no significant change to the liability for unrecognized tax benefits booked at the beginning of the year.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was $49,000. The additional amount of interest and penalties for the nine months ended December 31, 2007 was insignificant.

We estimated that it is more likely than not that approximately $2.3 million and $2.2 million, respectively, of the deferred tax assets as of December 31, 2007 and March 31, 2007 will be realized in the following year. As of December 31, 2007, a valuation allowance of approximately $22.8 million was recorded against the net deferred tax assets. The valuation allowance is decreased by approximately $0.6 million during the nine months ended December 31, 2007 primarily due to revisions in estimates of our ability to realize deferred tax assets.

14 of 48

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of December 31, 2007, the federal returns for the years ended March 31, 2005 through the current period and certain state returns for the years ended March 31, 2004 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

13. Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. Our net sales from customers and distributors, individually representing more than 10% of total net sales during three and nine months ended December 31, 2007 and 2006, are as follows;

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Original Equipment Manufacturers:
Customer A	22%	14%	25%	14%
Customer B	17%	41%	18%	40%

Distributors:
Distributor A	15%	11%	13%	*
Distributor B	12%	10%	12%	*
_____________
* Distributor accounted for less than 10% of total net sales during the period.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2006		2007		2006
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
United States	$1.7	11%	$1.2	7%	$3.5	8%	$4.3	8%
China	4.5	30%	8.0	45%	12.0	27%	23.4	45%
Korea	4.2	28%	3.3	19%	15.0	34%	11.0	21%
Taiwan	2.9	19%	2.7	15%	8.6	19%	7.8	15%
Singapore	1.0	7%	2.1	12%	3.3	8%	4.7	9%
Others	0.7	5%	0.4	2%	1.8	4%	1.3	2%
Total net sales	$15.0	100%	$17.7	100%	$44.2	100%	$52.5	100%

15 of 48

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

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at December 31, 2007 and March 31, 2007.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

16 of 48

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

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products will decline approximately 15% per year; (2) our having a target gross margin of 38% to 40%;  (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation not to pay dividends in the foreseeable future; (6) our plan to examine goodwill we recorded from our acquisition of Arques Technology for impairment on or before the end of fiscal 2008; (7) our having a long term target for research and development expenses of 9% to 10% of sales. (8) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially; (9) our expectation to sell in the fourth quarter the wafers to one customer which were delayed from the third quarter due to the ASMC wafer fab shut down in late October and November; (10) our expectation of further cost reductions of our products in future and (11) our expectation of future interest income to reduce significantly as a result of decline in interest rates. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our core markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

17 of 48

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

At the end of October, one of our wafer fab partners, ASMC of Shanghai, experienced a power failure which impacted some of its in-process wafers, including some for us, and its wafer fab lines, including some lines which make product for us and in some cases are our only current source for such product.  As a result of responsive steps taken by ASMC and ourselves, we currently believe that the main implication of the power failure was that a wafer order from a customer which was scheduled for shipment in the third quarter of fiscal 2008 was delayed but is now expected to be shipped in the fourth quarter of fiscal 2008.

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

Third Quarter Key Financial Highlights

The following are key financial highlights of third quarter of fiscal 2008:

Net Sales of $15.0 Million: Our net sales were $15.0 million in third quarter of fiscal 2008, down 16% from $17.7 million in the same period a year ago.

Gross Margin of $4.9 Million: Our gross margin was $4.9 million (32% of our net sales) in the third quarter of fiscal 2008 as compared to gross margin of $6.3 million (36% of our net sales) in the same period a year ago.

Net Income of $0.01 per Share: Our net income per share, basic and diluted, was $0.01 in the third quarter of fiscal 2008 compared to  net income per share, basic and diluted, of $0.03 in the same period a year ago.

Cash Provided by Operating Activities of $3.6 Million: We generated operating cash inflow of $3.6 million during the nine months ended December 31, 2007 as compared to $6.0 million in the same period a year ago.

Cash* Position: We ended the third quarter of fiscal 2008 with a cash position of $51.2 million as compared to $49.0 million, as of March 31, 2007.
___________________
* Cash = Cash and cash equivalents + Short-term investments

18 of 48

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net income (loss), both in dollars and as a percentage of net sales, for the three and nine months ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2007		2006		2007		2006
		% of		% of		% of		% of
		Net		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$14,955	100%	$17,736	100%	$44,201	100%	$52,541	100%
Cost of sales	10,105	68%	11,393	64%	29,995	68%	32,610	62%
Gross margin	4,850	32%	6,343	36%	14,206	32%	19,931	38%
Research and development	1,670	11%	1,903	11%	5,080	11%	6,129	12%
Selling, general and administrative	3,533	24%	4,349	25%	11,170	25%	12,610	24%
In-process research and development	-	0%	-	0%	-	0%	2,210	4%
Amortization of intangible assets	41	0%	41	0%	124	0%	117	0%
Other income, net	628	4%	646	4%	1,911	4%	1,802	3%
Income (loss) before income taxes	234	2%	696	4%	(257)	(1%)	667	1%
Income taxes	4	0%	23	0%	12	0%	692	1%
Net income (loss)	$230	2%	$673	4%	$(269)	(1%)	$(25)	(0%)

Net sales

Net sales by market for three months ended December 31, 2007 and 2006 were as follows (in millions):

	Three months ended December 31,
	2007		2006
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$9.1	61%	$13.0	73%	$(3.9)	(30%)
Digital consumer electronics and personal computers	5.9	39%	4.7	27%	1.2	26%
Total	$15.0	100%	$17.7	100%	$(2.7)	(15%)

Our net sales declined to $15.0 million during the three months ended December 31, 2007 from $17.7 million during the same period a year ago. The decline in our product sales in mobile handset market was primarily due to two factors a) lower sales to a major customer as a result of share shifts in the mobile handset market and competition as well as b) price decreases of our products. These declines were partially offset by increases in unit sales to other customers. Sales from products for the personal computer and digital consumer market increased by 26% during three months ended December 31, 2007 compared to same period a year ago.

Total units sold during the three months ended December 31, 2007 decreased to approximately 178 million units from approximately 255 million units during the same period a year ago.

19 of 48

Net sales by market for nine months ended December 31, 2007 and 2006 were as follows (in millions):

	Nine months ended December 31,
	2007		2006
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$28.2	64%	$37.9	72%	$(9.7)	(26%)
Digital consumer electronics and personal computers	16.0	36%	14.6	28%	1.4	10%
Total	$44.2	100%	$52.5	100%	$(8.3)	(16%)

Our net sales declined to $44.2 million during the nine months ended December 31, 2007 from $52.5 million during the same period a year ago. The decline in our product sales in mobile handset market was primarily due to two factors a) lower sales to a major customer as a result of share shifts in the mobile handset market, competition and inventory adjustments as well as b) price decreases of our products. These declines were partially offset by increases in unit sales to other customers. Sales from products for the personal computer and digital consumer market increased by 10% during nine months ended December 31, 2007 compared to same period a year ago.

Total units sold during the nine months ended December 31, 2007 decreased to approximately 539 million units from approximately 685 million units during the same period a year ago.

Gross Margin

Gross margin decreased by $1.5 million and $5.7 million for the three and nine months ended December 31, 2007 respectively, compared to the same periods a year ago due to the following reasons:

Gross margin increase (decrease) compared to prior periods (in millions):	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2007
Price change of products based on a constant mix for core markets	$(1.4)	$(6.1)
Volume, mix and other factors	(0.5)	(3.5)
Cost reductions of our products on a constant mix	0.4	3.9
	$(1.5)	$(5.7)

The gross margin decrease was primarily driven by a decrease in prices and volume of our products as well as change in our product mix partially offset by product cost reductions.  Our ASP declined 9% based on a constant mix of products in the third quarter of fiscal 2008 as compared to the same period a year ago. In the future we expect our ASP for similar products based on a constant mix of products to decline at a rate of approximately 15% per year. Units sold in mobile handset market decreased by 39% and units sold in digital consumer electronics and personal computer markets increased by 30% during the quarter ended December 31, 2007 as compared to the same quarter a year ago. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors and continued improvement in our assembly and testing processes.

As a percentage of sales, gross margin decreased to 32% for the three and nine months ended December 31, 2007, compared to 36% and 38% for the three and nine months ended December 31, 2006, respectively. Our long-range gross margin target remains 38% to 40%. However, our gross margin could fail to achieve this target range or could decline.

20 of 48

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The decrease in research and development expenses for the three and nine months ended December 31, 2007, compared to the three and nine months ended December 31, 2006, respectively, was due to the following reasons:

Expense decrease compared to prior periods (in thousands):	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2007
Engineering supplies	$(132)	$(556)
Product related costs	(87)	(224)
Salaries and benefits, outside services and other costs	(14)	(269)
	$(233)	$(1,049)

Research and development expenses decreased by $0.2 and $1.0 million during three and nine months ended December 31, 2007, respectively, as compared with the same periods a year ago, primarily due to the timing of our new product development projects. Research and development expenses decreased primarily due to lower expenses related to development of our serial interface display controller product and protection devices. This decline is considered temporary as the serial interface display controller and protection devices developments will begin to ramp up during the remainder of fiscal year 2008 and continue in fiscal 2009.

As a percentage of sales, research and development expenses decreased to 11% during the nine months ended December 31, 2007 from 12% during the same period a year ago and remained at a consistent level of 11% of net sales during three months ended December 31, 2007 and 2006. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses may exceed our target range and represent more than 10% of sales.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and related costs for employees, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The decrease in selling, general, and administrative expenses for the three and nine months ended December 31, 2007 compared to three and nine months ended December 31, 2006, respectively, was due to the following reasons:

Expense increase (decrease) compared to prior periods (in thousands):	Three Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2007
Outside services	$(441)	$(490)
Bad debt expenses	(214)	(132)
Employee stock based compensation expense	(119)	(419)
Marketing samples and other expenses	(84)	(228)
Commissions, salaries and benefits	42	(171)
	$(816)	$(1,440)

Selling, general and administrative expenses decreased by approximately $0.8 million and $1.4 million during the three and nine months ended December 31, 2007, respectively, as compared with same periods a year ago primarily due to a decrease in bad debt expenses, legal expenses, professional services, employee stock based compensation expense as well as reduced spending for marketing samples.

21 of 48

As a percentage of sales, selling, general and administrative expenses decreased to 24% during three months ended December 31, 2007 from 25% during the same period a year ago and increased to 25% during nine months ended December 31, 2007 from 24% during the same period a year ago. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially.

Amortization of Intangible Assets

Amortization of intangible assets of $41,000 and $124,000 during the three and nine months ended December 31, 2007 as compared to $41,000 and $117,000 during the same periods a year ago, respectively, was related to the Arques acquisition.  For additional information regarding intangible assets, see Note 5 to the Condensed Consolidated Financial Statements of this Form 10-Q.

In-Process Research and Development (IPR&D)

There was no IPR&D expense incurred during the three months ended December 31, 2007 and 2006. IPR&D expense for the nine months ended December 31, 2007 and December 31, 2006 was $0 and $2.2 million, respectively. The IPR&D expense was related to the Arques acquisition. IPR&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. We do not expect future IPR&D expenses related to the Arques acquisition.

Other Income, Net

Other income, net mainly includes interest income, interest expense and other expenses.

The increase in other income is primarily due to an increase in interest income from $1.9 million for the nine months ended December 31, 2006 to $2.0 million for the nine months ended December 31, 2007. The increase in interest income resulted from increased interest rate and our having more cash as a result of positive cash flow from operations in the intervening year and issuance of common stock under our employee stock option and employee stock purchase plans reduced by the cash outlay for the purchase of manufacturing equipment and final Arques escrow payment. We expect future interest income to reduce significantly as a result of decline in interest rates.

Other income, net remained at a consistent level of $0.6 million during the three months ended December 31, 2007 and 2006.

Income Taxes

During third quarter of fiscal 2008, we recorded an income tax provision of $4,000 as compared with tax provision of $23,000 for same period last year. Our income tax provision decreased in the third quarter of fiscal 2008 compared to corresponding quarter of fiscal 2007, primarily as a result of our estimates in our ability to utilize loss carryforwards, and the valuation allowance of the deferred tax assets. See “Note 12: Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

22 of 48

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

23 of 48

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

As stock-based compensation expense recognized in the condensed consolidated statements of operations for three and nine months ended December 31, 2007 and December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

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

24 of 48

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

See “Note 12: Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion.

Litigation

We are a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of December 31, 2007, we had accrued $20,000 for our litigation-related matters.

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

	Nine Months Ended December 31,
(In thousands)	2007	2006
Cash provided by operating activities	$3,764	$6,033
Cash used in investing activities	(2,514)	(7,464)
Cash provided by financing activities	348	788
Net increase (decrease) in cash and cash equivalents	$1,598	$(643)

25 of 48

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments as of December 31, 2007 were $51.2 million compared to $49.0 million as of March 31, 2007, a increase of $2.2 million mainly due to positive operating cash flow and net proceeds from the issuance of common stock under our employee stock benefit plans partially offset by cash payments for the purchase of manufacturing equipment and final Arques escrow payment.

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

Cash provided by operating activities was $3.8 million during the nine months ended December 31, 2007. The net loss of $0.3 million for the nine months ended December 31, 2007, included non-cash items such as employee stock based compensation expense of $1.7 million and depreciation and amortization of $1.5 million.

Accounts receivable decreased to $5.9 million at December 31, 2007 compared to $7.5 million at March 31, 2007, mainly as a result of faster collections and change in our customer mix.  Receivables days of sales outstanding were 36 days and 44 days as of quarters ended December 31, 2007 and March 31, 2007, respectively. Net inventory was $7.0 million as of December 31, 2007, compared to $5.2 million as of March 31, 2007. Annualized inventory turns were 6.6 at December 31, 2007 as compared to 8.0 at March 31, 2007. Accounts payable and accrued liabilities totaled $8.8 million at December 31, 2007 compared to $7.9 million at March 31, 2007.

Cash provided by operating activities was $6.0 million during the nine months ended December 31, 2006. Receivables days of sales outstanding were 54 days and 55 days as of December 31, 2006 and March 31, 2006, respectively. The net loss for nine months ended December 31, 2006 included non-cash charges comprised principally of IPR&D of $2.2 million, employee stock based compensation expense of $2.3 million and depreciation and amortization of $1.1 million.

Investing activities

The most significant components of our investing activities during nine months ended December 31, 2007 and 2006 include: (i) purchases and sales of short-term investments, (ii) payments for the acquisition of Arques, and (iii) capital expenditures.

Investing activities during the nine months ended December 31, 2007 used $2.5 million of cash, primarily reflecting our payment towards the purchase of manufacturing capital equipment and the final Arques escrow payment.

Investing activities during the nine months ended December 31, 2006 used $7.5 million of cash, primarily due to the payments towards the purchase of Arques Technology and capital expenditures.

Financing activities

The most significant components of the our financing activities during the nine months ended December 31, 2007 and 2006 include proceeds from employees stock compensation plans.

Net cash provided by financing activities for the nine months ended December 31, 2007 and 2006 was $0.3 million and 0.8 million and was the result of net proceeds from the issuance of common stock under our employee stock benefit plans partially offset by the repayment of capital lease obligations.

26 of 48

The following table summarizes our contractual obligations as of December 31, 2007:

	Payment due by period
	Remainder				Beyond
	of Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
(in thousands)	2008	2009	2010	2011	2011	Total
Capital lease obligations*	$-	$132	$-	$-	$-	$132
Operating lease obligations	75	389	283	193	-	940
Purchase obligations	520	-	-	-	-	520
	$595	$521	$283	$193	$-	$1,592
______________
* Excludes interest and maintenance payments on the capital leases.

Effective April 1, 2007, we adopted the provisions of FIN 48 (see Note 12). As of December 31, 2007, the liability for uncertain tax positions was approximately $169,000, of which, none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

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

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations”(“FAS 141(R)”) which expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of FAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of FAS 141(R) to fiscal years preceding the effective date are not permitted. We believe that there is no impact of FAS 141(R) on our financial position and results of operations.

27 of 48

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“FAS 160”) which re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under FAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for FAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of FAS 160 to fiscal years preceding the effective date are not permitted. We believe that there is no impact of FAS 160 on our financial position and results of operations.

Off-Balance Sheet Arrangements

We do not have off balance sheet arrangements that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors, other than operating leases and purchase obligations shown above.

28 of 48

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2007 we held $47.7 million of investments in short-term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital lease and the fair value as of December 31, 2007. The fair value of our capital lease is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

	Periods of Maturity			Fair Value
				as of
	Fiscal	Beyond		December 31,
(In thousands)	2009	2009	Total	2007
Liabilities:
Capital Lease Obligations	$132	$-	$132	$132
Weighted average interest rate			8%

We have little exposure to foreign currency risk since all of our sales are denominated in US dollars as is most of our spending with a minor portion of our expenditures paid in Asian currencies.

29 of 48

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

(iii)  Evaluation of Disclosure Controls and Procedures.   The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no significant changes in the Company’s internal control over financial reporting that occurred during our third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

30 of 48

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

None

 ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Form 10-Q for the quarter ended September 30, 2007. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in three out of the last seven most recent fiscal quarters, including the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, although overall we were almost breakeven in fiscal 2007 and were profitable during the second and third quarters of fiscal 2008.  We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial loss of nine cents per share during the first quarter of fiscal 2007.  This loss would have been a one cent per share profit but for the one time in-process research and development charge we incurred due to our acquisition of Arques Technology, Inc.  We returned to profitability during the second and third quarters of fiscal 2007, followed by losses during fourth quarter of fiscal 2007 and first quarter of fiscal 2008. We were then profitable during the second and third quarters of fiscal 2008. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, interest rates and our continued ability to manage our operating expenses. In order to obtain and sustain profitability in the long term, we will need to continue to grow our business in our core markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

31 of 48

We currently rely heavily upon a few customers for a large percentage of our net sales. Our revenue would suffer materially were we to lose any one of these customers or lose market share.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the third quarter of fiscal 2008, two customers primarily in the mobile handset market represented 39% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the third quarter of fiscal 2008, two distributors represented 27% of our net sales. If we were to lose these distributors, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

During the third quarter of fiscal 2008, 61% of our revenue was from sales to the mobile handset market.  If sales of mobile handsets decline, and in particular if sales by our mobile handset customers decline, our future revenues could stop growing and might decline.  This might cause us to choose to cut our spending on research and development and marketing to reduce our loss or to avoid operating at a loss which could further adversely affect our future prospects.

We currently depend on our circuit protection devices for almost all of our revenue.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices.  For example, during the third quarter of fiscal 2008, 98% of our revenue was derived from such sales.  With the acquisition of Arques and its product line of LED drivers and the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices, although for the next several years we expect most of our revenues to derive from circuit protection devices.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could stop growing and might decline.

During the past several years the largest market for our products has been the mobile handset market.  A slowdown in the adoption of protection devices by mobile handset manufacturers or a reduction in our market share of the protection devices sold into that market would reduce our future revenue growth in that market and could even lead to declining revenue from that market.

We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.

32 of 48

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

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V as well as other smaller companies. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our protection products sufficiently to be competitive. We have seen ceramic filters obtain significant design wins for low end applications in the mobile handset market. We have also seen the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. With respect to serial interface display controllers, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

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

33 of 48

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

During the third quarter of fiscal 2008, international sales accounted for 89% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

34 of 48

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

During the third quarter of fiscal 2008, 44% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

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

35 of 48

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

We have adopted a fabless manufacturing model that involves the use of foundry partners and assembly and test subcontractors to provide our production capacity. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed costs when volume is low, provide us with upside capacity in case of short term demand increases and provide us with access to newer process technology, production facilities and equipment. During the past four years we have outsourced our wafer manufacturing and assembly and test operations overseas in Asia and we continue to seek additional foundry and assembly and test capacity to provide for growth and lower cost. If we experience delays in securing additional or replacement capacity at the time we need it, we may not have sufficient product to fully meet the demand of our customers.

Our reliance upon foreign suppliers exposes us to risks associated with international operations.

We use foundry partners and assembly and test subcontractors in Asia, primarily in China, Japan, Korea, India, Thailand, and Taiwan for our products. Our dependence on these foundries and subcontractors involves the following substantial risks:

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

36 of 48

We have consigned substantial equipment at our foreign subcontractors in order to obtain price concessions.  We are at risk for this equipment should the foreign subcontractor go out of business.

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $2.0 million of test and packaging equipment on consignment in India and $1.1 million of test equipment on consignment in Thailand as of December 31, 2007.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

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

37 of 48

It is possible that a significant portion our research and development expenditures will not yield products with meaningful future revenue.

We are attempting to develop one or more new display controller products which are mixed signal integrated circuit products as well as PhotonIC® products resulting from our acquisition of Arques, which have a higher development cost than our protection device products. This limits how many of such products we can undertake at any one time increasing our risk that such efforts will not result in a working product for which there is a substantial demand at a price which will yield good margins. We are becoming increasingly engaged with third parties to assist us with these developments and have also added personnel with new skills to our engineering group. These third parties and new personnel may not be successful and we have less control over outsourced personnel. These new product developments involve technology in which we have less expertise which also increases the risk of failure. On the other hand, we believe that the potential payoff from these products makes it reasonable for us to take such risks.  Even if our devices work as planned, we may not have success with them in the market.  This risk is greater than with our protection device products because many of these new devices are product types for which we don't have material customer traction or market experience.

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

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and engineering group is located. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employment in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

38 of 48

When we acquired Arques Technology, Inc. in April, 2006, we recorded approximately $5.3 million as goodwill on our balance sheet.  We may incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise.

When we acquired Arques Technology, Inc. in April, 2006, we recognized approximately $5.3 million as goodwill on our balance sheet.  We will need to incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise, which would be the case if our market capitalization no longer materially exceeded the book value of our assets and could be the case if our product development and sales effort of Arques products and Arques-derived products is discontinued.  Our ability to realize revenue from the Arques assets is dependent upon our ability to successfully market and sell the products we acquired and completed (or in one case are still continuing to port to another manufacturing process) to our existing and new customers and to develop new products we can sell using the Arques personnel or based on the Arques intellectual property.  Should we not be successful in developing or selling these products, either because of a lack of market for the products given their price and performance, difficulties in the ongoing port or development of new products, for example due to a loss of the Arques personnel, or our inability to penetrate the key accounts, we would not realize expected revenue from the Arques assets, including its intellectual property and personnel, which could cause us to write-off the goodwill we recorded on our books. We are required to make such an assessment of our enterprise goodwill at least annually.  Any such impairment charge will correspondingly decrease our profitability and could lead to a decline in our stock price.

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

39 of 48

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

40 of 48

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

41 of 48

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

42 of 48

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

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter to quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	decreased market share of our major customers;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor and passive components markets;

•	the commencement of litigation;

•	changes in estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions; and

•	general economic and market conditions.

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

43 of 48

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

44 of 48

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

None.

ITEM 5. Other Information

None.

45 of 48

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
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007
_________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

46 of 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: February 8, 2008	By:	/S/ ROBERT V. DICKINSON ___________________________________________
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY __________________________________________
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

47 of 48

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
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL.	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

__________
*	Denotes a management contract or compensatory plan or arrangement.

**	Portions were omitted pursuant to a request for confidential treatment.

48 of 48