Form 10-K
period 2008-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2008-06-11
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K
______________
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $101.5 million based on the closing price for the common stock on the NASDAQ National Market on such date. As of September 30, 2007, the number of shares of the registrant’s common stock outstanding held by non-affiliates was 23.1 million. For purposes of this disclosure, common stock held by persons who hold more than 10% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2008, the number of shares of the registrant’s common stock, $0.001 par value, outstanding was 23,408,920.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its August 21, 2008 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III.

Exhibit Index is on Page 82
Total number of pages is 107

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products will decline at the rate of 12% to 15% per year; (2) our having a target gross margin of 38% to 40%, which we may fail to achieve;  (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation not to pay dividends in the foreseeable future; (6) our having a long term target for research and development expenses of 9% to 10% of sales, however, expecting such expenses for fiscal 2009 to be higher due to our increased planned spending on serial interface display controller products and continued significant investment in protection products; (7) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially; (8) our expectation of further cost reductions of our products in future; (9) our expectation of future interest income to reduce significantly as a result of decline in interest rates; (10) the iSupply estimates for growth in our target markets; (11) our six-element strategy to achieve our objective to be a leading supplier of protection devices for the mobile handset, digital consumer electronics and personal computer markets and of serial interface display electronics for the mobile handset market; and (12) our expectation for fiscal 2009 revenue to grow both for protection products and display controller devices, including for our mobile handset devices and low capacitance ESD protection devices used in digital TVs, other digital consumer electronics and personal computers. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; and whether we will incur unexpected expenses or have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

CALIFORNIA MICRO DEVICES CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2008

PART I

ITEM 1.    Business.

We design and sell application specific circuit protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets. We are a leading supplier of protection devices for mobile handsets that provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection, and of low capacitance ESD protection devices for digital consumer electronics and personal computers. Both types of protection devices are typically used to protect various interfaces, both external and internal, used in our customers’ products. Our protection products are built using our proprietary silicon manufacturing process technology and provide the function of multiple discrete passive components in a single silicon chip. They occupy significantly less space, cost our customers less on a total cost of ownership basis, offer higher performance and are more reliable than traditional solutions based on discrete passive components. Some of these devices also include active circuit analog elements that provide additional functionality.

We also offer serial interface display electronic devices for the mobile handset market. Our serial interface display controller products offer the industry’s smallest form factor plus unique audio and video features. Our display controllers are designed using industry standard complimentary metal oxide semiconductor (CMOS) process technology.

End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers.

We have one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our wafer foundries and backend subcontractors.

We were incorporated in California in 1980 and have been a public company since 1986. On April 13, 2006, we acquired Arques Technology, Inc. (“Arques”) and in the process, Arques Technology Taiwan, Inc. became our sole subsidiary. On September 15, 2006, we reincorporated in Delaware by merging into a newly created wholly owned Delaware corporation subsidiary.

Circuit Protection

Circuit protection devices are widely used in mobile handsets, digital consumer electronics and personal computers. The two most important protection functions are filtering out EMI and protecting against ESD. The need for robust circuit protection has increased as data rates and processing speeds have increased resulting in the generation of increased levels of EMI and integrated circuits have become more susceptible to damage from ESD strikes as they have migrated to increasingly advanced process technologies. In addition, as the number of external and internal interfaces in these products has increased, the number of protection devices required has correspondingly increased.

The design of protection devices requires significant system design expertise and application knowledge combined with extensive circuit, device and process design skills. We have been developing and marketing EMI filters and ESD protection devices since the early 1990s and have introduced a number of major innovations in their design and application.

Display Electronics

As mobile handsets have incorporated increasingly higher resolution displays to enhance their multimedia capabilities, the traditional parallel data interface between the central processing unit or CPU and the display has become larger, consumed more power and generated more EMI. High speed serial interfaces solve many of these issues by reducing the number of electrical connections from as many as thirty to as few as four, making the display interface cable significantly smaller and less expensive. Additionally, by utilizing low voltage differential signaling, power consumption is dramatically reduced and EMI is effectively eliminated. High speed serial interfaces including the Video Electronics Standard Association’s (VESA) Mobile Display Digital Interface (MDDI) standard for Code Division Multiple Access (CDMA) and Wideband CDMA (WCDMA) handsets and the Mobile Industry Processor Interface (MIPI) Alliance standard for Global System for Mobile communications (GSM) handsets are expected to replace traditional parallel interfaces for high resolution displays in mobile handsets.

We began to develop high speed serial interface display controllers for mobile handsets in 2004. We introduced our first product, based on the MDDI standard in October 2006. Products in development include enhanced versions of this product as well as a serial interface display controller for the MIPI standard. Our products feature the industry’s smallest footprint, unique audio and video features and support for the control of other components in the display subsystem such as white LED backlight drivers and touch screen controllers.

Our Target Markets

The three high volume markets on which we focus are as follows, with all market size date from iSuppli Corporation:

•
Mobile handsets. There were 1.2 billion mobile handsets sold globally in 2007, making mobile handsets the most widely adopted mobile devices today. By 2010, the number of mobile handsets sold globally is expected to grow to over 1.5 billion units.

•
Digital consumer electronics, which includes products such as digital televisions, DVD players and recorders, and digital set top boxes. OEM shipments in 2007 for products in this market included 118 million digital televisions, 156 million DVD players and recorders and 124 million digital set top boxes. By 2010, OEM shipments in these markets are expected to be 197 million digital televisions, 142 million DVD players and recorders and 193 million digital set top boxes.

•
Personal computers, which includes notebook and desktop computers and peripherals such as printers and flat panel monitors. Sales in 2007 for products in this market included 261 million desktop and notebook computers, 123 million printers and 149 million flat panel monitors. By 2010, these markets are expected to grow to 340 million desktop and notebook computers, 142 million printers and 195 million flat panel monitors.

The two major protection challenges facing designers of products for these markets are:

•
EMI filtering. EMI refers to the interference of one electronic product with the operation of another resulting from electromagnetic signals generated by the first and picked up by the second. These signals emanate from and are picked up by the internal and external data interfaces. High performance EMI filters prevent the electromagnetic signals generated within a product from interfering with its own operation and the operation of other products and from being interfered with by external EMI sources.

•
ESD protection. An ESD event is the transfer of energy between two bodies at different electrostatic potentials, either through direct contact or an air discharge in the form of a spark. Many electronic products require ESD protection for internal and external data interfaces to avoid damage or disruption of their operation. Standard ESD protection devices typically have relatively high capacitance levels that can distort high speed signals, compromising their integrity and interfering with the accurate transfer of information across those interfaces. The mobile handset, digital consumer electronics and personal computer markets are employing increasingly faster data interfaces to satisfy growing performance and functionality requirements. These high speed data interfaces have created the need for a new class of ESD protection devices that feature much lower levels of capacitance than traditional solutions and, in some cases, impedance matching to ensure that signal integrity is not compromised.

In mobile handsets, both EMI filtering and ESD protection are commonly required for external interfaces while EMI filtering is commonly required for internal interfaces such as parallel interfaces between the baseband processor with the display and camera. The filtering requirements for the latter are especially stringent because of the high data rates employed.

In digital consumer electronics products and personal computers and peripherals, ESD protection featuring very low capacitance and matched impedance levels is essential due to the use of high speed digital interfaces such as HDMI, Display Port and USB 2.0 to interconnect them.

Our Strategy

Our objective is to be a leading supplier of protection devices for the mobile handset, digital consumer electronics and personal computer markets and of serial interface display electronics for the mobile handset market. Our strategy includes the following key elements:

Develop Innovative Application Specific Products.    We identify specific applications that are important to our customers and develop products that are optimized for those applications based on leading edge technology.

Focus on Industry Leaders in Our Target Markets.    We target market and technology leaders in our target markets since we believe that products developed to meet their needs will be adopted by other customers as well and that doing business with the leaders will enhance our credibility as a supplier.

Broaden Product Offerings in Our Target Markets.    We plan to develop and/or acquire additional product lines for the markets we serve in order to leverage the customer relationships and channels that we have established.  The first two examples of this are our new serial interface display controller product line which we developed internally and our acquisition of Arques Technology.

Leverage Benefits of CSP.  Wherever applicable we plan to offer our products in CSP to provide our customers with solutions that have lower cost, smaller footprints and, in many cases, superior electrical performance.

Provide Superior Service to our Customers.  Because of our relatively small size and our tight market and customer focus, we believe that we can be more responsive to customer needs from product definition to delivery schedules than our larger competitors.

Outsource Manufacturing and Relentlessly Reduce Product Cost.  We believe that by outsourcing our manufacturing to partners who are specialists we can achieve greater flexibility and lower costs than our competitors who choose to invest in captive manufacturing capabilities.  This is particularly true for wafer fabrication but applies to backend processing as well.

Products

EMI Filters with ESD Protection for Mobile Handsets.  We offer a broad portfolio of protection devices for the mobile handset market that combine EMI filtering with ESD protection. Consistent with our application specific approach, they are optimized for specific applications including: display interfaces, imager interfaces, speaker, headphone and  microphone interfaces; smart card interfaces, including Secure Digital (SD) and Multimedia Card (MMC), and subscriber identification module (SIM) card interfaces, and USB 2.0 interfaces. In order to meet the range of filter requirements represented by these applications, we offer a broad line of filters that are optimized for filter performance at different data rates and at different cost points. For example, our Praetorian® I and II families of inductor based filters are designed to address the most demanding filtering requirements of high speed interfaces for high resolution color LCD displays and high resolution imager modules.

ESD Protection Devices for Mobile Handsets.  In addition to EMI filters with ESD protection, we also offer a line of ESD only protection devices for mobile handsets. These protection products provide ESD protection for a variety of applications including high speed serial data interfaces such as USB 2.0, MDDI and MIPI, keypad interfaces, battery terminals and antenna switches.

Standard ESD Protection Devices for Personal Computers.  We offer a broad portfolio of standard ESD protection devices that provide robust protection for a number of standard data interfaces found on desktop and notebook computers.  Our standard ESD protection devices are typically designed with our CenturionTM zener architecture and provide high levels of ESD protection at lower levels of capacitance than traditional zener ESD protection devices.  These products protect data interfaces such as USB, IEEE 1284 or parallel port, smart card interfaces and audio ports.  In addition to data interfaces, we also provide devices that protect the keyboard, battery terminals and user interface devices such as buttons.  Our products are available in traditional plastic packages as well as small form factor chipscale packaging.

Low Capacitance ESD Protection Devices for Digital Consumer Electronics and Personal Computers.  Our PicoGuardTM family of low capacitance ESD protection devices provides robust ESD protection without compromising signal integrity for high speed data interfaces such as USB 2.0, gigabit Ethernet, DisplayPort and Serial ATA. Our recently announced XtremeESDTM family of low capacitance protection devices including the PicoGuard XPTM and the PicoGuard XSTM architectures include devices with industry leading ESD protection and signal integrity.  Our MediaGuardTM family of HDMI video port protector devices integrates PicoGuardTM low capacitance ESD protection with active analog components that provide voltage level shifting, backdrive and overcurrent protection. These devices protect HDMI interfaces in digital televisions, DVD players and recorders and digital set top boxes. Our MediaGuardTM and PicoGuard XSTM devices also offer significant advantages over discrete solutions in achieving HDMI compliance.

ESD Protection Devices for High Brightness Light Emitting Diodes (HBLEDs).  We offer a portfolio of ESD protection devices that provide high levels of ESD protection for high brightness LEDs.  High brightness LEDs are increasingly being utilized in a variety of lighting applications including:  LCD display backlighting, automotive headlamps and cockpit lighting, wide area electronic signs and interior lighting.  High power and high brightness LEDs are highly susceptible to damage from ESD strikes.  In addition to ESD protection, our products can also provide a sub-mount for the LED within the lighting sub-assembly that can provide benefits of ease of handling in a manufacturing environment and improved thermal dissipation.

Serial Interface Display Controllers.  The CM5100, our first serial interface display controller, based upon the MDDI standard, was introduced in October 2006.  This device featured a die size that was up to 60% smaller than competing products and featured compelling audio and video features that enhance video playback and support broad interconnectivity and control of components in the display subsystem such as white LED backlight drivers and touch screen controllers. Products in development include a serial interface display controller that will support the upcoming MIPI Alliance standard for GSM based handsets.

Customers

We target market and technology leaders in each of our markets. In fiscal 2008, approximately 60% of our net sales came from the sale of our products directly to OEMs, ODMs and CEMs; and 40% came from the sale of our products through distributors. In fiscal 2008, two OEM customers, Samsung and Motorola, and two distributors, RSL Microelectronics Co. Ltd. and Aeco Technology Co. Ltd. each contributed more than 10% of our net sales.

Sales and Marketing

Our sales channels consist of a small direct sales force and a larger network of independent regional sales representatives and distributors managed by our sales force. Our direct sales force is headquartered in Milpitas, California with regional sales offices in the United States, Europe and Asia. Major mobile handset customers primarily buy our devices directly.

International sales, based on the location where we shipped the product, accounted for 91% of net sales in fiscal 2008. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a majority of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.  Refer to Item 7 of this Form 10-K for information related to sales by geographic region.

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

Manufacturing

We are completely fabless and use several wafer foundries in Asia. We use third party independent subcontractors to perform CSP ball drop and the assembly and test of packaged products. These partners are located in China, India, Philippines, Taiwan and Thailand. A limited number of products ship to customers in wafer form. In October 2004, we discontinued manufacturing semiconductor wafers in our Tempe facility and subsequently sold the Tempe facility to Microchip Technology in June 2005.

As of March 31, 2008, we have $1.9 million of test and packaging equipment on consignment in India and $1.2 million of test equipment on consignment in Thailand. In addition, a substantial portion of our inventory was also located in Asia as of March 31, 2008.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and enhance their capabilities and performance, or to make them capable of being produced in multiple foundries. The majority of our design activity is conducted at our headquarters in Milpitas, California. We have continued to upgrade our engineering resources and plan to add additional engineers in Milpitas. We also use contract engineering services for certain specialized design work. In November 2007, we opened a design center in India in collaboration with GDA Technologies, a strategic ASIC design partner. The design center’s activities are focused on development of our serial interface controller products. In addition, we have recently opened a design center in Phoenix, Arizona to focus on products for the diversified protection market.

We spent approximately $7.1, $8.0 and $6.8 million on research and development activities in fiscal 2008, 2007 and 2006, respectively.

Intellectual Property

We rely on trade secrets, close customer relationships and being designed into our customers’ products to protect our market position. Our policy is to apply for patent protection for our unique products and manufacturing processes where that protection is warranted.  As of March 31, 2008, we had been granted approximately 44 U.S. patents, a substantial portion of which relate to current and planned protection devices. Our patents are generally of limited importance to us, due in part to the variety of our products versus the limited scope of our patents, the limited lifespan of certain of our products and the ability of our competitors to design around our patents. Process technologies are more often designated as trade secrets. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. We selectively register our mask works. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights. CMD, ASIP, Centurion, XtremeESD, PicoGuard, PicoGuard XP, PicoGuard XS, MediaGuard, OptiGuard and our corporate logo are our trademarks and FlexBoost®, Praetorian®, and PhotonIC® are our registered trademarks.

Competition

Competition is based on a number of factors, including product performance, price, form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the target markets we serve. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V. as well as other smaller companies. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. With respect to serial interface display controllers, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech.

Our target markets are intensely competitive.  Our products are generally not sold pursuant to long term contracts, enabling our customers to switch suppliers if they choose and making us more vulnerable to competitors.  Our customers select vendors and products based on a number of factors including product specifications, price and the ability of a vendor to reliably provide high quality product in high volume on a timely basis.  The weighting of these factors varies depending on the specific needs of a customer at any given point in time.  Most of our competitors are larger, more vertically integrated and more diversified than we are and, in some cases, may have a lower cost structure than we do.  We compete primarily on the basis of product innovation and responsiveness to changing needs of customers, including both product specifications and delivery requirements.  Also, since our manufacturing is completely outsourced we believe that, in many cases, we are able to move more quickly in adopting new manufacturing processes and in moving production to low cost locations.  In addition, since we do not own our own manufacturing facilities we are not faced with their fixed costs when demand is low.

Backlog and Design Wins

At March 31, 2008, our backlog amounted to $10.2 million, compared with backlog of $8.7 million at March 31, 2007. Our backlog on a specific date represents firm orders received from customers for delivery within six months of that date. Our backlog at any particular time is not necessarily indicative of actual sales for any succeeding period because our customers can cancel their orders or change delivery dates at little or no cost to them. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

We count as a design win each decision by one of our customers to use one of our parts in one of their products that, based on their projected usage, will generate more than $100,000 of sales annually for us when their product is in production. The number of design wins in fiscal 2008 was 1,497, including increases for low capacitance ESD protection and Praetorian LC EMI filters, as compared with 1,716 in fiscal 2007. While design win trends are a qualitative indicator of future revenue trends, design wins do not correlate directly with revenue, since they vary in size and in some cases may not result in revenue.

Inventory, Right of Return and Seasonality

Our practice is to carry a reasonable amount of inventory located at sub-contractors and at customers’ hubs and to require our distributors to carry sufficient inventory in order to meet our customers’ delivery requirements in a manner consistent with industry standards. We typically plan our production and our inventory levels, and the inventory levels of our distributors, based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Therefore, we often order materials and at least partially complete products in anticipation of customer requirements.

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

We permit customer and distributor returns under certain circumstances in order to remain competitive with current industry practices.

Our target markets, mobile handsets, digital consumer electronics and personal computers are typically subject to seasonal demand patterns. Demand for our products is typically strongest in our second and third fiscal quarters.

Environmental

Since we have been completely fabless for the past few years, our environmental compliance costs are minimal.

Employees

As of March 31, 2008, we had 108 full-time and part-time employees, including 42 in sales and marketing, 22 in research and development activities, 27 in production operations and 17 in administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

ITEM 1A.  Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Form 10-Q for the quarter ended December 31, 2007. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in four out of the last eight most recent fiscal quarters, including the first and fourth quarters of fiscal 2008 and 2007, although we were profitable during the second and third quarters of fiscal 2008 and 2007.  We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial loss of nine cents per share during the first quarter of fiscal 2007.  This loss would have been a one cent per share profit but for the one time in-process research and development (IPR&D) charge we incurred due to our acquisition of Arques Technology, Inc.  We returned to profitability during the second and third quarters of fiscal 2007, followed by losses during fourth quarter of fiscal 2007 and first quarter of fiscal 2008. We were then profitable during the second and third quarters of fiscal 2008 followed by a loss during fourth quarter of fiscal 2008. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, interest rates and our continued ability to manage our operating expenses. In order to obtain and sustain profitability in the long term, we will need to continue to grow our business in our target markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently are heavily concentrated in terms of product types (protection devices), markets (mobile handsets), and customers (certain top tier OEMs).  Our revenue could suffer materially if the demand or price for protection devices decreases, if the market for mobile handsets stops growing, or if our key customers lose market share.

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices.  For example, during fiscal 2008, 97% of our revenue was derived from such sales.  With the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices; although for the next several years we expect to derive most of our revenues from circuit protection devices.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could decline.

During fiscal 2008, 63% of our revenue was from sales to the mobile handset market, with the balance coming from digital consumer electronics and personal computers and peripherals.  In order for us to be successful, we must continue to penetrate these markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets, particularly the mobile handset market.  We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.  During fiscal 2008, our revenue from the mobile handset market declined $10.8 million from $48.1 million to $37.3 million which was the major component of our $8.8 million decline in overall revenue from $68.0 million to $59.2 million.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During fiscal 2008, two customers primarily in the mobile handset market represented 41% of our net sales. There can be no assurance that these two customers will purchase our products in the future in the quantities we have forecasted, or at all.  During fiscal 2007, our two top customers primarily in the mobile handset market represented 54% of our net sales.  While our revenue concentration was less during fiscal 2008, the decrease in market share by one of our two top customers was the leading cause of our revenue decline during fiscal 2008 relative to fiscal 2007.

During fiscal 2008, two distributors represented 25% of our net sales. If we were to lose these distributors, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

The markets in which we participate are intensely competitive and our products are not sold pursuant to long term contracts, enabling our customers to replace us with our competitors if they choose.  In addition, our competitors have in the past and may in the future reverse engineer our most successful products and become second sources for our customers, which could decrease our revenues and gross margins.

Our target markets are intensely competitive. Our ability to compete successfully in our target markets depends upon our being able to offer attractive, high quality products to our customers that are properly priced and dependably supplied. Our customer relationships do not generally involve long term binding commitments making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depend upon our past performance for the customer, their perception of our ability to meet their future need, including price and delivery and the timely development of new devices, the lead time to qualify a new supplier for a particular product, and interpersonal relationships and trust.  Furthermore, many of our customers are striving to limit the number of vendors they do business with and because of our small size and limited product portfolio they could decide to stop doing business with us.

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

As of March 31, 2005, management identified, and the auditors attested to, material weaknesses in the Company’s internal control over financial reporting in the operating effectiveness within a portion of the revenue cycle and in the controls over the proper recognition of subcontractor invoices related to inventory and accounts payable.  Although management believed it had subsequently remediated these material weaknesses, it was later discovered that they continued through the third quarter of fiscal 2006. Management subsequently assessed and determined, and the auditors attested, that these material weaknesses had been remediated as of March 31, 2006, 2007 and 2008. However, should we or our auditors discover that we have a material weakness in our internal control over financial reporting at another time in the future, especially considering that we have had material weaknesses in the past which we incorrectly believed had been remediated, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

During fiscal 2008, international sales accounted for 91% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

During fiscal 2008, 40% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

We have outsourced our wafer fabrication, and assembly and test operations.  Due to our size, we depend on a limited number of foundry partners and assembly and test subcontractors and there is limited available capacity for plastic assembly and test contractors which limits our choices.  As a result, we are exposed to a risk of manufacturing disruption or uncontrolled price changes and we may encounter difficulties in expanding our capacity.

We have adopted a fabless manufacturing model that involves the use of foundry partners and assembly and test subcontractors to provide our production capacity. We chose this model in order to reduce our overall manufacturing costs and thereby increase our gross margin, reduce the impact of fixed costs when volume is low, provide us with upside capacity in case of short-term demand increases and provide us with access to newer process technology, production facilities and equipment. During the past four years we have outsourced our wafer manufacturing and assembly and test operations overseas in Asia and we continue to seek additional foundry and assembly and test capacity to provide for growth and lower cost. If we experience delays in securing additional or replacement capacity at the time we need it, we may not have sufficient product to fully meet the demand of our customers.

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

We rely upon foreign suppliers and have consigned substantial equipment at our foreign subcontractors in order to obtain price concessions.  This exposes us to risks associated with international operations, including the risk of losing this equipment should the foreign subcontractor go out of business.

We use foundry partners and assembly and test subcontractors in Asia, primarily in China, India, Japan, Korea, Philippines, Taiwan and Thailand for our products. Our dependence on these foundries and subcontractors involves the following substantial risks:

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

We also drop ship product from some of these foreign subcontractors directly to customers. This increases our exposure to disruptions in operations that are not under our direct control and may require us to continue to enhance our computer and information systems to coordinate this remote activity.

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $1.9 million of test and packaging equipment on consignment in India and $1.2 million of test equipment on consignment in Thailand as of March 31, 2008.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

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

To develop new products for our target markets, we must develop, gain access to, and use new technologies in a cost effective and timely manner, and continue to expand our technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet their changing needs.

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

We are attempting to develop one or more new display controller products which are mixed signal integrated circuit products which have a higher development cost than our protection device products. This limits how many of such products we can undertake at any one time increasing our risk that such efforts will not result in a working product for which there is a substantial demand at a price which will yield good margins. We are becoming increasingly engaged with third parties to assist us with these developments, in particular through our India design center, and have also added personnel with new skills to our engineering group. These third parties and new personnel may not be successful and we have less control over outsourced personnel in a remote location. These new product developments involve technology in which we have less expertise which also increases the risk of failure. On the other hand, we believe that the potential payoff from these products makes it reasonable for us to take such risks.  Even if our devices work as planned, we may not have success with them in the market.  This risk is greater than with our protection device products because many of these new devices are product types for which we don't have material customer traction or market experience.

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

Our future success depends in part on the continued service of our key engineering, especially analog chip designers, and management personnel, including our new Vice President of Sales, and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and a portion of our engineering group is located.   For that reason, in part, we have opened a design center in India focused on analog products and in Phoenix focused on protection devices.  We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employment, or the employment of our India design center in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.  We also recruited a new Vice President of Sales during the fourth quarter of fiscal 2008 and whether he is well-suited for the position and performs well will be critical to our success as well.

When we acquired Arques Technology, Inc. in April, 2006, we recorded approximately $5.3 million as goodwill on our balance sheet.  We may incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise.

When we acquired Arques Technology, Inc. in April, 2006, we recognized approximately $5.3 million as goodwill on our balance sheet.  We may need to incur an impairment charge to the extent we determine that we no longer have substantial goodwill as an enterprise, which would be the case if our market capitalization no longer materially exceeded the book value of our assets. We are required to make such an assessment of our enterprise goodwill at least annually.  Any such impairment charge will correspondingly decrease our profitability and could lead to a decline in our stock price.

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

We may not be able to protect our intellectual property rights adequately and we may be harmed by litigation involving our intellectual property rights.

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

As a general matter, the semiconductor and related industries are characterized by substantial litigation regarding  intellectual property rights, and in particular patents. We may be accused of infringing the intellectual property rights of third parties. Furthermore, we may have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. Infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims may be asserted in the future and such assertions, if proven to be true, may harm our business.

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

Our failure to comply with environmental regulations or the discovery of contaminants at our prior manufacturing sites could result in substantial liability to us.

We are subject to a variety of federal, state and local laws, rules and regulations relating to the protection of health and the environment. These include laws, rules and regulations governing the use, storage, discharge, release, treatment and disposal of hazardous chemicals during and after manufacturing, research and development and sales demonstrations, as well as the maintenance of healthy and environmentally sound conditions within our facilities. If we fail to comply with applicable requirements, we could be subject to substantial liability for cleanup efforts, property damage, personal injury and fines or suspension or cessation of our operations. Should contaminants be found at either of our prior manufacturing sites at a future date, a government agency or future owner could attempt to hold us responsible, which could result in material expenses.

Earthquakes, other natural disasters and shortages, or man-caused disasters such as future terrorist activity,  may damage our business.

Our California facilities and some of our suppliers are located near major earthquake faults that have experienced earthquakes in the past. In the event of a major earthquake or other natural disaster near our headquarters, our operations could be harmed. Similarly, a major earthquake or other natural disaster near one or more of our major suppliers, like the ones that occurred in Taiwan in September 1999 and in Japan in October 2004, could disrupt the operations of those suppliers, limit the supply of our products and harm our business. The October 2004 earthquake in Japan temporarily shut down operations at one of the wafer fabrication facilities at which our products were being produced. We have since transferred that capacity to other fabs. Power shortages have occurred in California in the past and a wafer fabrication contractor of ours in China experienced a power outrage during 2007. We cannot assure that if power interruptions or shortages occur in the future, they will not adversely affect our business.  The September 11, 2001 attack may have adversely affected the demand for our customers’ products, which in turn reduced their demand for our products. In addition, terrorist activity interfered with communications and transportation networks, which adversely affected us. Future terrorist activity or war could similarly adversely impact our business.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 versus our prior financial audit only fees on internal control documentation, testing, and auditing to complete our first annual review associated with filing of 10-K for the year ended March 31, 2005 to comply with section 404 of the Sarbanes-Oxley Act.  We also spent a significant but not separately determinable amount in fiscal 2008, fiscal 2007 and fiscal 2006 in internal control documentation, testing, and auditing.  In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

In the future we may make strategic acquisitions of technology, product lines, or companies and any future acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities.

We may in the future acquire, or form strategic alliances relating to, other businesses, product lines or technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and alignment of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day to day business, and may disrupt key research and development, marketing or sales efforts.  In connection with future acquisitions and alliances, we may not only acquire assets which need to be amortized, but we may also incur debt or assume contingent liabilities which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

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

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.    Properties.

We currently lease our headquarters, approximately 26,000 square feet of office and lab space in Milpitas, California, pursuant to a sixty-three month lease agreement we entered into with the Irvine Company that started on September 1, 2005 for a current monthly rent payment of $23,000 plus operating expenses. We also rent office facilities for our domestic and international sales offices.  We believe that our existing facilities are adequate for our current and foreseeable future needs.

ITEM 3.    Legal Proceedings.

We are, on occasion, a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Market tier of The NASDAQ Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the NASDAQ Stock Market:

	Common Stock
	Q1	Q2	Q3	Q4
Fiscal 2008
High	$5.24	$4.64	$4.80	$4.60
Low	4.05	3.62	3.44	2.91

Fiscal 2007
High	8.10	5.49	5.72	5.42
Low	$3.92	$3.51	$4.18	$4.42

No dividends were paid in fiscal 2008 or 2007. We expect to continue that policy in the foreseeable future although we currently have no restrictions against paying dividends. As of May 31, 2008 there were 1,370 holders of record of our common shares and a substantially greater number of beneficial owners.

We did not repurchase any of our outstanding shares or other securities during the fourth quarter of fiscal 2008, nor did we issue any securities that had not been registered under the Federal Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on California Micro Devices Corporation's common stock relative to the cumulative total returns of the NASDAQ Composite index, the S & P 500 index, and the S & P Information Technology index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2003 and its relative performance is tracked through March 31, 2008. (California Micro Devices has not historically paid dividends.)
	3/03	3/04	3/05	3/06	3/07	3/08

California Micro Devices Corporation	$100.00	$338.99	$127.85	$200.25	$118.48	$74.43
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
S&P 500	100.00	135.12	144.16	161.07	180.13	170.98
S&P Information Technology	$100.00	$144.06	$140.47	$159.47	$164.42	$163.72

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

	Year Ended March 31,
	2008		2007		2006		2005		2004
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$59,217		$68,006		$70,241		$65,869		$59,560
Income (loss) before income taxes	(518)	(1)	546	(2)	7,460		4,167	(4)	3,572	(5)
Net income (loss)	(1,414)	(1)	(81)	(2)	10,035	(3)	4,042	(4)	3,572	(5)
Net income (loss) per share:
Basic	(0.06)		(0.00)		0.45	(3)	0.19		0.20
Diluted	$(0.06)		$(0.00)		$0.44	(3)	$0.18		$0.19

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$51,596		$49,024		$49,746		$36,075		$20,325
Working capital	56,560		55,259		57,858	(3)	40,562		19,621
Total assets	78,085		75,883		73,732	(3)	57,677		41,127
Long-term obligations	350		303		8		111		4,717
Total shareholders’ equity	$67,414		$66,046		$61,872		$46,661		$22,118
________
(1) Includes $2.3 million of employee stock-based compensation expense.
(2) Includes $3.1 million of employee stock-based compensation expense and $2.2 million of IPR&D expense.
(3) Includes $2.7 million of partial release of valuation allowance against deferred tax assets.
(4) Includes $1.3 million of restructuring and asset impairment charges.
(5) Includes $1.0 million of charges related to realigning and reducing internal manufacturing operations.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products will decline at the rate of 12% to 15% per year; (2) our having a target gross margin of 38% to 40%, which we may fail to achieve;  (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation not to pay dividends in the foreseeable future; (6) our having a long term target for research and development expenses of 9% to 10% of sales, however, expecting such expenses for fiscal 2009 to be higher due to our increased planned spending on serial interface display controller products and continued significant investment in protection products; (7) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially; (8) our expectation of further cost reductions of our products in future; (9) our expectation of future interest income to reduce significantly as a result of decline in interest rates; (10) the iSupply estimates for growth in our target markets; (11) our six-element strategy to achieve our objective to be a leading supplier of protection devices for the mobile handset, digital consumer electronics and personal computer markets and of serial interface display electronics for the mobile handset market; and (12) our expectation for fiscal 2009 revenue to grow both for protection products and display controller devices, including for our mobile handset devices and low capacitance ESD protection devices used in digital TVs, other digital consumer electronics and personal computers. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; and whether we will incur unexpected expenses or have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this discussion, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report.

Executive Overview

We have one operating segment and primarily serve mobile handset, digital electronics and personal computer markets. We are a leading supplier of protection devices for mobile handsets that provide EMI filtering and ESD protection, and of low capacitance ESD protection devices for digital consumer electronics and personal computers. We also offer display electronics ICs for mobile handset displays including serial interface display controllers. End customers for our semiconductor products are OEMs. We sell to some of these end customers through ODMs and CEMs. We use a direct sales force, manufacturers’ representatives and distributors to sell our products. Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers. Most of our physical assets are located outside the United States including product inventories and manufacturing equipment consigned to our wafer foundries and backend subcontractors.

Industry Overview

The semiconductor industry is characterized by rapid technological change, intense competitive pressure, price erosion, periodic oversupply conditions, occasional shortages of materials, volatile demand patterns, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Market disruptions caused by new technologies, entry of new competitors into markets we serve and other factors introduce volatility into our operating performance and cash flow from operations.

Fiscal 2008 key financial highlights

The following are key financial highlights;

Net Sales of $59.2 Million: Our net sales were $59.2 million in fiscal 2008, down 13% from $68.0 million in 2007. Sales in the mobile handset market were $10.8 million lower and sales in the digital consumer electronics and personal computer market were $2.0 million higher than a year ago.

Gross Margin of $19.6 Million: Our gross margin was $19.6 million (33% of our net sales) in fiscal 2008 as compared to gross margin of $25.2 million (37% of our net sales) a year ago.

Net Loss of $0.06 per Share - Basic and Diluted: Our net loss, basic and diluted, was $0.06 per share in fiscal 2008 whereas our net loss per share, basic and diluted, rounded to $0.00 a year ago.

Cash Provided by Operating Activities of $4.4 Million: We generated operating cash flow of $4.4 million in fiscal 2008 and $6.7 million a year ago.

Net Cash* Position: We ended the fiscal year 2008 with a net cash position of $51.6 million as compared to $49.0 million a year ago.
___________________
*Net Cash = Cash and cash equivalents + Short-term investments

Major Accomplishments in Fiscal 2008

In fiscal 2008 we began shipping to our fourth Top 5 handset maker. We also started production shipments of our new display controller for CDMA handsets to our customers, including a top 5 handset OEM. We experienced rapid growth in the sales of packaged handset protection products. In addition, we introduced the XtremeESDTM device family that includes architectures optimized for the maximum protection of advanced system integrated circuits as well as for the highest speed data interfaces. We also introduced our Praetorian II family of EMI filters during fiscal 2008.

In addition, we also made considerable progress on our major cost reduction initiatives which include outsourcing with lower cost subcontractors, migration from six inch to eight inch wafers for many of our products, migration of low capacitance ESD products to the lower cost sinker process and continued improvement in our assembly and testing processes.

Future Outlook

Based on our analysis of future customer needs, backlog and our recent and anticipated design wins, we expect revenue in fiscal 2009 to grow for both our protection products and display controller devices. We expect the demand to increase for both our mobile handset devices and low capacitance ESD protection devices used in digital TVs, other digital consumer electronics and personal computers.

We continue to invest in new products and are committed to increasing our research and development efforts in order to provide our customers with continued improvements in functionality and features. We plan to invest significantly in our display controller product family as well as our protection products.

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net income, both in dollars and as a percentage of net sales, for fiscal 2008, 2007 and 2006 (in thousands):

	Year Ended March 31,
	2008		2007		2006
		% of		% of		% of
		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$59,217	100%	$68,006	100%	$70,241	100%
Cost of sales	39,599	67%	42,790	63%	44,068	63%
Gross margin	19,618	33%	25,216	37%	26,173	37%
Research and development	7,097	12%	7,977	12%	6,817	10%
Selling, general and administrative	15,264	26%	16,757	25%	13,387	19%
In-process research and development	-	0%	2,210	3%	-	0%
Amortization of intangible assets	165	0%	158	0%	-	0%
Other income, net	(2,390)	(4%)	(2,432)	(4%)	(1,491)	(2%)
Income (loss) before income taxes	(518)	(1%)	546	1%	7,460	10%
Provision (benefit) for income taxes*	896	1%	627	1%	(2,575)	(4%)
Net income (loss)	$(1,414)	(2%)	$(81)	(0%)	$10,035	14%

*Includes $2.7 million of partial release of valuation allowance against deferred tax assets for fiscal 2006.

Net Sales

Fiscal 2008 versus 2007

Net sales by market were as follows (in millions):

	Year ended March 31,
	2008		2007
		As % of		As % of
		Total		Total
	Amount	Sales	Amount	Sales	$ Change	% Change
Mobile handset	$37.3	63%	$48.1	71%	$(10.8)	(22%)
Digital consumer electronics and personal computers	21.9	37%	19.9	29%	2.0	10%
Total	$59.2	100%	$68.0	100%	$(8.8)	(13%)

Net sales for fiscal 2008 were $59.2 million, a decrease of $8.8 million or 13% from $68.0 million of net sales in fiscal 2007. Sales from products for the mobile handset market decreased by $10.8 million or 22% for fiscal 2008, as compared to fiscal 2007, primarily due to two factors: a) lower sales to a major customer as a result of share shifts in the mobile handset market and competition as well as b) price decreases of our products. These declines were partially offset by increases in unit sales to other customers. Sales from products for the digital consumer electronics and personal computer market increased to $21.9 million in fiscal 2008 from $19.9 million in fiscal 2007, up $2.0 million or 10%, which was primarily driven by increased sales of our low capacitance and HBLED ESD products.

In fiscal 2008 the total number of units sold decreased to 701 million units from 877 million units in fiscal 2007. The shipments of packaged handset protection devices increased to 323 million units in fiscal 2008 from 184 million units in fiscal 2007.

Fiscal 2007 versus 2006

Net sales by market were as follows (in millions):

	Year ended March 31,
	2007		2006
		As % of		As % of
		Total		Total
	Amount	Sales	Amount	Sales	$ Change	% Change
Mobile handset	$48.1	71%	$53.4	76%	$(5.3)	(10%)
Digital consumer electronics and personal computers	19.9	29%	16.8	24%	3.1	18%
Total	$68.0	100%	$70.2	100%	$(2.2)	(3%)

Net sales for fiscal 2007 were $68.0 million, a decrease of $2.2 million or 3% from $70.2 million of net sales in fiscal 2006. Sales from products for the mobile handset market decreased by $5.3 million or 10% for fiscal 2007, as compared to fiscal 2006, as a result of increased competition, lower demand from one of our major customers and price decreases of our products.  Sales from products for the digital consumer electronics and personal computer market increased to $19.9 million in fiscal 2007 from $16.8 million in fiscal 2006, up $3.1 million or 18%, which was primarily driven by increased sales of our low capacitance ESD products.

In fiscal 2007 the number of units sold increased to 877 million units from 792 million units in fiscal 2006. However, there was a marked shift from CSP to packaged parts in shipments of our products for the mobile handset market during fiscal 2007. Sales of packaged parts for the mobile handset market increased to 23% in 2007 from 8% in 2006.

Sales by Region

Net sales by geographic region were as follows (in millions), based on where we ship our products rather than where the customers’ headquarters are located:

	Year Ended March 31,
	2008		2007		2006
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
United States	$5.5	9%	$4.4	6%	$3.8	5%
Korea	19.6	33%	16.5	24%	14.6	21%
China	15.9	27%	28.2	42%	32.6	47%
Taiwan	11.2	19%	10.4	15%	9.2	13%
Singapore	4.2	7%	6.7	10%	8.6	12%
Others	2.8	5%	1.8	3%	1.4	2%
Total net sales	$59.2	100%	$68.0	100%	$70.2	100%

Fiscal 2008 versus 2007

International sales decreased from 94% of our net sales in fiscal 2007 to 91% in fiscal 2008.  In fiscal 2008, revenue from the China region was approximately 27% of our total sales as compared to 42% a year ago, primarily as a result of lower demand from one of our major customers. We expect that our international sales will continue to represent a majority of our sales in the foreseeable future.

Fiscal 2007 versus 2006

International sales decreased from 95% of our net sales in fiscal 2006 to 94% in fiscal 2007.  In fiscal 2007, revenue from the China region was approximately 42% of our total sales as compared to 47% in fiscal 2006, primarily as a result of lower demand from one of our major customers.

Gross Margin

Fiscal 2008 versus 2007

Gross margin decreased by $5.6 million in fiscal 2008 to $19.6 million from $25.2 million in fiscal 2007 due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(7.5)
Volume, mix and other factors	(4.0)
Cost reductions of our products on a constant mix	5.9
$(5.6)

The gross margin decrease was primarily driven by decreases in prices and volume of our products as well as change in our product mix, partially offset by product cost reductions.  Our ASP declined 12% based on a constant mix of products in fiscal 2008 as compared to a year ago. In the future we expect our ASP for similar products, based on a constant mix of products, to decline at the rate of 12% to 15% per year. Units sold in mobile handset market decreased by 27% and units sold in digital consumer electronics and personal computer markets increased by 15% during fiscal 2008 as compared to a year ago. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors, migration of low capacitance ESD products to the lower cost sinker process and continued improvement in our assembly and testing processes.

Gross margin as a percentage of net sales decreased to 33% in fiscal 2008 as compared to 37% in fiscal 2007.  Our long-range gross margin target remains 38% to 40%. However, our gross margin could fail to achieve this target range or could decline.

Fiscal 2007 versus 2006

Gross margin decreased by $1.0 million in fiscal 2007 to $25.2 million from $26.2 million in fiscal 2006 due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(10.3)
Cost reductions of our products on a constant mix	6.9
Volume, mix and other factors	2.9
Employee stock-based compensation expense	(0.5)
$(1.0)

The gross margin decrease was driven by decrease in prices of our products for target markets and recognition of SFAS 123(R) stock-based compensation expense during fiscal 2007, partially offset by the increase in the volume of products sold, cost reductions and similar other factors. Our ASP declined 13% based on a constant mix of products in fiscal 2007 as compared to fiscal 2006. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors and continued improvement in our assembly, testing and packaging processes. In fiscal 2007 unit sales increased to approximately 877 million units from approximately 792 million units in fiscal 2006. We recognized employee stock-based compensation expense in fiscal 2007 in accordance with SFAS 123(R) beginning on April 1, 2006. As a result of SFAS 123(R), our cost of sales increased by approximately $0.5 million in fiscal 2007 as compared to fiscal 2006.

Gross margin as a percentage of net sales was 37% in both fiscal years 2007 and 2006.

Research and Development

Research and development expenses consist primarily of compensation and other related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The changes in research and development expenses for fiscal 2008 compared to fiscal 2007, and for fiscal 2007 compared to fiscal 2006, were as follows:

	Fiscal 2008	Fiscal 2007
	compared to	compared to
Expense increase (decrease) compared to prior fiscal year (in thousands):	Fiscal 2007	Fiscal 2006
Engineering supplies	$(658)	$282
Product related costs	(360)	363
Salaries and benefits, outside services and other costs	222	(168)
Employee stock-based compensation expense	(84)	683
	$(880)	$1,160

Fiscal 2008 versus 2007

Research and development expenses decreased by $0.9 million during fiscal 2008 as compared with fiscal 2007, primarily due to the timing of our new product development projects in both our serial interface display controller product and protection devices. This decline is considered temporary as serial interface display controller and protection devices development activity will ramp up during fiscal 2009.

As a percentage of sales, research and development expenses were flat at 12% in fiscal 2008 as compared to a year ago primarily due to decrease in our sales. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses may exceed our target range and represent more than 10% of sales as we expect to be the case in fiscal 2009, due primarily to our increased planned spending on serial interface display controller products.

Fiscal 2007 versus 2006

Research and development expenses increased by $1.2 million during fiscal 2007 as compared with fiscal 2006, primarily due to the impact of employee stock-based compensation expense and increase in our product design and development efforts, specifically for new display controller products in mobile handset market. Engineering supplies, prototypes and other product related research and development expenses increased as we hired additional engineers and incurred costs in order to increase our in-house product development activities. Outside service expenses decreased in fiscal 2007 as compared with fiscal 2006 due to a decline in outsourced development costs for our serial interface display controller.

As a percentage of sales, research and development expenses increased from 10% in fiscal 2006 to 12% in fiscal 2007.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs, sales commissions, marketing expenses, legal, accounting, and information technology expenses. The changes in selling, general and administrative expense for fiscal 2008 compared to fiscal 2007, and for fiscal 2007 compared to fiscal 2006, were as follows:

	Fiscal 2008	Fiscal 2007
	compared to	compared to
Expense increase (decrease) compared to prior fiscal year (in thousands):	Fiscal 2007	Fiscal 2006
Outside services	$(446)	$745
Employee stock-based compensation expense	(531)	1,916
Marketing samples, travel and other expenses	(246)	236
Commissions, salaries and benefits	(270)	473
	$(1,493)	$3,370

Fiscal 2008 versus 2007

Selling, general and administrative expenses decreased by approximately $1.5 million in fiscal 2008 as compared with a year ago, primarily due to a decrease in employee stock-based compensation expense, professional services, and sales commissions as a result of reduced sales. Others factors included reduced spending for marketing samples and reduction in legal charges incurred during fiscal 2008 as compared with a year ago.

As a percentage of sales, selling, general and administrative expenses increased from 25% in fiscal 2007 to 26% in fiscal 2008, primarily as a result of reduced sales. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially.

Fiscal 2007 versus 2006

Selling, general and administrative expenses increased by $3.4 million in fiscal 2007 as compared with fiscal 2006, primarily due to the impact of employee stock-based compensation expense and increased professional services. During fiscal 2007, we used significantly more outside services than we typically use due to changes in management personnel in our finance group and one-time projects related to our acquisition of Arques. Salaries and benefits spending also increased significantly due to the increase in headcount in sales and marketing department from the Arques acquisition. Total headcount in selling, general and administrative departments increased by approximately 16% in fiscal 2007 as compared with fiscal 2006. Travel expenses increased due to our increased marketing activities to sell our new products and expand our customer base. On the other hand, product sample expenses decreased as we effectively implemented a cost-savings program during fiscal 2007.

As a percentage of sales, selling, general and administrative expenses increased from 19% in fiscal 2006 to 25% in fiscal 2007.

IPR&D

IPR&D expense in fiscal 2007 of $2.2 million was related to the Arques acquisition. There was no IPR&D expense recorded during each of the fiscal years 2008 and 2006. IPR&D was expensed upon acquisition in fiscal 2007 because technological feasibility had not been established and no future alternative uses existed.

Amortization of Intangible Assets

At March 31, 2008 and 2007, intangible assets consisted of developed and core technology and distributor relationships acquired as a part of the acquisition of Arques Technology, Inc. during fiscal 2007. Developed and core technology and distributor relationships are amortized on a straight-line basis over their useful lives of four years and two years, respectively. We recorded amortization expense of $165,000 in fiscal 2008 and $158,000 in fiscal 2007. There were no such charges recorded in fiscal 2006. For further discussion of intangible assets, see Note 5 of Notes to Consolidated Financial Statements in this Form 10-K.

Other Income, Net

Other income, net includes interest income, interest expense and other non-operating income and expense in fiscal 2008, 2007 and 2006.

Interest income remained at a consistent level of $2.5 million in fiscal years 2008 and 2007. We expect future interest income to decrease significantly as a result of recent declines in interest rates.

Interest income increased to approximately $2.5 million in fiscal 2007 from $1.6 million during fiscal 2006. The increase in interest income resulted from higher average interest rates in fiscal 2007 along with a higher average cash balance as a result of positive cash flow from operations and issuance of common stock under our employee stock option and employee stock purchase plans, partially offset by cash outflow for our investing activities.

Interest expense was immaterial for fiscal years 2008, 2007 and 2006, respectively.

Income Taxes

Income tax expense is comprised of a current and deferred component.  The current tax provision in fiscal 2008 was $0.1 million and primarily consists of cash payments made to taxing authorities and accruals under FIN 48 for potential additional tax in certain jurisdictions.  The deferred component of the fiscal 2008 tax provision was $0.8 million and represents the net change to our tax accruals to reflect the expected future tax benefits of our net operating losses and other credits.  Fiscal year ended March 31, 2008 total expense of $0.9 million compares with an income tax provision of $0.6 million recorded a year ago. Our income tax provision increased during fiscal year ended March 31, 2008 compared to a year ago, primarily as a result of our estimates in our ability to utilize loss carry forwards. During the fiscal year ended March 31, 2006, we reduced $2.7 million of the valuation allowance against deferred tax assets, resulting in a net tax benefit of $2.6 million. See Note 16 of the Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. We have not made any material change in the accounting methodology used to establish our estimates and assumptions during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the accounting methodology used to establish our estimates or assumptions. However, actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements in this Form 10-K. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance such as revenue or because their application requires significant management judgment, are described in the following paragraphs.

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

Inventories

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

We have accounted for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at the reporting unit level at least annually and more frequently if there are indicators of impairment. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. An impairment loss for an intangible asset is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. Significant judgment required to estimate the fair value of an intangible asset includes estimating future cash flows and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value. Any impairment loss recorded in the future could have an adverse impact on our financial condition and results of operations.

Our last annual impairment analysis of goodwill, which was performed during the fourth quarter of fiscal 2008, indicated that the estimated fair value exceeded its corresponding carrying amount. Our entity is deemed as a single reporting unit for our impairment analysis. We computed fair value of our company to be equal to the market capitalization and compared it to the carrying value of the net assets of the company including goodwill and other intangible assets. The market capitalization is based on the quoted closing market price of our stock as traded on NASDAQ as of the date of our impairment analysis. As such, we determined that no impairment exists. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be required. We cannot predict the occurrence of future events that might lead to impairment nor the impact such events might have on these reported asset values. We plan to examine goodwill for impairment at least annually.

Stock-based compensation

In accordance with the fair value recognition provisions of SFAS 123(R), we estimate the stock-based compensation cost at the grant date based on the fair value of the award and recognize it as an expense on a graded vesting schedule over the requisite service period of the award.

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

As stock-based compensation expense recognized in the consolidated statement of operations for the years ended March 31, 2008 and March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

Income Taxes

We account for income taxes under the asset and liability method, which requires significant judgments in making estimates for determining certain tax liabilities and recoverability of certain deferred tax assets, including the tax effects attributable to net operating loss carry forwards and temporary differences between the tax and financial statement recognition of revenue and expenses, as well as the interest and penalties relating to these uncertain tax positions.

On a quarterly basis, we evaluate our ability to recover our deferred tax assets, including but not limited to our past operating results, the existence of cumulative losses in the most recent fiscal years, and our forecast of future taxable income on a jurisdiction by jurisdiction basis. In the event that actual results differ from our estimates in the future, we will adjust the amount of the valuation allowance that may result in a decrease or increase in income tax expense in those periods.

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

See Note 16 in the Notes to Consolidated Financial Statements of this Form 10-K for further discussion.

Litigation

We are, on occasions, a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of March 31, 2008 and 2007, we accrued $20,000 for our litigation-related matters.

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. As highlighted in the consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by the following key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

	Year Ended March 31,
(In thousands)	2008	2007	2006
Cash provided by operating activities	$4,400	$6,725	$7,007
Cash provided by (used in) investing activities	26,231	(15,580)	(16,048)
Cash provided by financing activities	386	975	4,999
Net increase (decrease) in cash and cash equivalents	$31,017	$(7,880)	$(4,042)

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments were $51.6 million as of March 31, 2008, compared to $49.0 million at March 31, 2007, an increase of $2.6 million or 5%, primarily due to positive operating cash flow and net proceeds from the issuance of common stock under our employee stock benefit plans, partially offset by cash payments for the purchase of manufacturing equipment and the final Arques escrow payment.

Our cash and cash equivalents increased $31.0 million and short-term investments decreased by $28.4 million as of March 31, 2008 as compared to March 31, 2007 which primarily reflects our moving of assets from short-term investments  to cash and cash equivalents.

Operating activities

Cash provided by operating activities consists of net income or loss adjusted for certain non-cash items and changes in assets and liabilities.

In fiscal 2008, cash provided by operating activities was $4.4 million. The net loss of $1.4 million for fiscal year 2008 included non-cash items, such as employee stock-based compensation expense of $2.4 million, and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $1.9 million.

Accounts receivable decreased to $6.2 million at March 31, 2008 compared to $7.5 million at March 31, 2007, mainly as a result of faster collections and change in our customer mix.  Receivables days of sales outstanding were 38 days and 40 days at  March 31, 2008 and 2007, respectively. Net inventory was $6.4 million as of March 31, 2008, compared to $5.2 million as of March 31, 2007. Annual inventory turns were 6.8 at March 31, 2008 as compared to 8.0 at March 31, 2007. Accounts payable and accrued liabilities totaled $8.3 million at March 31, 2008 compared to $7.9 million at March 31, 2007. Days payable outstanding increased to 49 in fiscal 2008 from 41 in fiscal 2007. Deferred margin on shipments to distributors increased to $1.9 million as of March 31, 2008 from $1.5 million as of March 31, 2007, primarily as a result of higher shipments to the distributors.

During fiscal 2007, operating activities provided $6.7 million of cash. The net loss of $0.1 million for fiscal year 2007 included non-cash charges such as stock-based compensation of approximately $3.1 million, in-process research and development expense of $2.2 million from the Arques acquisition and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $1.7 million. Accounts receivables decreased by $3.1 million, accounts payable and other current liabilities decreased by $1.6 million and deferred margin on shipments to distributors decreased by $1.2 million as compared to fiscal 2006.

During fiscal 2006, operating activities provided $7.0 million of cash. The net income of $10.0 million for fiscal year 2006 included non-cash charges such as depreciation and amortization of $1.3 million. There was an increase in accounts payable and other current liabilities of $0.8 million, decrease in inventory of $1.0 million, an increase in accounts receivable of $3.1 million and a release in the valuation allowance against deferred tax assets of $2.7 million as compared to fiscal 2005.

Investing activities

The most significant components of the Company’s investing activities in fiscal 2008, 2007 and 2006 include: (i) purchases and sales of short-term investments, (ii) payments for acquisitions, (iii) proceeds from sale of fixed assets, and/or (iv) other capital expenditures.

Investing activities during fiscal 2008 provided $26.2 million of cash primarily due to movement of assets from short-term investments to cash and cash equivalents, partially offset by the payment towards capital expenditure for purchase of fixed assets and the final Arques escrow payment. Net sales and maturity of short-term investments mainly includes commercial paper, corporate bonds and certificates of deposit. Our capital expenditure during fiscal 2008 includes payment of $1.2 million towards the equipment purchased for SPEL, one of our sub-contractors, in order to increase their production capacity in return for periodic repayments and lower product pricing. We acquired Arques for a total purchase consideration of $8.4 million in fiscal 2007, out of which the final escrow payable balance of approximately $1.0 million was paid during fiscal 2008.

Investing activities during fiscal 2007 used $15.6 million of cash primarily due to payment towards Arques acquisition, net purchase of short-term investments and capital expenditure for purchase of fixed assets. We acquired Arques for a total purchase consideration of $8.4 million, out of which approximately $7.0 million was paid during fiscal 2007. Net purchase of short-term investments of $5.6 million mainly includes corporate bonds, asset-backed securities and certificate of deposits. Our capital expenditure during fiscal 2007 includes payment of approximately $1 million towards the equipment purchase for SPEL, one of our sub-contractors, in order to increase their production capacity in return for periodic repayments and lower product pricing.

During fiscal 2006, investing activities used $16.0 million of cash, primarily for the net purchase of short-term investments including the investment of the $1.7 million of net proceeds from the sale of our Tempe facility.

Financing activities

The most significant components of the Company’s financing activities in fiscal 2008, 2007 and 2006 include: (i) proceeds from employees stock compensation plans, (ii) proceeds from the exercise of common stock warrants, and/or (iii) capital lease obligations.

Cash provided by financing activities in fiscal 2008 was $0.4 million and was primarily the result of net proceeds of $0.5 million from issuance of common stock under employee stock purchase plan and exercise of common stock options, partially offset by repayment of capital lease obligations of $0.1 million.

Cash provided by financing activities in fiscal 2007 was $1.0 million and was primarily the result of $1.1 million of net proceeds from issuance of common stock under employee stock purchase plan and exercise of common stock options, partially offset by repayment of capital lease obligations of $0.1 million.

Net cash provided by financing activities during fiscal 2006 was $5.0 million and was the result of $5.1 million of net proceeds from the issuance of common stock under our employee stock purchase plan and the exercise of common stock options and common stock warrants, partially offset by repayment of capital lease obligations of $0.1 million.

The following table summarizes our contractual obligations as of March 31, 2008, (in thousands):

	Payments due by period
	Fiscal	Fiscal	Fiscal	Beyond
	2009	2010	2011	2011	Total
Capital lease obligations*	$132	$-	$-	$-	$132
Operating lease obligations	467	385	193	-	1,045
Purchase obligations	467	-	-	-	467
	$1,066	$385	$193	$-	$1,644
____________
* Excludes interest and maintenance payments on the capital leases aggregating to $30,000 in fiscal 2009.

Effective April 1, 2007, we adopted the provisions of FIN 48. Refer to Note 16 of Notes to Consolidated Financial Statements in this Form 10-K. As of March 31, 2008, the liability for uncertain tax positions was approximately $167,000 in addition to the interest and tax penalties of $51,000, of which none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash, cash equivalents and short-term investments of $51.6 million as of March 31, 2008 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

Recent Accounting pronouncements

Refer to Note 2 of Notes to Consolidated Financial Statements in this Form 10-K for a discussion of the expected impact of recently issued accounting pronouncements.

Off-Balance Sheet Arrangements

We do not have off balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K that have, or are reasonably likely to have, a current or future effect upon our financial condition, revenue, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors, other than contractual obligations shown above.

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation on our operations, we do not believe inflation has had a material effect on net sales or net income during fiscal 2008, 2007 and 2006.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2008 we held $18.7 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments nor do we own auction rate securities.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities. Historically, the fair values of short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital leases and the fair value as of March 31, 2008 and 2007. The fair value of our capital lease is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

At March 31, 2008:
		Periods of Maturity
		Fiscal	Beyond		Fair Value as of
(In thousands)		2009	2009	Total	March 31, 2008
Liabilities:
Capital lease obligations		$132	$-	$132	$132
Weighted average interest rate				8%

At March 31, 2007:
	Periods of Maturity
	Fiscal	Fiscal	Beyond		Fair Value as of
(In thousands)	2008	2009	2009	Total	March 31, 2007
Liabilities:
Capital lease obligations	$132	$132	$-	$264	$264
Weighted average interest rate				8%

We have little exposure to foreign currency risk as all our sales are denominated in US dollars as is most of our spending.

ITEM 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
California Micro Devices Corporation

We have audited the accompanying consolidated balance sheets of California Micro Devices Corporation (the “Company”), a Delaware Corporation, as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of California Micro Devices Corporation as of March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of California Micro Devices Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 11, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”, on the modified prospective basis.

/S/    GRANT THORNTON LLP

San Jose, California
June 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
California Micro Devices Corporation

We have audited California Micro Devices Corporation’s (a Delaware Corporation), internal control over financial reporting as of March 31, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). California Micro Devices Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on California Micro Devices Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, California Micro Devices Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of California Micro Devices Corporation as of March 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. Our report dated June 11, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/S/    GRANT THORNTON LLP

San Jose, California
June 11, 2008

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	March 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$32,925	$1,908
Short-term investments	18,671	47,116
Accounts receivable, net	6,155	7,514
Inventories	6,434	5,172
Deferred tax assets	1,508	2,201
Prepaid expenses and other current assets	1,188	882
Total current assets	66,881	64,793
Property, plant and equipment, net	5,596	4,840
Goodwill	5,258	5,258
Intangible assets, net	267	432
Other long-term assets	83	560
TOTAL ASSETS	$78,085	$75,883

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,120	$4,654
Accrued liabilities	2,165	3,269
Deferred margin on shipments to distributors	1,904	1,479
Current maturities of capital lease obligations	132	132
Total current liabilities	10,321	9,534
Other long-term liabilities	350	303
Total liabilities	10,671	9,837
Commitments and contingencies
Shareholders' equity:
Preferred stock - 10,000,000 shares authorized; none issued
and outstanding as of March 31, 2008 and March 31, 2007	-	-
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; shares issued and outstanding:
23,302,274 and 23,151,103 as of March 31, 2008 and
March 31, 2007, respectively	117,806	114,923
Accumulated other comprehensive income	48	-
Accumulated deficit	(50,440)	(48,877)
Total shareholders' equity	67,414	66,046
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$78,085	$75,883

 The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended March 31,
	2008	2007	2006
Net sales	$59,217	$68,006	$70,241
Cost of sales	39,599	42,790	44,068
Gross margin	19,618	25,216	26,173
Operating expenses:
Research and development	7,097	7,977	6,817
Selling, general and administrative	15,264	16,757	13,387
In-process research and development	-	2,210	-
Amortization of intangible assets	165	158	-
Total operating expenses	22,526	27,102	20,204
Operating income (loss)	(2,908)	(1,886)	5,969
Other income, net	2,390	2,432	1,491
Income (loss) before income taxes	(518)	546	7,460
Provision (benefit) for income taxes	896	627	(2,575)
Net income (loss)	$(1,414)	$(81)	$10,035

Net income (loss) per share–basic	$(0.06)	$(0.00)	$0.45
Weighted average common shares outstanding–basic	23,233	23,027	22,128
Net income (loss) per share–diluted	$(0.06)	$(0.00)	$0.44
Weighted average common shares and share
equivalents outstanding – diluted	23,233	23,027	22,777

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(amounts in thousands)

				Accumulated
				Other
	Common Stock		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total
Balance at March 31, 2005	21,605	$105,494	$(58,831)	$(2)	$46,661
Exercise of stock options	908	3,905	-	-	3,905
Exercise of common stock warrants	236	837	-	-	837
Issuance of common stock through employee stock purchase plan	106	365	-	-	365
Stock-based compensation	-	29	-	-	29
Tax benefit to equity	-	43	-	-	43
Components of comprehensive income:
Net income	-	-	10,035	-	10,035
Unrealized loss on available-for-sale securities	-	-	-	(3)	(3)
Comprehensive income					10,032
Balance at March 31, 2006	22,855	$110,673	$(48,796)	$(5)	$61,872
Exercise of stock options	208	688	-	-	688
Issuance of common stock through employee stock purchase plan	88	412	-	-	412
Stock-based compensation	-	3,143	-	-	3,143
Tax benefit to equity	-	7	-	-	7
Components of comprehensive loss:
Net loss	-	-	(81)	-	(81)
Unrealized gain on available-for-sale securities	-	-	-	5	5
Comprehensive loss					(76)
Balance at March 31, 2007	23,151	$114,923	$(48,877)	$0	$66,046
Exercise of stock options	25	80	-	-	80
Issuance of common stock through employee stock purchase plan	126	436	-	-	436
Stock-based compensation	-	2,365	-	-	2,365
Tax benefit to equity	-	2	-	-	2
Cumulative effect related to the initial adoption of FIN 48	-	-	(149)	-	(149)
Components of comprehensive loss:
Net loss	-	-	(1,414)	-	(1,414)
Unrealized gain on available-for-sale securities	-	-	-	48	48
Comprehensive loss					(1,366)
Balance at March 31, 2008	23,302	$117,806	$(50,440)	$48	$67,414

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,414)	$(81)	$10,035
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,095	1,582	1,279
Accretion of investment purchase discounts	(1,144)	(1,495)	(866)
Amortization of intangible assets	165	158	-
In-process research and development	-	2,210	-
Stock-based compensation	2,365	3,143	29
Tax benefit from share-based payment arrangement	(2)	(7)	-
Deferred tax assets	693	510	(2,711)
Changes in assets and liabilities:
Accounts receivable, net	1,359	3,106	(3,093)
Inventories	(1,262)	130	1,024
Accounts payable and other current liabilities	1,194	(1,617)	844
Deferred margin on shipments to distributors	425	(1,205)	164
Other assets and liabilities	(74)	291	302
Net cash provided by operating activities	4,400	6,725	7,007

Cash flows from investing activities:
Purchases of short-term investments	(112,680)	(168,947)	(174,045)
Sales and maturities of short-term investments	142,317	163,289	157,195
Payments for acquisition, net of cash acquired	(1,031)	(6,994)	-
Capital expenditures	(2,375)	(2,928)	(1,103)
Proceeds from sale of fixed assets	-	-	1,905
Net cash provided by (used in) investing activities	26,231	(15,580)	(16,048)

Cash flows from financing activities:
Repayments of capital lease obligations	(132)	(132)	(108)
Proceeds from exercise of common stock warrants	-	-	837
Proceeds from employee stock compensation plans	516	1,100	4,270
Tax benefit from share-based payment arrangement	2	7	-
Net cash provided by financing activities	386	975	4,999

Net increase (decrease) in cash and cash equivalents	31,017	(7,880)	(4,042)
Cash and cash equivalents at beginning of period	1,908	9,788	13,830
Cash and cash equivalents at end of period	$32,925	$1,908	$9,788

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11	$13	$16
Income taxes	$47	$139	$94
Supplemental disclosure of non-cash investing activity:
Fixed asset acquired under capital lease	$-	$396	$-

The accompanying notes are an integral part of these financial statements.

CALIFORNIA MICRO DEVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION

We design and sell application specific circuit protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets. End customers for our semiconductor products are original equipment manufacturers (OEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

In the accompanying consolidated financial statements, fiscal 2008, 2007 and 2006 refer to the twelve months ended March 31, 2008, 2007 and 2006 respectively. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2008 presentation.

The consolidated financial statements include the accounts of California Micro Devices Corporation and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated.

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

Foreign Currency Translation

The assets and liabilities of our foreign subsidiary are translated using currency exchange rates at fiscal year end. Income statement items are translated at average exchange rates prevailing during the period. The translation and transaction gains and losses are included in the statement of operations for the period and have been insignificant.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the assets. Depreciation expense of fiscal years 2008, 2007 and 2006 was $1.7 million, $1.6 million and $1.3 million respectively.

Estimated useful lives of assets are as follows:

Machinery and equipment	2 to 7 years
Computer equipment and related software	2 to 5 years

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual impairment review using a fair value approach in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at the reporting unit level at least annually and more frequently if there are indicators of impairment. An impairment loss is recognized if the market capitalization no longer materially exceeds the carrying value of goodwill. The amount of impairment loss is measured as the difference between the carrying value of goodwill and its estimated fair value. For further discussion of goodwill, see Note 5 to these consolidated financial statements.

Intangible assets consist of developed and core technology and distributor relationships.  Developed and core technology will be amortized over an estimated useful life of four years. The value attributed to the distributor relationships was based upon the expected costs to replace such customers and will be amortized over its estimated useful life of two years. In the quarter following the period in which intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. For further discussion of intangible assets, see Note 5 to these consolidated financial statements. We perform an annual review of our intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, we assess the recoverability of intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

The allowance for doubtful accounts as of March 31, 2008 and March 31, 2007 was $19,000 and $320,000 respectively.

Other

We typically provide a one-year warranty that our products will be free from defects in material and workmanship and will substantially conform in all material respects to our most recently published applicable specifications although sometimes we provide shorter or longer warranties. We have experienced minimal warranty claims in the past, and we accrue for such contingencies in our sales allowances and return reserves.

We expense all research and development and advertising costs as incurred. Advertising expense was immaterial for fiscal years 2008, 2007 and 2006.

We generally pay for the cost of shipping our products to our customers. These costs are charged to cost of sales or selling expenses, as appropriate.

Net Income (Loss) Per Share

Basic net income (loss) per share was computed using the net income (loss) and weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the additional shares issuable upon the assumed exercise of stock options.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Net income (loss)	$(1,414)	$(81)	$10,035

Weighted average common shares outstanding used in calculation of net income (loss) per share:
Basic shares	23,233	23,027	22,128

Effect of dilutive securities:
Employee stock options	-	-	603
Warrants	-	-	46
Effect of dilutive securities	-	-	649
Dilutive shares	23,233	23,027	22,777

Net income (loss) per share:
Basic	$(0.06)	$(0.00)	$0.45
Diluted	$(0.06)	$(0.00)	$0.44

In fiscal 2008 and 2007, the weighted average common stock outstanding used in the calculation of basic and diluted net loss per share is the same due to the net loss for the fiscal year. In fiscal 2008 and 2007, all of the stock options outstanding to purchase 4,946,000 and 4,311,000, respectively of the company’s common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. In fiscal 2006, options to purchase 1,370,888 shares of the company’s common stock were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

Stock-Based Compensation

Prior to April 1, 2006, we accounted for awards granted under our equity incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended. On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). In accordance with SFAS 123(R), we used the modified prospective transition method and therefore have not restated our financial results for the year ended March 31, 2006.

In accordance with the fair value recognition provisions of SFAS 123(R), we estimate the stock-based compensation cost at the grant date based on the fair value of the award and recognized as expense on a graded vesting schedule over the requisite service period of the award. We estimate the value of employee stock options on the date of grant using a Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and complex assumptions including expected volatility, risk-free interest rate and expected dividends.

As stock-based compensation expense recognized in the consolidated statements of operations for the years ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, presented in the accompanying balance sheets, consists of the accumulated net unrealized gains on available for sale securities.

The accumulated other comprehensive income as at March 31, 2008 and March 31, 2007, was $48,000 and $0 respectively. For the years ended March 31, 2008 and March 31, 2007, amounts classified out of accumulated other comprehensive income into statement of operations were $0 and $5,000  respectively.

Income Taxes

Statement of Financial Accounting Standard No. 109 ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Management believes, based on a number of factors, that it is more likely than not that a portion of the deferred tax asset at fiscal 2008 year end will be realized in the following four quarters.  As of March 31, 2008, a partial valuation allowance was recorded against the deferred tax assets.  We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

As of April 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109 (FIN 48). Under FIN 48, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in the recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

The Company continues to record interest and penalties related to unrecognized tax benefits in income tax expense.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our adoption of SFAS No. 157 is not expected to materially impact our financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Our adoption of SFAS No. 159 is not expected to materially impact our financial position and results of operations.

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”) which expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 141(R) on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS 160”) which re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 160 on our financial position and results of operations.

3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	March 31,
	2008	2007
Cash	$602	$-
Money market funds	32,323	1,908
Total cash and cash equivalents	$32,925	$1,908

Short-term investments were as follows (in thousands):

	March 31,
	2008	2007
U.S. Agency notes	$12,061	$-
Corporate bonds	-	9,280
Commercial paper	1,486	31,327
Asset-backed securities	5,124	4,009
Certificate of deposits	-	2,500
Total short-term investments	$18,671	$47,116

4. BUSINESS COMBINATIONS

On April 13, 2006, we acquired Arques Technology, Inc. (“Arques”) a privately-held California corporation and fabless manufacturer of analog semiconductor devices. The acquisition added white LED drivers for mobile handsets and double data rate (DDR) memory voltage regulators for digital consumer electronics products to our product line and enabled us to leverage Arques’ proprietary FlexBoost® technology. Additionally, our research and development resources were increased with the Arques acquisition.

The cost of the acquisition was approximately $8.4 million, comprised of (a) approximately $5.6 million paid at closing to Arques shareholders, (b) approximately $1.8 million related to costs of the transaction, including assumption of Arques transaction-related costs in lieu of a portion of the payment due to the shareholders and (c) another approximately $1.0 million which CMD retained at the time of acquisition and paid to Arques shareholders in 12 months, during fiscal 2008, as reduced by intervening indemnification obligations of Arques to CMD. In addition, the definitive merger agreement called for CMD to pay an earn-out, 80% to Arques shareholders and 20% to certain Arques employees, in approximately 18 months, as reduced by intervening unpaid indemnification obligations of Arques to CMD, if certain conditions, on which the earn-out payment was based, were met. There was no earn-out payment made to the Arques shareholders and employees because the conditions, on which the payout was based, were not met.

We had allocated the purchase price to tangible assets, liabilities and identifiable intangible assets acquired, as well as IPR&D, based on their estimated fair values. The excess of purchase price over the aggregate fair values was recorded as goodwill. None of the goodwill resulting from this acquisition will be tax deductible. The fair value assigned to the intangible assets was based on estimates and assumptions determined by management. The intangible assets are being amortized on a straight-line basis over their respective useful lives. The allocation of the purchase price is as follows (in thousands):

Goodwill	$5,258
IPR&D	2,210
Developed and core technology	520
Net book value of acquired assets and liabilities which approximates fair value	387
Distributor relationships	70
Total	$8,445

The value of IPR&D, which was expensed immediately, was determined based on the expected cash flow attributed to the in-process projects, taking into account revenue that was attributable to previously developed technology, the level of effort to date in the in-process research and development, the percentage of completion of the project and the level of risk associated with commercializing the in-process technology. The projects identified as in-process were those that were underway as of the acquisition date and that would, post acquisition, require additional effort in order to establish technological feasibility and that would have no alternative future uses. The cash flows derived from the in-process technology projects were discounted at a rate of 23%. We believed the rate used was appropriate given the risks associated with the technologies for which commercial feasibility had not been established and there was no alternative use. These projects had identifiable technological risk factors that indicated at the time of acquisition that even though successful completion was expected, it was not assured.

Intangible assets consist of developed and core technology and distributor relationships.  Developed and core technology are being amortized over an estimated useful life of four years. The value attributed to the distributor relationships was based upon the expected costs to replace such customers and is being amortized over its estimated useful life of two years. These intangible assets were valued using discount rates ranging from 18% to 23%. Refer to Note 5 of these financial statements for further discussion of intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets: ("SFAS 142") goodwill is tested for impairment on an annual basis, or earlier if indicators of impairment exist.  During our fourth quarter ended March 31, 2008, we performed an annual test for impairment and determined that no impairment charge was required based on our assumptions in accordance with SFAS 142.

Intangible Assets

The components of intangible assets, net were as follows (in thousands):

	March 31,	March 31,
	2008	2007
Developed and core technology:
Gross carrying amount	$520	$520
Less accumulated amortization	(255)	(125)
Net carrying amount	$265	$395

Distributor relationships:
Gross carrying amount	$70	$70
Less accumulated amortization	(68)	(33)
Net carrying amount	$2	$37

Intangible assets, net	$267	$432

Developed and core technology and distributor relationships are amortized on a straight-line basis over their estimated useful lives of four years and two years, respectively. The amortization expense for intangible assets was $165,000, $158,000 and $0 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively. Based on intangible assets recorded at March 31, 2008, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $131,000, $131,000 and $5,000 in fiscal years 2009, 2010 and 2011, respectively.

During fiscal years ended March 31, 2008, 2007 and 2006, we did not record any impairment charges. In assessing the recoverability of intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record impairment charges for these assets.

6.  BALANCE SHEET COMPONENTS

Balance sheet components were as follows (in thousands):

	March 31,	March 31,
	2008	2007
Accounts receivable, net:
Accounts receivable	$6,265	$7,904
Less allowance for doubtful accounts	(19)	(320)
Less sales allowances and return reserves	(91)	(70)
	$6,155	$7,514

Inventories:
Work in process	$1,819	$2,161
Finished goods	4,615	3,011
	$6,434	$5,172

Property, plant and equipment:
Machinery and equipment	$11,370	$8,971
Computer equipment and related software	4,518	3,805
Construction in progress	405	1,008
	16,293	13,784
Less: accumulated depreciation and amortization	(10,697)	(8,944)
	$5,596	$4,840

Accrued liabilities:
Accrued salaries and benefits	$1,183	$1,366
Other accrued liabilities	982	1,903
	$2,165	$3,269

7.  CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk consist primarily of cash equivalents, short-term investments and trade accounts receivable.

We use primarily one financial institution for our banking activities and place our cash in short-term money markets funds. Our balances exceed those insured by the Federal Deposit Insurance Corporation.

Our short-term investments are in investment grade debt instruments with maturities of less than 360 days. Our investment policy limits the exposure to a single issuer to 10% of our portfolio or $1 million, whichever is greater.

At March 31, 2008 and 2007, our three largest customer receivable balances accounted for an aggregate of approximately 58% and 73% of net accounts receivable, respectively. We extend credit to these customers, and management believes that the receivable balances from these large customers are collectible based on our assessment of their financial condition and our past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

8.  CONCENTRATION OF OTHER RISKS

Markets

We sell our products into the mobile handset, digital consumer electronics and personal computer markets, which are characterized by rapid technological change, intense competitive pressure and volatile demand patterns. Each of these factors either singularly or together in one or more of these markets could result in a rapid change in demand for our products which could result in reduced revenue, operating losses and the obsolescence of our inventory.

Customers

We focus our sales effort on the leaders in our target markets and depend on a few customers for a large portion of our revenue. In addition, our sales are not subject to long term contracts but rather to customer purchase orders which are placed with a short lead time to shipment.

During fiscal 2008, two of our end customers represented a combined 41% of our revenue, and two of our distributors represented 25% of our revenue.  During fiscal 2007, two of our end customers represented a combined 54% of our revenue, and one of our distributors represented 10% of our revenue. During fiscal 2006, one of our end customers represented 40% of our revenue, and one of our distributors represented another 13% of our revenue.

We also have a geographical concentration, with international sales accounting for 91%, 94% and 95% of our net sales in fiscal 2008, 2007 and 2006, respectively. Disruptions in international markets could have a substantial negative effect on our revenues and profitability.

Foundry Partners and Subcontractors

Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers.  These partners are located in China, India, Japan, Korea, Philippines, Taiwan and Thailand.

Supplier and industry risks associated with outsourced manufacturing that could limit our suppliers’ ability to supply products to us involve production capacity, delivery schedules, quality assurance and production costs.  Other risks include the potential for unfavorable economic conditions, political strife, prolonged work stoppages, natural or man-made disasters, power shortages and other phenomena.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported as cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities. Historically, the fair values of short-term investments are based on quoted market prices.

The carrying and estimated fair values of our capital lease obligations are as follows (in thousands):

	March 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Capital Lease Obligations	$132	$132	$264	$264

The fair value of our capital lease obligations is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

10.  CAPITAL LEASE OBLIGATIONS

Capital Lease Obligations

Capital lease obligations consisted of the following (in thousands):

	March 31,	March 31,
	2008	2007
Capital lease obligations	$132	$264
Less current maturities	(132)	(132)
Long term obligation	$-	$132

In October 2006, we entered into three year software lease agreements with two vendors for which the capitalized amounts were $362,000 and $34,000, respectively. The imputed interest rate for each of these leases is approximately 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. Interest expense on these leases during fiscal 2008, 2007 and 2006 was $11,000, $4,000 and $0, respectively.

Future maturities of capital lease obligations at March 31, 2008 are as follows (in thousands):

	Payments due by period
	Fiscal 2009	Beyond 2009	Total
Capital lease obligations *	$132	$-	$132
_____________
* Excludes interest and maintenance payments on the capital leases aggregating to $30,000 in fiscal 2009.

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in machinery and equipment and was as follows (in thousands):

	March 31,	March 31,
	2008	2007
Capitalized cost	$396	$396
Accumulated amortization	(187)	(55)
Net book value	$209	$341

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “depreciation and amortization” on our consolidated statements of cash flows.

11.  COMMITMENTS

Operating Leases

We lease our headquarters and sales offices under operating leases. In May 2005 we entered into a new lease for our headquarters through November 2010.

The lease for our Milpitas headquarters office includes a rent escalation provision. We recognize rent expense on a straight line basis.

Future minimum lease payments under non cancelable operating lease agreements having an initial or remaining term in excess of one year at March 31, 2008 are as follows (fiscal years ending March 31, in thousands):

	Payments due by period
	Fiscal	Fiscal	Fiscal	Beyond
	2009	2010	2011	2011	Total
Operating lease obligations	$467	$385	$193	$-	$1,045

Operating lease obligations do not include common area maintenance (“CAM”), insurance and tax payments. Total expense related to CAM, insurance and taxes for fiscal 2008, 2007 and 2006 was $216,000, $204,000 and $232,000 respectively. Rent expense was approximately $485,000, $462,000 and $398,000 in fiscal 2008, 2007 and 2006, respectively. There was no sublease income in fiscal 2008, 2007 or 2006.

Purchase Obligations

Non-cancelable purchase obligations are for wafer fabrication services. As of March 31, 2008, our non-cancelable purchase obligations were as follows (in thousands):

	Payments due by period
	Fiscal 2009	Beyond 2009	Total
Purchase obligations	$467	$-	$467

12.  CAPITAL STOCK

Common Stock

We have 50,000,000 shares of common stock authorized with a par value of $0.001 per share and 23,302,274 and 23,151,103 shares of common stock issued and outstanding as of March 31, 2008 and March 31, 2007, respectively.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 shares are designated Series A Participating Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2008 and 2007.

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

13.  EMPLOYEE BENEFIT PLANS

Employee Equity Incentive Plan

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align shareholder and employee interests. In our equity incentive program we are able to grant restricted share awards, options, stock units, and stock appreciation rights; however, to date we have only granted options. Under our current equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. As of March 31, 2008, our equity incentive plans consisted of the 2004 Omnibus Incentive Compensation Plan (2004 Plan), 1995 Employee Stock Option Plan (“1995E Plan”), 1995 Non-Employee Directors Plan (the “1995D Plan”) and sub-plan of 1995E Plan for employees and consultants of the United Kingdom (“1995E Sub-Plan”). However, upon the adoption of the 2004 Plan, no further options may be granted under the 1995E Plan and 1995D Plan except up to 50,000 options to UK employees under the 1995 E Sub-Plan, although options already outstanding under the 1995E Plan and 1995D Plan remain outstanding. Additionally, we have the 1995 Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods.

1995E Plan and 1995D Plan

The 1995E Plan was administered by a compensation committee consisting of not less than two independent directors. The 1995D Plan was administered by not less than three members of the Board of Directors and the amount of shares granted to the directors on an annual basis were fixed in amount, as approved by the shareholders.

Under our 1995E Plan, nonqualified stock options were granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant. Incentive stock options could also be granted to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant. Since August 2004, our 2004 Plan succeeded the 1995E Plan. As of March 31, 2008, no shares remained available for future grant.

The 1995D Plan provided for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. Since August 2004, the 2004 Plan succeeded 1995D Plan. As of March 31, 2008, no shares remained available for future grant.

As of March 31, 2008, 17,000 shares remained available for future grants under 1995E Sub-Plan for our employees and consultants in the United Kingdom.

Generally, options under the 1995E and 1995D Plans become exercisable and vest over varying periods ranging up to four years as specified by the Board of Directors. Option terms do not exceed ten years from the date of the grant and all plans expire within twenty years of date of adoption. Usually, unexercised options expire upon, or within, three months of termination of employment, depending upon the circumstances surrounding termination.

2004 Plan

In August 2004 our shareholders approved the 2004 Plan, which succeeded the 1995E Plan and the 1995D Plan and no further awards were to be made under the 1995E Plan and 1995D Plan other than awards covering up to 50,000 shares of common stock under the 1995E Sub-Plan. The 2004 Plan provides for the grant of restricted share awards, options, stock units and stock appreciation rights, any of which may or may not require the satisfaction of performance objectives, with respect to shares of our common stock to directors, officers, employees and consultants of the Company and subsidiaries. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which has complete discretion to select the participants and to establish the terms and conditions of each award, subject to the provisions of the 2004 Plan.

Options granted under the 2004 Plan may be incentive stock options or nonqualified options. As of March 31, 2008, 590,000 shares were available for future issuance under the 2004 Plan. In addition, if any outstanding option under the 1995E Plan or the 1995D Plan expires or terminates for any reason without having been exercised in full, then the un-purchased shares subject to that option will be available for additional awards under the 2004 Plan. Any shares granted as options or stock appreciation rights are counted against this limit as one share for every one share granted. Any shares granted as awards other than options or stock appreciation rights are counted against this limit as two shares for every one share granted. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. Shares offered under the 2004 Plan must be authorized but un-issued shares. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). Non-statutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. There is no limitation on the amount of common stock to which non-statutory grants may first become exercisable in any calendar year. Re-pricing a stock option or stock appreciation right is not permitted without shareholder approval. Subject to the limitations contained in the 2004 Plan, the Compensation Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Usually, exercisable options on the date of termination expire upon, or within, three months of date of termination and, under certain circumstances, exercisable options on the date of termination and incremental options that would have been exercisable had the termination deemed to have happened twelve months after the date of termination, may expire upon twelve months of termination of employment, but not beyond the term of the options. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock).

Non-Shareholder Approved Plan

During fiscal 2008, we granted 150,000 stock options under a non-shareholder approved plan to one of our officers upon joining the company. The weighted average exercise price of these options was $3.36 per share. During fiscal 2007, we granted 371,000 stock options to former employees of Arques under a non-shareholder approved plan. The weighted average exercise price of these options was $7.18 per share. During fiscal 2006, we granted 125,000 stock options to one of our officers upon joining the company under a non-shareholder approved plan. The weighted average exercise price of these options was $9.19 per share.

All non-shareholder approved plan options were granted at exercise prices equal to the fair market value on the date of grant, have vesting periods of four years and expire in ten years. Usually, exercisable options on the date of termination expire upon, or within, three months of date of termination and, under certain circumstances, exercisable options on the date of termination and incremental options that would have been exercisable had the termination deemed to have happened twelve months after the date of termination, may expire upon twelve months of termination of employment, but not beyond the term of the options. Our non-shareholder approved plan options did not require the approval of, and were not approved by, our shareholders.

Equity Incentive Plan Activities

The following is a summary of stock option activity and related information, including Non-Shareholder Approved Plan Options:

	Shareholder		Non-Shareholder
	Approved Plans		Approved Plan		All Plans
							Weighted
							Average
		Weighted		Weighted		Weighted	Remaining
		Average		Average		Average	Contractual	Aggregate
	Shares (in	Exercise	Shares (in	Exercise	Shares (in	Exercise	Term	Intrinsic
	thousands)	Price	thousands)	Price	thousands)	Price	(in years)	Value
Balance at March 31, 2005	3,058	$6.33	573	$5.28	3,631	$6.17
Granted	1,131	6.79	125	9.19	1,256	7.02
Exercised	(788)	4.33	(120)	4.07	(908)	4.30
Canceled / forfeited	(414)	9.04	-	0.00	(414)	9.04
Balance at March 31, 2006	2,987	$6.66	578	$6.38	3,565	$6.61
Granted	1,378	4.42	371	7.18	1,749	5.14
Exercised	(142)	3.49	(67)	2.90	(208)	3.30
Canceled / forfeited	(730)	6.37	(64)	5.03	(795)	6.26
Balance at March 31, 2007	3,493	$5.96	818	$7.42	4,311	$6.24
Granted	1,156	3.80	150	3.36	1,306	3.75
Exercised	(25)	3.18	-	-	(25)	3.18
Canceled / forfeited	(396)	5.03	(250)	7.81	(646)	6.11
Balance at March 31, 2008	4,228	$5.48	718	$6.43	4,946	$5.61	7.28	$5,770

Exercisable at March 31, 2008					2,625	$6.63	5.95	$5,770

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.94 as of March 31, 2008 (the last trading day of our fiscal 2008), which would have been received by the option holders had all option holders with in-the-money options exercised and sold their options as of that date.

The following table summarizes information about options exercisable and the weighted average exercise price:

	Options Exercisable
		Weighted-
	Number	Average
	Exercisable	Exercise
	(in thousands)	Price
March 31, 2006	1,909	$6.89
March 31, 2007	1,963	7.06
March 31, 2008	2,625	$6.63

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at March 31, 2008:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$2.75	-	$4.00	1,405	8.99	$3.62	175	$3.35
4.01	-	6.00	1,636	7.42	4.91	931	5.16
6.01	-	8.00	1,481	6.05	6.74	1,095	6.69
8.01	-	10.00	272	5.62	8.69	272	8.69
10.01	-	22.50	152	4.86	15.21	152	15.21
$2.75	-	$22.50	4,946	7.28	$5.61	2,625	$6.63

During the fiscal years ended March 31, 2008, 2007 and 2006, the number of stock options that were exercised were 25,000, 208,000 and 908,000, respectively, which had an intrinsic value of $22,000, $301,000 and $3,984,000, respectively.

ESPP

ESPP, as amended most recently on August 25, 2005, is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. The ESPP provides for the issuance of up to 1,740,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. ESPP terminates on August 7, 2013 or earlier at the discretion of our Board of Directors. As of March 31, 2008, 317,000 shares were available for future issuance under the Purchase Plan.

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2008	2007	2006
Aggregate purchase price	$436,000	$412,000	$365,000
Shares purchased	126,021	87,565	106,065
Employee participants	43	39	38

Shares Available for Future Issuance under Employee Benefit Plans

As of March 31, 2008, 924,000 shares were available for future issuance, which included 317,000 shares of common stock available for issuance under our ESPP, 17,000 under our 1995E Sub-Plan and 590,000 under our 2004 Plan.

Stock-Based Compensation

Effective April 1, 2006, we adopted the provisions of SFAS 123(R) as discussed in Note 2: Significant Accounting Policies. The following table sets forth the total stock-based compensation expense resulting from employee stock options and ESPP included in our consolidated statements of operations for years ended March 31, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2008	2007
Cost of sales	$349	$472
Research and development	599	683
Selling, general and administrative	1,385	1,916
Stock-based compensation expense before income taxes	2,333	3,071
Tax benefit	2	7
Stock-based compensation expense, net of tax	$2,331	$3,064

The effect of recording employee stock-based compensation expense for the years ended March 31, 2008 and 2007 was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2008	2007
Income before income taxes	$(2,333)	$(3,071)
Net income	(2,331)	(3,064)
Basic and diluted net earnings per share	$(0.10)	$(0.13)

Net cash proceeds from the exercise of stock options were $80,000 for the year ended March 31, 2008, compared to $688,000 for the year ended March 31, 2007. Income tax benefit realized from employee stock option exercises during fiscal 2008 and 2007 was $2,000 and $7,000 respectively.

The following table illustrates the effect on net income after tax and net income per common share as if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the year ended March 31, 2006 (in thousands, except per share amounts):

Year Ended
March 31, 2006
Net income
As reported	$10,035
Add: stock-based consultant compensation expense included in reported results	29
Deduct: total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(3,740)
Pro forma net income	$6,324

Basic net income per share
As reported	$0.45
Pro forma	$0.29

Diluted net income per share
As reported	$0.44
Pro forma	$0.28

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended March 31, 2008, 2007 and 2006, respectively:

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2008	2007	2006	2008	2007	2006
Weighted average grant date fair value	$1.85	$2.92	$3.91	$1.23	$1.57	$1.90
Expected life in years	4.11	4.03	4.11	0.50	0.50	0.50
Volatility	0.64	0.70	0.70	0.48	0.48	0.57
Risk-free interest rate	4.05%	4.81%	4.14%	4.61%	5.09%	3.69%
Dividend Yield	0%	0%	0%	0%	0%	0%

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

SFAS 123(R) also requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Forfeitures are to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. We currently estimate our forfeiture rate to be 17%, which is based on an average of historical forfeitures.

SFAS 123(R) requires the use of option pricing models that were not developed for use in valuing employee stock options. The Black-Scholes option pricing model was developed for use in estimating the fair value of short-lived exchange-traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The weighted average fair value of shares issued under the ESPP is related to option element of the ESPP stock grant and 15% discount provided to employees.

As of March 31, 2008, we had $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over the weighted average period of 2.7 years.

401(K) Savings Plan

We maintain a 401(k) Savings Plan covering substantially all of our employees. Under the plan, contributions from eligible employees are matched by the Company at a rate of 50% up to a maximum of 6% of the employee’s compensation. Employees’ contributions are fully vested at all times, and the Company’s contributions vest incrementally over a two year period. During fiscal 2008, 2007 and 2006, we expensed $275,000, $268,000 and $186,000, respectively, relating to our contributions under the plan.

14. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is principally comprised of net income (loss) and unrealized gain (loss) on our available for sale securities. Comprehensive income (loss) for the years ended March 31, 2008, 2007 and 2006 was as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
Net income (loss)	$(1,414)	$(81)	$10,035
Unrealized gain (loss) on available for sale securities	48	5	(3)
Comprehensive income (loss)	$(1,366)	$(76)	$10,032

15.  INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income (expense), net, were as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
Interest income	$2,465	$2,511	$1,575
Other expenses, net	(75)	(79)	(84)
Net other income	$2,390	$2,432	$1,491

Interest income reflects the amounts earned from investments in cash equivalents and short-term securities. Other income (expense), net mainly includes interest expense and other non-operating income and expense.

16.  INCOME TAXES

Our income tax provision consisted of the following (in thousands):

	Year Ended March 31,
	2008	2007	2006
Current:
Federal	$18	$92	$128
State	4	(2)	8
Foreign	80	26	-
	$102	$116	$136
Deferred:
Federal	$683	$469	$(2,491)
State	111	42	(220)
Foreign	-	-	-
	$794	$511	$(2,711)

Provision (benefit) for income taxes	$896	$627	$(2,575)

The provision (benefit) for income taxes differs from the amount computed by applying the U.S. statutory rate of 34% to the income before income taxes for the years ended March 31, 2008, 2007 and 2006. The principal reasons for this difference are as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
Income tax expense at U.S. statutory rate	$(176)	$185	$2,523
IPR&D	-	751	-
Valuation allowance	903	(700)	(5,260)
Other	169	391	162
Provision (benefit) for income taxes	$896	$627	$(2,575)

In fiscal 2008, 2007, and 2006, income before income taxes included $408,000, $582,000, and $0, respectively, of net loss of our foreign subsidiary, Arques Technology Taiwan, Inc. Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2008	2007
Deferred Tax Assets:
Net operating losses	$19,651	$20,660
Research and other credits	1,170	1,290
Write down of inventory	199	390
Stock-based compensation	1,779	1,080
Other non-deductible accruals and reserves	1,740	1,531
Total deferred tax assets	24,539	24,951
Valuation allowance	(23,031)	(22,160)
Net deferred tax assets	1,508	2,791
Deferred tax liabilities:
Tax over book depreciation	165	430
Intangible assets	96	160
Total net deferred tax assets	$1,247	$2,201

As of March 31, 2008, we had net operating loss carryforwards for federal, state and foreign income tax purposes of approximately $54.4 million, $15.6 million and $3.5 million, respectively, which expire in the years 2013 through 2027 for the federal and state losses, and federal and state research and development credits of approximately $751,000 and $1,846,000, respectively. The federal research and development tax credits begin to expire in fiscal 2008, while the state research and development tax credits carryforward indefinitely.

Utilization of our net operating loss carryforward is subject to annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions.  The annual limitations could result in the inability to fully offset future annual taxable income and could result in the expiration of the net operating loss carryforwards before utilization.

Statement of Financial Accounting Standard No. 109 ("FAS 109") provides that deferred tax assets may be established by the company for the future benefit of net operating losses, research and development credits, and certain other items, subject to a valuation allowance.  The valuation allowance is necessary if based on available evidence that it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Management believes that it is more likely than not that approximately $1.2 million and $2.2 million of the deferred tax assets as of March 31, 2008 and 2007 will be realized in the following year, respectively.  As of March 31 2008, a valuation allowance of $23.0 million was recorded against the deferred tax assets.  The valuation allowance increased by approximately $0.9 million during the year ended March 31, 2008 and increased by approximately $3.2 million during the year ended March 31, 2007.

At March 31, 2008, $3.5 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly credited to paid in capital as compared to $3.4 million at March 31, 2007.

In evaluating our ability to realize our net deferred tax assets, management considered all available positive and negative evidence, including historical operating results, the existence of cumulative losses in the most recent fiscal years and earnings estimates in fiscal 2009, as deemed sufficiently reliable, on a jurisdiction by jurisdiction basis.

The Company’s federal, California, Arizona, Illinois, and Texas tax returns are subject to examination by the various tax authorities. These tax returns are no longer subject to examinations by tax authorities for years before March 31, 2003.

As a result of the adoption of FIN 48, the Company recognized a $149,000 increase in the liability for uncertain tax positions, which was accounted for as an increase to the April 1, 2007 balance of accumulated deficit. At April 1, 2007, the Company has accrued tax liabilities for unrecognized tax benefits of approximately $126,000, in addition to interest and penalty of $49,000.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for March 31, 2008 are as follows (in thousands):

Year Ended
March 31, 2008
Unrecognized tax benefits at April 1, 2007	$126
Increases in tax positions for current year	53
Increases in tax positions for prior years	3
Lapse in statute of limitations	(15)
Unrecognized tax benefits at March 31, 2008	$167

In addition, interest and penalties resulting from unrecognized tax benefits was $51,000 at March 31, 2008 and $49,000 at March 31, 2007. The unrecognized tax benefits of $167,000 at March 31, 2008, if recognized, will not impact our annual effective tax rate. The Company does not expect the total amount of unrecognized tax benefit as of March 31, 2008 to change significantly in the next twelve months.

17.  SEGMENT INFORMATION

Our operations are classified into one operating segment. We are completely fabless and use several wafer foundries in Asia. We use third party independent subcontractors to perform CSP ball drop and the assembly and test of packaged products. These partners are located in China, India, Philippines, Taiwan and Thailand. Substantially all of our business operations are in the United States and we have sales operations in Asia and Europe. At March 31, 2008, a substantial portion of our inventory and fixed assets resided in Asia.

Our net sales from customers and distributors, individually representing more than 10% of total net sales during years ended March 31, 2008, 2007 and 2006, were as follows;

	Year Ended March 31,
	2008	2007	2006
Original Equipment Manufacturers:
Customer A	25%	17%	*
Customer B	16%	37%	40%

Distributors:
Distributor A	13%	*	13%
Distributor B	12%	10%	*
_____________
* Customer or distributor accounted for less than 10% of total net sales during the period.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Year Ended March 31,
	2008		2007		2006
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
United States	$5.5	9%	$4.4	6%	$3.8	5%
Korea	19.6	33%	16.5	24%	14.6	21%
China	15.9	27%	28.2	42%	32.6	47%
Taiwan	11.2	19%	10.4	15%	9.2	13%
Singapore	4.2	7%	6.7	10%	8.6	12%
Others	2.8	5%	1.8	3%	1.4	2%
Total net sales	$59.2	100%	$68.0	100%	$70.2	100%

Property, plant and equipment by geographic location is summarized as follows (in millions):

	Net Book Value
	as of March 31,
	2008	2007
USA	$2.0	$2.1
India	1.9	0.6
Thailand	1.2	1.9
Others	0.5	0.2
Total	$5.6	$4.8

18.  LITIGATION

We are, on occasions, a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  There was an accrual of $20,000 for settlement offers as of March 31, 2008 and 2007.

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

20.   GUARANTEES

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at March 31, 2008 and 2007.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2008, for the Quarter Ended	June 30	September 30	December 31	March 31
	(In thousands, except for per share amounts)
Net sales	$13,123	$16,122	$14,955	$15,017
Gross margin	4,087	5,269	4,850	5,412
Net income (loss)	(1,056)	557	230	(1,145)
Net income (loss) per share:
Basic	(0.05)	0.02	0.01	(0.05)
Diluted	$(0.05)	$0.02	$0.01	$(0.05)

Fiscal 2007, for the Quarter Ended	June 30	September 30	December 31	March 31
	(In thousands, except for per share amounts)
Net sales	$16,072	$18,733	$17,736	$15,465
Gross margin	6,083	7,505	6,343	5,285
Net income (loss)	(2,075)	1,377	673	(56)
Net income (loss) per share:
Basic	(0.09)	0.06	0.03	(0.00)
Diluted	$(0.09)	$0.06	$0.03	$(0.00)

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

(iii) Evaluation of Disclosure Controls and Procedures. The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above in subpart (a)(ii) and below in subpart (d).

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited the financial statements included  in this Annual Report on Form 10-K and also audited and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 31, 2008.  Each of the report on the audit of internal control over financial reporting and the report on the audit of the financial statements appear elsewhere in this Annual Report on Form 10-K.

 (c) Changes in Internal Control over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during our fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, such control.

 (d) Inherent Limitations on Effectiveness of Controls

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

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2008 Annual Meeting of Shareholders to be held on August 21, 2008 (the “2008 Proxy Statement”).

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in the 2008 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that

(1)  where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(2)  where this Item calls for disclosure regarding our nominating and corporate governance committee and audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2008 Proxy Statement under the caption “Board Meetings and Committees and Audit Committee Financial Expert” and is incorporated herein by reference.

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

ITEM 11.  Executive Compensation

The information required by this Item is set forth in the 2008 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference and information related to our equity compensation plans is set forth in the 2008 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions, and director independence is set forth in the 2008 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference and information regarding our corporate governance is set forth in the 2008 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Director Independence” and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item is set forth in the 2008 Proxy Statement under the caption “Ratification of Independent Auditors—Audit and Non-Audit Fees” and is incorporated herein by reference.

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

3.	Exhibit Index:

Exhibit No.	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

Exhibit No.	Description	Incorporated by reference from
10.23
Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008 is filed herewith.

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008 is filed herewith.

21.1	List of Subsidiaries is filed herewith.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, dated June 11, 2008 is filed herewith.

24	Power of attorney is filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.
_______
*	Denotes a management contract or compensatory plan or arrangement.

**	Portions were omitted pursuant to a request for confidential treatment.

b.           Exhibits 10.30, 10.31, 21.1, 23.1, 24, 31.1, 31.2 and 32.1 are filed herewith.
c.           Schedule II to the Company’s financial statements is on page 84.

SCHEDULE II
CALIFORNIA MICRO DEVICES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2008, 2007 and 2006
(in thousands)

	Balance at	Charged to		Balance at
	beginning of	expenses or	Deductions	end of
	fiscal year	other accounts	or write off	fiscal year
Valuation allowance for deferred tax assets
Fiscal 2008	$22,160	$871	$-	$23,031
Fiscal 2007	18,961	3,199	-	22,160
Fiscal 2006	24,763	-	(5,802)	18,961

Allowance for doubtful accounts
Fiscal 2008	320	-	(301)	19
Fiscal 2007	146	174	-	320
Fiscal 2006	74	73	(1)	146

Sales allowances and return reserve
Fiscal 2008	70	21	-	91
Fiscal 2007	112	-	(42)	70
Fiscal 2006	$117	$-	$(5)	$112

CALIFORNIA MICRO DEVICES CORPORATION
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of June 2008.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

By:	/S/ ROBERT V. DICKINSON
__________________________________________________
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of June 2008.

By:
	/S/ ROBERT V. DICKINSON	President, Chief Executive Officer and Director
	_________________________________________	(Principal Executive Officer)
Robert V. Dickinson

	/S/ KEVIN J. BERRY	Chief Financial Officer
	_________________________________________	(Principal Financial and Accounting Officer)
Kevin J. Berry

	/S/ WADE F. MEYERCORD	Chairman of the Board
_________________________________________
Wade F. Meyercord

	/S/ EDWARD C. ROSS	Director
_________________________________________
Edward C. Ross

	/S/ JOHN L. SPRAGUE	Director
_________________________________________
John L. Sprague

	/S/ DAVID L. WITTROCK	Director
_________________________________________
David L. Wittrock

	/S/ DAVID W. SEAR	Director
_________________________________________
David W. Sear