Form 10-Q
period 2008-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2008-08-07
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________

FORM 10-Q
__________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2008 was 23,408,920.
- 1 of 49 -

Table of Content

California Micro Devices Corporation
Form 10-Q for the Quarter Ended June 30, 2008

- 2 of 49 -

Table of Content

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Net sales	$14,099	$13,123
Cost of sales	9,355	9,036
Gross margin	4,744	4,087
Operating expenses:
Research and development	2,284	1,837
Selling, general and administrative	3,865	3,917
Amortization of intangible assets	34	41
Total operating expenses	6,183	5,795
Operating loss	(1,439)	(1,708)
Other income, net	294	641
Loss before income taxes	(1,145)	(1,067)
Income tax benefit	(226)	(11)
Net loss	$(919)	$(1,056)

Net loss per share–basic and diluted	$(0.04)	$(0.05)
Weighted average common shares outstanding–basic and diluted	23,366	23,180

See Notes to Condensed Consolidated Financial Statements.

- 3 of 49 -

Table of Content

California Micro Devices Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	March 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$42,693	$32,925
Short-term investments	9,373	18,671
Accounts receivable, net	5,480	6,155
Inventories	6,802	6,434
Deferred tax assets	1,508	1,508
Prepaid expenses and other current assets	1,101	1,188
Total current assets	66,957	66,881
Property, plant and equipment, net	5,118	5,596
Goodwill	5,258	5,258
Intangible assets, net	233	267
Other long-term assets	84	83
TOTAL ASSETS	$77,650	$78,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,141	$6,120
Accrued liabilities	1,943	2,165
Deferred margin on shipments to distributors	1,803	1,904
Current maturities of capital lease obligations	132	132
Total current liabilities	10,019	10,321
Other long-term liabilities	338	350
Total liabilities	10,357	10,671
Commitments and contingencies
Stockholders' equity:
Preferred stock - 10,000,000 shares authorized; none issued
and outstanding as of June 30, 2008 and March 31, 2008	-	-
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; shares issued and outstanding:
23,408,920 and 23,302,274 as of June 30, 2008 and
March 31, 2008, respectively	118,641	117,806
Accumulated other comprehensive income	10	48
Accumulated deficit	(51,358)	(50,440)
Total stockholders' equity	67,293	67,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,650	$78,085

See Notes to Condensed Consolidated Financial Statements.

- 4 of 49 -

Table of Content

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(919)	$(1,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	621	422
Accretion of investment purchase discounts	(14)	(345)
Amortization of intangible assets	34	41
Stock-based compensation	563	667
Tax benefit from stock-based payment arrangement	-	(6)
Deferred tax assets	-	(68)
Changes in assets and liabilities:
Accounts receivable, net	675	2,003
Inventories	(368)	314
Accounts payable and other current liabilities	(197)	(1,272)
Deferred margin on shipments to distributors	(101)	85
Other assets and liabilities	75	(210)
Net cash provided by operating activities	369	575

Cash flows from investing activities:
Purchases of short-term investments	(4,995)	(29,461)
Sales and maturities of short-term investments	14,269	40,000
Payment related to acquisition	-	(1,031)
Capital expenditures	(147)	(956)
Net cash provided by investing activities	9,127	8,552

Cash flows from financing activities:
Proceeds from employee stock compensation plans	272	185
Tax benefit from stock-based payment arrangement	-	6
Net cash provided by financing activities	272	191

Net increase in cash and cash equivalents	9,768	9,318
Cash and cash equivalents at beginning of period	32,925	1,908
Cash and cash equivalents at end of period	$42,693	$11,226

See Notes to Condensed Consolidated Financial Statements.

- 5 of 49 -

Table of Content

California Micro Devices Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of June 30, 2008, and the results of operations for the three month periods ended June 30, 2008 and 2007, and cash flows for the three month periods ended June 30, 2008 and 2007.  Results for the three month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2009.  Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current 2009 presentation.

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

3. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities on financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. FASB Staff Position No. 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FASB Staff Position No. 157-2 (FSP No. 157-2) delays the effective date for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which SFAS No. 157 is initially applied, except in limited circumstances. We have adopted SFAS No. 157 beginning April 1, 2008, and there was no material impact on our condensed consolidated financial statements. See Note 5 for further discussion.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have adopted SFAS 159 beginning April 1, 2008 and we did not elect the fair value option to measure eligible financial assets and financial liabilities.

- 6 of 49 -

Table of Content

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)) which expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. Adoption of SFAS 141(R) is required for fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 141(R) on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160) which re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We believe that there is no impact of SFAS 160 on our financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	June 30,	March 31,
	2008	2008
Cash	$237	$602
Money market funds	42,456	32,323
Total cash and cash equivalents	$42,693	$32,925

Short-term investments represent investments in certificates of deposits and debt securities with remaining maturities less than 360 days. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in interest and other income, net. The cost of securities sold is based on the specific identification method.

- 7 of 49 -

Table of Content

Short-term investments were as follows (in thousands):

	June 30,	March 31,
	2008	2008
U.S. Agency notes	$4,523	$12,061
Asset-backed securities	3,353	5,124
Commercial paper	1,497	1,486
Total short-term investments	$9,373	$18,671

5. Fair Value

On April 1, 2008, we adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements,” (SFAS No. 157). SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

 SFAS No. 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flows models and similar techniques.

Determination of Fair Value

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency. Money market funds are classified as Level 1 because these securities are valued based on quoted market prices in active markets. Agency notes, commercial papers and asset backed securities are classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs which are directly or indirectly observable.

- 8 of 49 -

Table of Content

The table below presents the balances of assets measured at fair value on a recurring basis (in thousands):

	As of June 30, 2008
Assets	Total	Level 1	Level 2	Level 3
Money market funds	$42,457	$42,457	$-	$-
Available for sale securities:
U.S. agency notes	4,523	-	4,523	-
Asset backed securities	3,353	-	3,353	-
Commercial papers	1,497	-	1,497	-
	$51,830	$42,457	$9,373	$-

6. Goodwill and Other Intangible Assets

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets: ("SFAS 142") goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist.  We perform our annual test for impairment of goodwill during our fourth fiscal quarter.

Intangible Assets

The components of intangible assets, net were as follows (in thousands):

	June 30,	March 31,
	2008	2008
Developed and core technology:
Gross carrying amount	$520	$520
Less accumulated amortization	(287)	(255)
Net carrying amount	$233	$265

Distributor relationships:
Gross carrying amount	$70	$70
Less accumulated amortization	(70)	(68)
Net carrying amount	$-	$2

Intangible assets, net	$233	$267

Developed and core technology and distributor relationships were amortized on a straight-line basis over their estimated useful lives of four years and two years, respectively. The amortization expense for intangible assets was $34,000 and $41,000 for the three months ended June 30, 2008 and 2007, respectively. Based on intangible assets recorded at June 30, 2008, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $97,000, $131,000 and $5,000 in remainder of fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

During three months ended June 30, 2008 and 2007, we did not record any impairment charges. In assessing the recoverability of intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record impairment charges for these assets.

- 9 of 49 -

Table of Content

7.  Balance Sheet Components

Balance sheet components were as follows (in thousands):

	June 30,	March 31,
	2008	2008
Accounts receivable, net:
Accounts receivable	$5,580	$6,265
Less allowance for doubtful accounts	(14)	(19)
Less sales allowances and return reserves	(86)	(91)
	$5,480	$6,155

Inventories:
Raw materials	$115	$-
Work in process	2,642	1,819
Finished goods	4,045	4,615
	$6,802	$6,434

Property, plant and equipment:
Machinery and equipment	$11,402	$11,370
Computer equipment and related software	4,596	4,518
Construction in progress	420	405
	16,418	16,293
Less: accumulated depreciation and amortization	(11,300)	(10,697)
	$5,118	$5,596

Accrued liabilities:
Accrued salaries and benefits	$1,239	$1,183
Other accrued liabilities	704	982
	$1,943	$2,165

8. Capital Lease Obligations

Capital lease obligations consisted of the following (in thousands):

	June 30,	March 31,
	2008	2008
Capital lease obligations	$132	$132
Less current maturities	(132)	(132)
Long-term obligation	$-	$-

- 10 of 49 -

Table of Content

In October 2006, we entered into three year software lease agreements with two vendors for which the capitalized amounts were $362,000 and $34,000, respectively. The imputed interest rate for each of these leases is approximately 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. Interest expense on these leases during the three months ended June 30, 2008 and 2007 was immaterial.

Future maturities of capital lease obligations at June 30, 2008 are as follows (in thousands):

	Payments due by period
	Remainder of	Beyond
	Fiscal 2009	Fiscal 2009	Total
Capital lease obligations *	$132	$-	$132
_____________
* Excludes interest and maintenance payments on the capital leases aggregating to $30,000 in the remainder of fiscal 2009.

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in computer equipment and related software and was as follows (in thousands):

	June 30,	March 31,
	2008	2008
Capitalized cost	$396	$396
Accumulated amortization	(220)	(187)
Net book value	$176	$209

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “depreciation and amortization” on our condensed consolidated statements of cash flows.

9. Employee Stock Benefit Plans

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. Under our current equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. These plans are described fully in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended March 31, 2008.

- 11 of 49 -

Table of Content

Stock Options

Stock option activity for the three months ended June 30, 2008, is as follows:

	Stockholder		Non-Stockholder
	Approved Plans		Approved Plan		All Plans
							Weighted
							Average
		Weighted		Weighted		Weighted	Remaining
		Average		Average		Average	Contractual	Aggregate
	Shares (in	Exercise	Shares (in	Exercise	Shares (in	Exercise	Term	Intrinsic
	thousands)	Price	thousands)	Price	thousands)	Price	(in years)	Value
Balance at March 31, 2008	4,228	$5.48	718	$6.43	4,946	$5.61
Granted	128	3.20	-	-	128	3.20
Exercised	-	-	-	-	-	-
Canceled / forfeited	(165)	4.72	(132)	9.13	(297)	6.67
Balance at June 30, 2008	4,191	$5.44	586	$5.83	4,777	$5.48	7.05	$14,840

Exercisable at June 30, 2008					2,597	$6.46	5.69	$13,310

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $3.11 as of June 30, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised and sold their options as of that date.

There were no exercises of stock options during the three months ended June 30, 2008 and 2007.

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at June 30, 2008:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$2.75	-	$4.00	1,490	8.81	$3.58	186	$3.37
4.01	-	6.00	1,553	7.11	4.93	994	5.17
6.01	-	8.00	1,435	5.77	6.74	1,118	6.70
8.01	-	10.00	147	3.67	8.27	147	8.27
10.01	-	22.50	152	4.61	15.21	152	15.21
$2.75	-	$22.50	4,777	7.05	$5.48	2,597	$6.46

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. We issued 106,646 and 49,007 shares under the ESPP during the three months ended June 30, 2008 and 2007, respectively.  Net cash proceeds from the ESPP were $272,000 and $185,000 for the three months ended June 30, 2008 and 2007, respectively.

- 12 of 49 -

Table of Content

Shares Available for Future Issuance under Employee Benefit Plans

As of June 30, 2008, 855,000 shares were available for future issuance, which included 210,000 shares of common stock available for issuance under our ESPP, 17,000 under our UK Sub-Plan and 628,000 under our 2004 Omnibus Incentive Compensation Plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three months ended June 30, 2008 and 2007 resulting from employee stock options and ESPP included in our condensed consolidated statements of operations in accordance with FAS 123(R) (in thousands):

	Three months ended June 30,
	2008	2007
Cost of sales	$80	$94
Research and development	152	169
Selling, general and administrative	331	384
Stock-based compensation expense before income taxes	563	647
Tax benefit	-	6
Stock-based compensation expense, net of tax	$563	$641

The effect of recording employee stock-based compensation expense for the three months ended June 30, 2008 and 2007 was as follows (in thousands, except per share amounts):

	Three months ended June 30,
	2008	2007
Impact on loss before income taxes	$(563)	$(647)
Impact on net loss	(563)	(641)
Impact on basic and diluted net loss per share	$(0.02)	$(0.03)

Income tax benefit of $0 and $6,000 was realized from ESPP purchases during the three months ended June 30, 2008 and 2007, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended June 30, 2008 and 2007, respectively:

	Employee Stock Options		ESPP
	Three months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Expected life in years	4.11	4.06	0.50	0.50
Volatility	0.64	0.64	0.59	0.38
Risk-free interest rate	2.74%	4.69%	1.74%	4.99%
Dividend Yield	0%	0%	0%	0%

- 13 of 49 -

Table of Content

We currently estimate our forfeiture rate to be 17%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover. The weighted average fair value of employee stock options granted during the three months ended June 30, 2008 and 2007 was $1.57 and $2.50, respectively.

As of June 30, 2008, we had $1.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2.7 years.

10. Stock Issuances

During the three months ended June 30, 2008 and 2007, we issued the following shares of common stock under our ESPP (in thousands):

	Three months ended June 30,
	2008	2007
Shares issued	107	49
Total proceeds	$272	$185

11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2008	2007
Net loss	$(919)	$(1,056)
Weighted average common shares outstanding used in
the calculation of net loss per share - basic and diluted	23,366	23,180
Net loss per share - basic and diluted	$(0.04)	$(0.05)

Basic and diluted net loss per share was computed using the net loss and weighted average number of common shares outstanding during the period. Due to our net loss for the three months ended June 30, 2008 and 2007, all of our stock options outstanding to purchase 4,777,000 and 4,333,000, respectively of the company’s common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

12. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized loss on our available for sale securities. Comprehensive loss for the three months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
Net loss	$(919)	$(1,056)
Unrealized loss on available for sale securities	(38)	(20)
Comprehensive loss	$(957)	$(1,076)

- 14 of 49 -

Table of Content

13. Income Taxes

Effective at the beginning of the first quarter of fiscal 2008, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold of more-likely-than-not to be sustained upon examination, specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions.

As a result of the implementation of FIN 48 on April 1, 2007, we recognized a $149,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as a cumulative effect of a change in accounting principle that resulted in an increase to accumulated deficit.

The amount of unrecognized tax benefits as of April 1, 2008 was $167,000. For the three months ended June 30, 2008, there was no significant change to the liability for unrecognized tax benefits booked at the beginning of the year.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was $49,000. The amount of interest and penalties as of April 1, 2008 was $51,000. The additional amount of interest and penalties for the three months ended June 30, 2008 was $2,000.

We estimated that it is more likely than not that approximately $1.2 million of the deferred tax assets as of June 30, 2008 and March 31, 2008 will be realized in the following year. As of June 30, 2008, a valuation allowance of approximately $23.0 million was recorded against the net deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of June 30, 2008, the federal returns for the years ended March 31, 2005 through the current period and certain state returns for the years ended March 31, 2004 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

14. Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. Our net sales from customers and distributors, individually representing more than 10% of total net sales during the three months ended June 30, 2008 and 2007 were as follows;

	Three Months Ended June 30,
	2008	2007
Original Equipment Manufacturers:
Customer A	21%	26%
Customer B	16%	18%

Distributors:
Distributor A	13%	11%
Distributor B	10%	14%

- 15 of 49 -

Table of Content

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Three Months Ended June 30,
	2008		2007
		% of		% of
	Amount	Total	Amount	Total
United States	$1.8	13%	$0.7	5%
Korea	3.5	25%	4.9	37%
China	3.7	26%	3.1	24%
Taiwan	3.0	21%	3.0	23%
Singapore	1.1	8%	1.0	8%
Others	1.0	7%	0.4	3%
Total net sales	$14.1	100%	$13.1	100%

Property, plant and equipment by geographic location is summarized as follows (in millions):

	Net Book Value as of,
	June 30, 2008	March 31, 2008
United States	$2.0	$2.0
India	1.7	1.9
Thailand	1.0	1.2
Others	0.4	0.5
Total	$5.1	$5.6

15. Contingencies

Environmental

We have been subject to a variety of federal, state and local regulations in connection with the discharge and storage of certain chemicals used in our manufacturing processes, which are now fully outsourced to independent contract manufacturers. We have obtained all necessary permits for such discharges and storage, and we believe that we have been in substantial compliance with applicable environmental regulations. Industrial waste generated at our facilities was either processed prior to discharge or stored in double-lined barrels until removed by an independent contractor. With the completion of our Milpitas site remediation and the closure of our Tempe facility during fiscal 2005, we now expect our environmental compliance costs to be minimal.

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects, product recalls or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at June 30, 2008 and March 31, 2008.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

- 16 of 49 -

Table of Content

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

16. Subsequent Event

On August 1, 2008, we sold the assets related to our line of LED drivers for mobile handsets to a third party buyer for a cash payment of $1.3 million. The transaction includes existing products, products under development and related patents. Two engineers who had worked on this product line for us have also joined the buyer.

- 17 of 49 -

Table of Content

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products will decline at the rate of 12% to 15% per year; (2) our having a target gross margin of 38% to 40%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation not to pay dividends in the foreseeable future; (6) our plan to examine goodwill at least annually; (7) our having a long term target for research and development expenses of 9% to 10% of sales and anticipated increase in serial interface display controller expenses during the remainder of fiscal 2009; (8) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially; (9) our expectation of further cost reductions of our products in future; (10) our belief that due to the short duration and investment grade credit ratings of our investment portfolio, there is no material exposure to interest rate risk in our investment portfolio and (11) our expectation of future interest income to continue to be at a reduced level unless interest rates increase materially in the near future. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

- 18 of 49 -

Table of Content

Executive Overview

We design and sell application specific protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets as well as protection devices for applications in diversified markets, which includes protection devices for other markets including high brightness light emitting diodes (HBLEDs), communication and industrial equipment. We have one operating segment and primarily serve mobile handset, digital consumer electronics and personal computer markets. We are a leading supplier of protection devices for mobile handsets that provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection, and of low capacitance ESD protection devices for digital consumer electronics and personal computers. We also offer display electronics ICs for mobile handset displays including serial interface display controllers. End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products. Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers. Most of our physical assets are located outside the United States including product inventories and manufacturing equipment consigned to our wafer foundries and backend subcontractors.

First Quarter Key Financial Highlights

The following are key financial highlights of first quarter of fiscal 2009:

Net Sales of $14.1 Million: Our net sales were $14.1 million in the first quarter of fiscal 2009, up 8% from $13.1 million in the same period a year ago. During first quarter of fiscal 2009, our sales in the mobile handset market were $0.4 million lower and sales in the digital consumer electronics and personal computer market and diversified market were $0.3 million and $1.1 million, respectively higher than the same period a year ago.

Gross Margin of $4.7 Million: Our gross margin was $4.7 million (34% of our net sales) in the first quarter of fiscal 2009 as compared to gross margin of $4.1 million (31% of our net sales) in the same period a year ago.

Net Loss of $0.04  per Share – Basic and Diluted: Our net loss per share, basic and diluted, was $0.04 in the first quarter of fiscal 2009 as compared to  net loss per share, basic and diluted, of $0.05 in the same period a year ago. We were able to reduce our net loss for the first quarter of fiscal 2009 as compared to the same quarter a year ago, despite increasing research and development expenses by almost $0.4 million and receiving approximately $0.35 million less income from our investments due to reduced interest rates.

Cash Provided by Operating Activities of $0.4 Million: We generated operating cash flow of $0.4 million during the three months ended June 30, 2008 as compared to $0.6 million in the same period a year ago.

Cash* Position: We ended the first quarter of fiscal 2009 with a cash position of $52.1 million as compared to $51.6 million, as of March 31, 2008.
___________________
* Cash = Cash and cash equivalents + Short-term investments

- 19 of 49 -

Table of Content

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net loss, both in dollars and as a percentage of net sales, for the three months ended June 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended June 30,
	2008		2007
		% of		% of
		Net		Net
	Amount	Sales	Amount	Sales
Net sales	$14,099	100%	$13,123	100%
Cost of sales	9,355	66%	9,036	69%
Gross margin	4,744	34%	4,087	31%
Research and development	2,284	16%	1,837	14%
Selling, general and administrative	3,865	28%	3,917	30%
Amortization of intangible assets	34	0%	41	0%
Operating loss	(1,439)	(10%)	(1,708)	(13%)
Other income, net	294	2%	641	5%
Loss before income taxes	(1,145)	(8%)	(1,067)	(8%)
Income tax benefit	(226)	(1%)	(11)	0%
Net loss	$(919)	(7%)	$(1,056)	(8%)

Net sales

Net sales by market for three months ended June 30, 2008 and 2007 were as follows (amounts in millions):

	Three Months Ended June 30,
	2008		2007
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$8.0	57%	$8.4	64%	$(0.4)	(5%)
Digital consumer electronics and personal computers	4.1	29%	3.8	29%	0.3	8%
Diversified	2.0	14%	0.9	7%	1.1	122%
Total	$14.1	100%	$13.1	100%	$1.0	8%

Note:  We are including a new “Diversified” category for our net sales and have revised our breakdown of net sales during the first quarter of fiscal 2008 to include such category. This category includes protection devices for other markets including HBLEDs, communication and industrial equipment.

Net sales for first quarter of fiscal 2009 were $14.1 million, an increase of $1.0 million or 8% from $13.1 million of net sales in the same period a year ago. Sales from products for the mobile handset market decreased by $0.4 million or 5% in first quarter of fiscal 2009, as compared to the same period a year ago, primarily due to lower sales to our major customers and price decreases of our products. These declines were partially offset by increases in unit sales to other customers. Sales from products for the digital consumer electronics and personal computer market increased to $4.1 million in first quarter of fiscal 2009 from $3.8 million in the same period a year ago, up $0.3 million or 8%, which was primarily driven by increased sales of our low capacitance ESD products. Sales from products for the diversified market increased to $2.0 million in first quarter of fiscal 2009 from $0.9 million in the same period a year ago, up $1.1 million, which was primarily driven by increased sales of our HBLED ESD products.

- 20 of 49 -

Table of Content

Total units sold during the three months ended June 30, 2008 decreased to approximately 156 million units from approximately 162 million units during the same period a year ago.

Gross Margin

Gross margin increased by $0.7 million during the three months ended June 30, 2008, as compared to the same period a year ago due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(1.3)
Cost reductions of our products on a constant mix	1.4
Volume, mix and other factors	0.6
$0.7

The gross margin increase was primarily driven by change in our product mix and product cost reductions partially offset by price declines of our products.  Our ASP declined 8% based on a constant mix of products in the first quarter of fiscal 2009 as compared to the same period a year ago. In the future we expect our ASP for similar products, based on a constant mix of products, to decline at the rate of 12% to 15% per year. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors, migration of low capacitance ESD products to the lower cost sinker process and continued improvement in our assembly and testing processes. Units sold in mobile handset market decreased by 15% and units sold in digital consumer electronics and personal computer market and diversified market increased by 36% and 65%, respectively during the first quarter of fiscal 2009 as compared to the same period a year ago.

As a percentage of sales, gross margin increased to 34% for the three months ended June 30, 2008, compared to 31% for the same period a year ago. Our long-range gross margin target remains 38% to 40%. However, our gross margin could fail to achieve this target range or could decline.

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The increase in research and development expenses for the three months ended June 30, 2008, compared to the same period a year ago, was due to the following reasons:

Expense increase (decrease) compared to prior period (in thousands):
Outside services	$338
Salaries and benefits and other costs	298
Engineering supplies and product related costs	(189)
$447

Research and development expenses increased by $0.4 million during the three months ended June 30, 2008, as compared to the same period a year ago, primarily due to increased spending for the serial interface display controller line of products which is anticipated to continue during the remainder of fiscal 2009.

As a percentage of sales, research and development expenses increased to 16% during the three months ended June 30, 2008 from 14% during the same period a year ago. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses may continue to exceed our target range and represent more than 10% of sales.

- 21 of 49 -

Table of Content

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The change in selling, general, and administrative expenses for the three months ended June 30, 2008, compared to the same period year ago, is as follows:

Expense increase (decrease) compared to prior period (in thousands):
Employee stock-based compensation expense	$(53)
Commissions, salaries and benefits	(48)
Marketing supplies, product related costs and other expenses	49
$(52)

Selling, general and administrative expenses were $3.9 million during the three months ended June 30, 2008 and 2007. There was a slight decrease of $52,000 (or 1%) of selling, general and administrative expenses during the three months ended June 30, 2008 as compared to the same period a year ago.

As a percentage of sales, selling, general and administrative expenses decreased to 27% during the three months ended June 30, 2008 from 30% during the same period a year ago. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially.

Amortization of Intangible Assets

Amortization of intangible assets was $34,000 and $41,000 during the three months ended June 30, 2008 and 2007, respectively related to the Arques acquisition in fiscal 2007.  For additional information regarding intangible assets, see Note 6 in the notes to condensed consolidated financial statements of this Form 10-Q.

Other Income, Net

Other income, net mainly includes interest income, interest expense and other expenses.

The decrease in other income is primarily due to a decrease in interest income from $0.7 million for the three months ended June 30, 2007 to $0.3 million for the three months ended June 30, 2008. The decrease in interest income resulted from a decline in interest rates. We expect interest income, in the near future, to remain at this reduced level unless interest rates increase materially.

Income Taxes

During the three months ended June 30, 2008, we recorded an income tax benefit of $226,000 as compared with tax benefit of $11,000 for the same period a year ago. Our income tax benefit increased during the three months ended June 30, 2008 compared to the same period a year ago, primarily as a result of change in our estimates of our ability to utilize loss carryforwards, and the valuation allowance of the deferred tax assets. See Note 13 in the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

- 22 of 49 -

Table of Content

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. We have not made any material change in the accounting methodology used to establish our estimates and assumptions during the first quarter of fiscal 2009. We do not believe there is a reasonable likelihood that there will be a material change in the accounting methodology used to establish our estimates or assumptions. However, actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of notes to consolidated financial statements in our Annual Report on Form 10-K for fiscal 2008. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance such as revenue or because their application requires significant management judgment, are described in the following paragraphs.

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

- 23 of 49 -

Table of Content

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

We estimate the value of employee stock options on the date of grant using the Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. The use of the Black-Scholes model requires the use of extensive actual employee exercise behavior data and a number of complex assumptions including expected volatility, risk-free interest rate and expected dividends.

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

- 24 of 49 -

Table of Content

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

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

See Note 13 in the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

Litigation

We are, on occasion, a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of June 30, 2008, there was no accrual for litigation related matters.

- 25 of 49 -

Table of Content

Liquidity and Capital Resources

We have historically financed our operations through a combination of debt and equity financing and cash generated from operations. As highlighted in the condensed consolidated statements of cash flows, the Company’s liquidity and available capital resources are impacted by the following key components: (i) cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) financing activities.

	Three Months Ended June 30,
(In thousands)	2008	2007
Cash provided by operating activities	$369	$575
Cash provided by investing activities	9,127	8,552
Cash provided by financing activities	272	191
Net increase in cash and cash equivalents	$9,768	$9,318

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments were $52.1 million as of June 30, 2008 compared to $51.6 million as of March 31, 2008, an increase of $0.5 million mainly due to positive operating cash flow and net proceeds from the issuance of common stock under our employee stock benefit plans.

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in assets and liabilities.

During three months ended June 30, 2008, cash provided by operating activities was $0.4 million. The net loss of $0.9 million for first quarter of fiscal 2009 included non-cash items, such as employee stock-based compensation expense of $0.6 million, and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $0.5 million.

Accounts receivable decreased to $5.5 million at June 30, 2008 compared to $6.2 million at March 31, 2008, mainly as a result of faster collections and a change in our customer mix.  Receivables days of sales outstanding were 35 days and 38 days at June 30, 2008 and March 31, 2008, respectively. Net inventory was $6.8 million as of June 30, 2008, compared to $6.4 million as of March 31, 2008. Annualized inventory turns were 5.7 at June 30, 2008 as compared to 6.8 at March 31, 2008. Accounts payable and accrued liabilities totaled $8.1 million at June 30, 2008 compared to $8.3 million at March 31, 2008. Annualized days payable outstanding decreased to 47 at June 30, 2008 from 50 at March 31, 2008. Deferred margin on shipments to distributors decreased to $1.8 million as of June 30, 2008 from $1.9 million as of March 31, 2008.

Cash provided by operating activities was $0.6 million during the three months ended June 30, 2007. Net loss of $1.1 million for the three months ended June 30, 2007, included non-cash items such as employee stock-based compensation expense of $0.7 million and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $0.5 million. Accounts receivable decreased to $5.5 million at June 30, 2007 compared to $7.5 million at March 31, 2007, primarily as a result of our collection efforts and impact of lower level of sales. Receivables days of sales outstanding were 38 days and 44 days as of June 30, 2007 and March 31, 2007, respectively. Accounts payable and accrued liabilities totaled $6.0 million at June 30, 2007 compared to $7.9 million at March 31, 2007.

Investing activities

The most significant components of the Company’s investing activities in the three months ended June 30, 2008 and 2007 include: (i) purchases and sales/maturities of short-term investments, (ii) payments for acquisitions, and/or (iii) other capital expenditures.

- 26 of 49 -

Table of Content

Investing activities during the three months ended June 30, 2008 provided $9.1 million of cash, primarily reflecting net maturities of short-term investments partially offset by payment towards capital expenditures.

Investing activities during the three months ended June 30, 2007 provided $8.6 million of cash, primarily reflecting our net redemption of short-term investments partially offset by purchase of fixed assets consigned to SPEL, one of our contract manufacturers in India, and the final Arques escrow payment.

Financing activities

The most significant components of the our financing activities during the three months ended June 30, 2008 and 2007 include proceeds from employee stock benefit plans.

Net cash provided by financing activities for the three months ended June 30, 2008 and 2007 was $0.3 million and $0.2 million, respectively and was the result of net proceeds from the issuance of common stock under our employee stock benefit plans.

Contractual Obligations and Cash Requirements

The following table summarizes our contractual obligations as of June 30, 2008 (in thousands):

	Payments due by period
	Remainder of	Fiscal	Fiscal	Beyond
	Fiscal 2009	2010	2011	2011	Total
Capital lease obligations*	$132	$-	$-	$-	$132
Operating lease obligations	351	385	193	-	929
Purchase obligations	1,251	-	-	-	1,251
	$1,734	$385	$193	$-	$2,312
 ______________
* Excludes interest and maintenance payments on the capital leases aggregating to $30,000 in the reminder of fiscal 2009.

Effective April 1, 2007, we adopted the provisions of FIN 48 as described in Note 13 of notes to condensed consolidated financial statements in this Form 10-Q. As of June 30, 2008, the liability for uncertain tax positions was approximately $179,000 in addition to the interest and tax penalties of $53,000, of which none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash, cash equivalents and short-term investments of $52.1 million as of June 30, 2008 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

- 27 of 49 -

Table of Content

Recent Accounting Pronouncements

Refer to Note 3 in the notes to condensed consolidated financial statements in this Form 10-Q for a discussion of the expected impact of recently issued accounting pronouncements.

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

- 28 of 49 -

Table of Content

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2008 we held $9.4 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments nor do we own auction-rate securities.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities. Historically, the fair values of our short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital leases and the fair value as of June 30, 2008. The fair value of our capital lease is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

	Periods of Maturity
	Remainder of	Beyond		Fair Value as of
(Amounts in thousands)	Fiscal 2009	Fiscal 2009	Total	June 30, 2008
Liabilities:
Capital lease obligations	$132	$-	$132	$132
Weighted average interest rate			8%

We have little exposure to foreign currency risk as all our sales are denominated in US dollars as is most of our spending.

- 29 of 49 -

Table of Content

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

(iii)  Evaluation of Disclosure Controls and Procedures.   The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no significant changes in the Company’s internal control over financial reporting that occurred during our first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

- 30 of 49 -

Table of Content

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

 ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Form 10-K for the year ended March 31, 2008. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in five out of the last nine most recent fiscal quarters, including the first quarters of fiscal 2009, 2008 and 2007 and fourth quarters of fiscal 2008 and 2007, although we were profitable during the second and third quarters of fiscal 2008 and 2007.  We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial loss of nine cents per share during the first quarter of fiscal 2007.  This loss would have been a one cent per share profit but for the one time in-process research and development (IPR&D) charge we incurred due to our acquisition of Arques Technology, Inc.  We returned to profitability during the second and third quarters of fiscal 2007, followed by losses during fourth quarter of fiscal 2007 and first quarter of fiscal 2008. We were then profitable during the second and third quarters of fiscal 2008 followed by a loss during fourth quarter of fiscal 2008 and first quarter of fiscal 2009. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, interest rates and our continued ability to manage our operating expenses. In order to obtain and sustain profitability in the long term, we will need to continue to grow our business in our target markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently are concentrated in terms of product types (protection devices), markets (mobile handsets), and customers (certain top tier OEMs).  Our revenue could suffer materially if the demand or price for protection devices decreases, if the market for mobile handsets stops growing, or if our key customers lose market share.

- 31 of 49 -

Table of Content

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices.  For example, during the first quarter of fiscal 2009, 96% of our revenue was derived from such sales.  With the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices; although for the next several years we expect to derive most of our revenues from circuit protection devices.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could decline.

During the first quarter of fiscal 2009, 57% of our revenue was from sales to the mobile handset market, with the balance coming from digital consumer electronics and personal computers and peripherals.  In order for us to be successful, we must continue to penetrate these markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets, particularly the mobile handset market.  We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the first quarter of fiscal 2009, two customers primarily in the mobile handset market represented 37% of our net sales and in the future we expect to increase net sales to a top five OEM customer we begun selling to during the second half of fiscal 2008. There can be no assurance that these customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the first quarter of fiscal 2009, two distributors represented 23% of our net sales. If we were to lose these distributors, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

Our target markets are intensely competitive. Our ability to compete successfully in our target markets depends upon our being able to offer attractive, high quality products to our customers that are properly priced and dependably supplied. Our customer relationships do not generally involve long term binding commitments making it easier for customers to change suppliers and making us more vulnerable to competitors. Our customer relationships instead depend upon our past performance for the customer, their perception of our ability to meet their future need, including price and delivery and the timely development of new devices, the lead time to qualify a new supplier for a particular product, and interpersonal relationships and trust.  Furthermore, many of our customers are striving to limit the number of vendors they do business with, and because of our small size and limited product portfolio they could decide to stop doing business with us.

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

- 32 of 49 -

Table of Content

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets, we compete with ON Semiconductor Corporation, NXP, Semtech Corporation and STMicroelectronics, N.V. as well as other smaller companies. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our protection products sufficiently to be competitive. We have seen ceramic filters obtain significant design wins for low end applications in the mobile handset market and we focused on high end applications as a result. However, we have also begun to see the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. With respect to serial interface display controllers, our competitors include Toshiba Corporation, Samsung, Sharp Electronics Corporation, Renesas Technology, and Solomon Systech. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

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

During the first quarter of fiscal 2009, international sales accounted for 87% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

- 33 of 49 -

Table of Content

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

During the first quarter of fiscal 2009, 45% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

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

- 34 of 49 -

Table of Content

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

- 35 of 49 -

Table of Content

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $1.7 million of test and packaging equipment on consignment in India and $1.0 million of test equipment on consignment in Thailand as of June 30, 2008.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

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

- 36 of 49 -

Table of Content

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

- 37 of 49 -

Table of Content

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

- 38 of 49 -

Table of Content

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

- 39 of 49 -

Table of Content

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

- 40 of 49 -

Table of Content

We face an inherent business risk of exposure to claims in the event that our products fail to perform as warranted or expected or if we are late in delivering them. Our customers might seek to recover from us any perceived losses, both direct and indirect, which could include their lost sales or profit, a recall of their products, or defending them against third party intellectual property claims. Such claims might be for dollar amounts significantly higher than the revenues and profits we receive from the sale of our products involved as we are usually a component supplier with limited value content relative to the value of the ultimate end-product. We attempt to protect ourselves through a combination of quality controls, contractual provisions, business insurance, and self insurance. We are sometimes not able to limit our liability contractually as much as we desire and believe is reasonable and there can be no assurances that any such limits that we negotiate will be enforceable. There can be no assurance that we will obtain the insurance coverage we seek, both in terms of dollar amount insured or scope of exclusions to the coverage, or that our insurers will handle any claims on the basis we desire, or that the self insured claims will not be larger than we expect. A successful claim against us could have material adverse effects on our results of operations and financial condition. Beyond the potential direct cost, loss of confidence by major customers could cause sales of our other products to drop significantly and harm our business.

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

Implementation of the new FASB rules and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our business or stated results.

- 41 of 49 -

Table of Content

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

Our stock price may continue to be volatile, and our trading volume may continue to be relatively low and limit liquidity and market efficiency. Should significant stockholders desire to sell their shares within a short period of time, our stock price could decline.

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

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, that have often been unrelated or disproportionate to the operating performance of the companies. These fluctuations, as well as general economic and market conditions, may harm the market price of our common stock. Furthermore, our trading volume is often small, meaning that a few trades have disproportionate influence on our stock price. In addition, someone seeking to liquidate a sizable position in our stock may have difficulty doing so except over an extended period or privately at a discount. Thus, if a stockholder were to sell or attempt to sell a large number of its shares within a short period of time, this sale or attempt could cause our stock price to decline. Our stock is followed by a relatively small number of analysts and any changes in their rating of our stock could cause significant swings in its market price.

Our stockholder rights plan, together with the anti-takeover provisions of our certificate of incorporation, may delay, defer or prevent a change of control.

- 42 of 49 -

Table of Content

Our board of directors adopted a stockholder rights plan in autumn 2001 to encourage third parties interested in acquiring us to work with and obtain the support of our board of directors. The effect of the rights plan is that any person who does not obtain the support of our board of directors for its proposed acquisition of us would suffer immediate dilution upon achieving ownership of more than 15% of our stock. Under the rights plan, we have issued rights to purchase shares of our preferred stock that are redeemable by us prior to a triggering event for a nominal amount at any time and that accompany each of our outstanding common shares. These rights are triggered if a third party acquires more than 15% of our stock without board of director approval. If triggered, these rights entitle our stockholders, other than the third party causing the rights to be triggered, to purchase shares of the company’s preferred stock at what is expected to be a relatively low price. In addition, these rights may be exchanged for common stock under certain circumstances if permitted by the board of directors.

In addition, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future, including the preferred shares covered by the stockholder rights plan. The issuance of preferred stock may delay, defer or prevent a change in control. The terms of the preferred stock that might be issued could potentially make more difficult or expensive our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

Further, our stockholders must give written notice delivered to our executive offices no less than 120 days before the one year anniversary of the date our proxy statement was released to stockholders in connection with the previous year’s annual meeting to nominate a candidate for director or present a proposal to our stockholders at a meeting. These notice requirements could inhibit a takeover by delaying stockholder action.

We will incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters and public disclosure.

There have been and continue to be changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements. These often have in the past and we expect in the future will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we have invested substantial resources to comply with evolving standards and may be required to do so in the future. Any such future investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 versus our prior financial audit only fees on internal control documentation, testing, and auditing to complete our first annual review associated with filing of 10-K for the year ended March 31, 2005 to comply with section 404 of the Sarbanes-Oxley Act.  We also spent a significant but not separately determinable amount in fiscal 2008, fiscal 2007 and fiscal 2006 in internal control documentation, testing, and auditing.  In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We expect to take steps to comply with future enacted laws and regulations and accounting pronouncements in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

- 43 of 49 -

Table of Content

In the future we may make strategic acquisitions of technology, product lines, or companies and any future acquisitions and strategic alliances may harm our operating results or cause us to incur debt or assume contingent liabilities.

We may in the future acquire, or form strategic alliances relating to, other businesses, product lines or technologies. Successful acquisitions and alliances in the semiconductor industry are difficult to accomplish because they require, among other things, efficient integration and alignment of product offerings and manufacturing operations and coordination of sales and marketing and research and development efforts. We have no recent successful experience in making such acquisitions or alliances. The difficulties of integration and alignment may be increased by the necessity of coordinating geographically separated organizations, the complexity of the technologies being integrated and aligned and the necessity of integrating personnel with disparate business backgrounds and combining different corporate cultures. The integration and alignment of operations following an acquisition or alliance requires the dedication of management resources that may distract attention from the day to day business, and may disrupt key research and development, marketing or sales efforts.  In connection with future acquisitions and alliances, we may not only acquire assets which need to be expensed or amortized, but we may also incur debt or assume contingent liabilities which could harm our operating results. Without strategic acquisitions and alliances we may have difficulty meeting future customer product and service requirements.

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

             None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

- 44 of 49 -

Table of Content

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following documents are hereby incorporated by reference as Exhibits to this report:

Exhibit Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

- 45 of 49 -

Table of Content

Exhibit Number	Description	Incorporated by reference from
10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23
Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

_________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

- 46 of 49 -

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: August 7, 2008	By:	/S/ ROBERT V. DICKINSON __________________________________________
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY __________________________________________
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

- 47 of 49 -

Table of Content

Exhibit Index

Exhibit Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.2 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Exhibit 4.2 to Registration Statement on Form S-8, filed on September 2, 2003.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan	Exhibit 4.1 to our Registration Statement on Form S-8, filed on November 9, 2004.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

- 48 of 49 -

Table of Content

Exhibit Number	Description	Incorporated by reference from
10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23
Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

__________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

- 49 of 49 -