Form 10-Q
period 2008-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2008-11-10
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________

FORM 10-Q
__________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 31, 2008 was 23,258,920.
- 1 of 53 -

California Micro Devices Corporation
Form 10-Q for the Quarter Ended September 30, 2008

- 2 of 53 -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$16,343	$16,122	$30,443	$29,245
Cost of sales	11,239	10,853	20,595	19,890
Gross margin	5,104	5,269	9,848	9,355
Operating expenses:
Research and development	2,887	1,573	5,171	3,410
Selling, general and administrative	3,832	3,721	7,697	7,638
Amortization of intangible assets	22	41	55	82
Total operating expenses	6,741	5,335	12,923	11,130
Operating loss	(1,637)	(66)	(3,075)	(1,775)
Other income, net	1,193	642	1,487	1,283
Income (loss) before income taxes	(444)	576	(1,588)	(492)
Provision for income taxes	1,521	19	1,295	7
Net income (loss)	$(1,965)	$557	$(2,883)	$(499)

Net income (loss) per share–basic	$(0.08)	$0.02	$(0.12)	$(0.02)
Weighted average common shares outstanding–basic	23,392	23,202	23,379	23,191

Net income (loss) per share–diluted	$(0.08)	$0.02	$(0.12)	$(0.02)
Weighted average common shares and share equivalents outstanding–diluted	23,392	23,234	23,379	23,191

See Notes to Condensed Consolidated Financial Statements.

- 3 of 53 -

California Micro Devices Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$43,437	$32,925
Short-term investments	9,476	18,671
Accounts receivable, net	7,428	6,155
Inventories	6,939	6,434
Deferred tax assets	261	1,508
Prepaid expenses and other current assets	713	1,188
Total current assets	68,254	66,881
Property, plant and equipment, net	4,674	5,596
Goodwill	5,258	5,258
Intangible assets, net	100	267
Other long-term assets	98	83
TOTAL ASSETS	$78,384	$78,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,727	$6,120
Accrued liabilities	1,740	2,165
Deferred margin on shipments to distributors	1,827	1,904
Current maturities of capital lease obligations	132	132
Total current liabilities	12,426	10,321
Other long-term liabilities	326	350
Total liabilities	12,752	10,671
Commitments and contingencies
Stockholders' equity:
Preferred stock - 10,000,000 shares authorized; none issued
and outstanding as of September 30, 2008 and March 31, 2008	-	-
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; 23,408,920 shares issued and
23,311,975 shares outstanding as of September 30, 2008 and
23,302,274 shares issued and outstanding as of March 31, 2008	119,233	117,806
Accumulated other comprehensive income	19	48
Accumulated deficit	(53,323)	(50,440)
Total	65,929	67,414
Treasury stock, at cost; 96,945 shares as of September 30, 2008
and none as of March 31, 2008	(297)	-
Total stockholders' equity	65,632	67,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$78,384	$78,085

See Notes to Condensed Consolidated Financial Statements.

- 4 of 53 -

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,883)	$(499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,265	930
Accretion of investment purchase discounts	(32)	(730)
Amortization of intangible assets	55	82
Stock-based compensation	1,156	1,192
Tax benefit from stock-based payment arrangement	-	(6)
(Gain) loss on sale of fixed assets and intangible assets	(960)	4
Changes in assets and liabilities:
Accounts receivable, net	(1,273)	(1,337)
Inventories	(505)	662
Deferred tax assets	1,247	(68)
Accounts payable and other current liabilities	2,118	988
Deferred margin on shipments to distributors	(77)	567
Other assets and liabilities	450	(29)
Net cash provided by operating activities	561	1,756

Cash flows from investing activities:
Purchases of short-term investments	(17,421)	(69,950)
Sales and maturities of short-term investments	26,619	70,400
Proceeds from sale of fixed assets and intangible assets	1,146	3
Payment related to acquisition	-	(1,031)
Capital expenditures	(367)	(1,266)
Net cash provided by (used in) investing activities	9,977	(1,844)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	271	199
Repurchase of outstanding common stock	(297)	-
Tax benefit from stock-based payment arrangement	-	6
Net cash provided by (used in) financing activities	(26)	205

Net increase in cash and cash equivalents	10,512	117
Cash and cash equivalents at beginning of period	32,925	1,908
Cash and cash equivalents at end of period	$43,437	$2,025

See Notes to Condensed Consolidated Financial Statements.

- 5 of 53 -

California Micro Devices Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of September 30, 2008, and the results of operations for the three and six month periods ended September 30, 2008 and 2007, and cash flows for the six month periods ended September 30, 2008 and 2007.  Results for the three or six month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2009.  Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current 2009 presentation.

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

- 6 of 53 -

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	September 30,	March 31,
	2008	2008
Cash	$1,257	$602
Money market funds	42,180	32,323
Total cash and cash equivalents	$43,437	$32,925

Short-term investments represent investments in U.S Treasury bills, U.S. Agency notes, Asset-backed securities and Commercial papers with remaining maturities less than 360 days. We invest our excess cash in high quality financial instruments. We have classified our marketable securities as available for sale securities. Our available for sale securities are carried at fair value, with unrealized gains and losses reported in a separate component of stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in interest income. Interest on securities classified as available for sale is also included in interest and other income, net. The cost of securities sold is based on the specific identification method.

Short-term investments were as follows (in thousands):

	September 30,	March 31,
	2008	2008
U.S. Treasury bills	$7,473	$-
U.S. Agency notes	2,003	12,061
Asset-backed securities	-	5,124
Commercial papers	-	1,486
Total short-term investments	$9,476	$18,671

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

- 7 of 53 -

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

Determination of Fair Value

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, market prices received from industry standard pricing data providers or alternative pricing sources with reasonable levels of price transparency. Money market funds and U.S. Treasury bills are classified as Level 1 because these securities are valued based on unadjusted quoted market prices in active markets for identical securities. U.S. Agency notes are classified as Level 2 because markets for these securities are less active or valuations for such securities utilize significant inputs which are directly or indirectly observable.

The table below presents the balances of assets measured at fair value on a recurring basis (in thousands):

	As of September 30, 2008
Assets	Total	Level 1	Level 2	Level 3
Money market funds	$42,180	$42,180	$-	$-
Available for sale securities:
U.S. Treasury bills	7,473	7,473	-	-
U.S. Agency notes	2,003	-	2,003	-
	$51,656	$49,653	$2,003	$-

- 8 of 53 -

6. Goodwill and Other Intangible Assets

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") goodwill is tested for impairment on annual basis, or earlier if indicators of impairment exist.  We perform our annual test for impairment of goodwill during our fourth fiscal quarter.

Intangible Assets

The components of intangible assets, net were as follows (in thousands):

	September 30,	March 31,
	2008	2008
Developed and core technology:
Gross carrying amount	$260	$520
Less accumulated amortization	(160)	(255)
Net carrying amount	$100	$265

Distributor relationships:
Gross carrying amount	$-	$70
Less accumulated amortization	-	(68)
Net carrying amount	$-	$2

Intangible assets, net	$100	$267

Developed and core technology and distributor relationships were amortized on a straight-line basis over their estimated useful lives of four years and two years, respectively. The amortization expense for intangible assets was $22,000 and $55,000 for the three and six months ended September 30, 2008, respectively as compared to $41,000 and $82,000 for the three and six months ended September 30, 2007, respectively. Based on intangible assets recorded at September 30, 2008, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $32,000, $65,000 and $3,000 in remainder of fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

During the second quarter of fiscal 2009, we sold the intangible assets related to our line of LED Drivers. As a result, the carrying amount of developed and core technology was reduced. Gain on the sale of the intangible assets has been recorded in other income in the statement of operations.

During three and six months ended September 30, 2008 and 2007, we did not record any impairment charges. In assessing the recoverability of intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record impairment charges for these assets.

- 9 of 53 -

7.  Balance Sheet Components

Balance sheet components were as follows (in thousands):

	September 30,	March 31,
	2008	2008
Accounts receivable, net:
Accounts receivable	$7,528	$6,265
Less allowance for doubtful accounts	(5)	(19)
Less sales allowances and return reserves	(95)	(91)
	$7,428	$6,155

Inventories:
Raw materials	$113	$-
Work in process	2,480	1,819
Finished goods	4,346	4,615
	$6,939	$6,434

Property, plant and equipment:
Machinery and equipment	$11,291	$11,370
Computer equipment and related software	4,602	4,518
Construction in progress	378	405
	16,271	16,293
Less: accumulated depreciation and amortization	(11,597)	(10,697)
	$4,674	$5,596

Accrued liabilities:
Accrued salaries and benefits	$1,302	$1,183
Other accrued liabilities	438	982
	$1,740	$2,165

8. Capital Lease Obligations

Capital lease obligations consisted of the following (in thousands):

	September 30,	March 31,
	2008	2008
Capital lease obligations	$132	$132
Less current maturities	(132)	(132)
Long-term obligation	$-	$-

- 10 of 53 -

In October 2006, we entered into three year software lease agreements with two vendors for which the capitalized amounts were $362,000 and $34,000, respectively. The imputed interest rate for each of these leases is approximately 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. Interest expense on these leases during the three and six months ended September 30, 2008 and 2007 was immaterial.

Future maturities of capital lease obligations at September 30, 2008 are as follows (in thousands):

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

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in computer equipment and related software and was as follows (in thousands):

	September 30,	March 31,
	2008	2008
Capitalized cost	$396	$396
Accumulated amortization	(253)	(187)
Net book value	$143	$209

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

- 11 of 53 -

Stock Options

Stock option activity for the six months ended September 30, 2008, is as follows:

	Stockholder		Non-Stockholder
	Approved Plans		Approved Plan		All Plans
							Weighted
							Average
		Weighted		Weighted		Weighted	Remaining
		Average		Average		Average	Contractual	Aggregate
	Shares (in	Exercise	Shares (in	Exercise	Shares (in	Exercise	Term	Intrinsic
	thousands)	Price	thousands)	Price	thousands)	Price	(in years)	Value
Balance at March 31, 2008	4,229	$5.48	717	$6.43	4,946	$5.61
Granted	997	3.13	-	-	997	3.13
Exercised	-	-	-	-	-	-
Canceled / Forfeited / Expired	(270)	4.63	(157)	8.91	(427)	6.20
Balance at September 30, 2008	4,956	$5.05	560	$5.74	5,516	$5.12	7.27	$8,670

Exercisable at September 30, 2008					2,928	$6.24	5.78	$8,670

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.99 as of September 30, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised and sold their options as of that date.

There were no exercises of stock options during the three and six months ended September 30, 2008. The net cash proceeds from the exercise of stock options were $14,000 during the three and six months ended September 30, 2007.

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at September 30, 2008:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$2.75	-	$4.00	2,325	9.09	$3.41	400	$3.54
4.01	-	6.00	1,493	6.81	4.95	1,055	5.17
6.01	-	8.00	1,399	5.47	6.72	1,174	6.70
8.01	-	10.00	147	3.42	8.27	147	8.27
10.01	-	22.50	152	4.36	15.21	152	15.21
$2.75	-	$22.50	5,516	7.27	$5.12	2,928	$6.24

- 12 of 53 -

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. We issued 106,646 shares under the ESPP during the six months ended September 30, 2008 as compared to 49,007 shares issued under the ESPP during the six months ended September 30, 2007.  Net cash proceeds from the ESPP were $272,000 for the six months ended September 30, 2008 as compared to cash proceeds of $185,000 for the six months ended September 30, 2007. There were no shares issued under the ESPP during the three months ended September 30, 2008 and 2007.

Shares Available for Future Issuance under Employee Benefit Plans

As of September 30, 2008, 1,240,000 shares were available for future issuance, which included 410,000 shares of common stock available for issuance under our ESPP, 9,000 under our UK Sub-Plan and 821,000 under our 2004 Omnibus Incentive Compensation Plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three and six months ended September 30, 2008 and 2007 resulting from employee stock options and ESPP included in our condensed consolidated statements of operations in accordance with FAS 123(R) (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of sales	$121	$85	$201	$179
Research and development	165	128	317	297
Selling, general and administrative	306	300	638	685
Stock-based compensation expense before income taxes	592	513	1,156	1,161
Tax benefit	-	-	-	6
Stock-based compensation expense, net of tax	$592	$513	$1,156	$1,155

The effect of recording employee stock-based compensation expense for the three and six months ended September 30, 2008 and 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Impact on income (loss) before income taxes	$(592)	$(513)	$(1,156)	$(1,161)
Impact on net income (loss)	(592)	(513)	(1,156)	(1,155)
Impact on basic and diluted net income (loss) per share	$(0.03)	$(0.02)	$(0.05)	$(0.05)

No income tax benefit was realized from ESPP purchases during the three and six months ended September 30, 2008, as compared to income tax benefit of $0 and $6,000 from ESPP purchases during the three and six months ended September 30, 2007, respectively.

- 13 of 53 -

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Employee Stock Options:
Expected life in years	4.39	4.11	4.35	4.11
Volatility	63%	64%	63%	64%
Risk-free interest rate	2.94%	4.36%	2.91%	4.38%
Dividend Yield	0%	0%	0%	0%

ESPP:
Expected life in years	0.50	0.50	0.50	0.50
Volatility	59%	38%	59%	38%
Risk-free interest rate	1.74%	4.99%	1.74%	4.99%
Dividend Yield	0%	0%	0%	0%

We currently estimate our forfeiture rate to be 19%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover. The weighted average fair value of employee stock options granted during the three and six months ended September 30, 2008 was $1.55 as compared to the weighted average fair value of $1.82 and $1.87 of employee stock options granted during the three and six months ended September 30, 2007, respectively.

As of September 30, 2008, we had $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 3 years.

10. Stock Issuances

During the three and six months ended September 30, 2008 and 2007, we issued the following shares of common stock under our employee stock option plan and ESPP (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Shares issued	-	5	107	54
Total proceeds	$-	$14	$272	$199

11. Stock Repurchase Program; Treasury Shares

In the second quarter of fiscal 2009, the company announced that its board of directors had authorized a program to repurchase up to 1 million shares of its outstanding common stock, the exact amount and timing of which will be subject to market conditions, legal requirements and management's judgment as well as other factors. The repurchase transactions may take place in the open market or via private negotiations. The repurchase program may be modified, extended or terminated by the board of directors at any time. In the second quarter of fiscal 2009, we repurchased 96,945 shares under this program for $297,000.

- 14 of 53 -

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,965)	$557	$(2,883)	$(499)
Weighted average common shares outstanding used in
the calculation of net income (loss) per share:
Basic Shares	23,392	23,202	23,379	23,191
Effect of dilutive securities:
Employee stock options	-	32	-	-
Dilutive shares	23,392	23,234	23,379	23,191
Net income (loss) per share:
Basic	$(0.08)	$0.02	$(0.12)	$(0.02)
Diluted	$(0.08)	$0.02	$(0.12)	$(0.02)

Basic income (loss) per share was computed using the net income (loss) and weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the additional shares issuable upon the assumed exercise of stock options.

Due to our net loss for the three and six months ended September 30, 2008, all of our stock options outstanding to purchase 5,516,000 of the company’s common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

During the three and six months ended September 30, 2007, options to purchase 4,418,000 and 5,017,000 shares of company’s common stock, respectively, were excluded in the computation of diluted earnings per share because the effect was anti-dilutive.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gain or loss on our available for sale securities. Comprehensive income (loss) for the three and six months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,965)	$557	$(2,883)	$(499)
Unrealized gain (loss) on available for sale securities	9	24	(29)	4
Comprehensive income (loss)	$(1,956)	$581	$(2,912)	$(495)

- 15 of 53 -

14. Income Taxes

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

As a result of the implementation of FIN 48 on April 1, 2008, we recognized a $149,000 increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as a cumulative effect of a change in accounting principle that resulted in an increase to accumulated deficit.

The amount of unrecognized tax benefits as of April 1, 2008 was $218,000 including interest. For the six months ended September 30, 2008, we recorded an additional $21,000 of unrecognized tax benefits.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was $49,000. The amount of interest and penalties as of April 1, 2008 was $51,000. The additional amount of interest and penalties for the six months ended September 30, 2008 was $11,000.

We had previously estimated that it was more likely than not that approximately $1.2 million of the net deferred tax assets as of March 31, 2008 would be realized in the following year. As of September 30, 2008, a full valuation allowance of approximately $26.2 million was recorded against the deferred tax assets due to the uncertainties surrounding our ability to generate sufficient taxable income in future periods to realize the tax benefits of our loss carry forwards.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of September 30, 2008, the federal returns for the years ended March 31, 2005 through the current period and certain state returns for the years ended March 31, 2004 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

- 16 of 53 -

15. Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. Our net sales from customers and distributors, individually representing more than 10% of total net sales during the three and six months ended September 30, 2008 and 2007 were as follows;

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Original Equipment Manufacturers:
Customer A	21%	28%	21%	27%
Customer B	26%	19%	21%	18%

Distributors:
Distributor A	10%	13%	12%	12%
Distributor B	*	11%	*	13%

_____________
* Distributor accounted for less than 10% of total net sales during the period.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
United States	$2.0	13%	$1.1	7%	$3.9	13%	$1.8	6%
China	6.4	39%	4.3	27%	10.0	33%	7.6	26%
Korea	3.9	24%	5.9	36%	7.4	24%	10.7	37%
Taiwan	2.5	15%	2.9	18%	5.4	18%	5.6	19%
Singapore	0.7	4%	1.3	8%	1.9	6%	2.4	8%
Others	0.8	5%	0.6	4%	1.8	6%	1.1	4%
Total net sales	$16.3	100%	$16.1	100%	$30.4	100%	$29.2	100%

Property, plant and equipment by geographic location is summarized as follows (in millions):

	Net Book Value as of,
	September 30, 2008	March 31, 2008
United States	$1.9	$2.0
India	1.5	1.9
Thailand	0.9	1.2
Others	0.4	0.5
Total	$4.7	$5.6

- 17 of 53 -

16. Contingencies

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

Guarantees

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects, product recalls or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at September 30, 2008 and March 31, 2008.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

- 18 of 53 -

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products, based on a constant mix of products, will decline at the rate of 12% to 15% per year; (2) our having a target gross margin of 38% to 40%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our plan to examine goodwill at least annually; (6) our having a long term target for research and development expenses of 9% to 10% of sales and anticipated increase in serial interface display controller expenses during the remainder of fiscal 2009; (7) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially; (8) our belief that due to the short duration and investment grade credit ratings of our investment portfolio, there is no material exposure to interest rate risk in our investment portfolio and (9) our expectation of future interest income to continue to be at a reduced level or even decline unless interest rates increase materially in the near future. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

- 19 of 53 -

Executive Overview

We design and sell application specific protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets as well as application specific protection devices in diversified markets such as high brightness light emitting diodes (HBLED), embedded computing and telecom. These protection devices provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection. The display electronic devices include serial interface display controllers and interface convertors. End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products. Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers. We have one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our wafer foundries and backend subcontractors.

Second Quarter Key Financial Highlights

The following are key financial highlights of second quarter of fiscal 2009:

Net Sales: Our net sales were $16.3 million in the second quarter of fiscal 2009, up 1% from $16.1 million in the same period a year ago.

Gross Margin: Our gross margin was $5.1 million (31% of our net sales) in the second quarter of fiscal 2009 as compared to gross margin of $5.3 million (33% of our net sales) in the same period a year ago.

Net Loss Per Share: Our net loss per share, basic and diluted, was $0.08 in the second quarter of fiscal 2009 as compared to  net income  per share, basic and diluted, of $0.02 in the same period a year ago.

Cash Provided by Operating Activities: We generated operating cash flow of $0.6 million during the six months ended September 30, 2008 as compared to $1.8 million in the same period a year ago.

Cash* Position: We ended the second quarter of fiscal 2009 with a cash position of $52.9 million as compared to $51.6 million, as of March 31, 2008.
___________________
* Cash = Cash and cash equivalents + Short-term investments

- 20 of 53 -

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net income (loss), both in dollars and as a percentage of net sales, for the three and six months ended September 30, 2008 and 2007 (amounts in thousands):

	Three Months Ended				Six Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Net		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$16,343	100%	$16,122	100%	$30,443	100%	$29,245	100%
Cost of sales	11,239	69%	10,853	67%	20,595	68%	19,890	68%
Gross margin	5,104	31%	5,269	33%	9,848	32%	9,355	32%
Research and development	2,887	18%	1,573	10%	5,171	17%	3,410	12%
Selling, general and administrative	3,832	23%	3,721	23%	7,697	25%	7,638	26%
Amortization of intangible assets	22	0%	41	0%	55	0%	82	0%
Operating loss	(1,637)	(10%)	(66)	(0%)	(3,075)	(10%)	(1,775)	(6%)
Other income, net	1,193	7%	642	4%	1,487	5%	1,283	4%
Income (loss) before income taxes	(444)	(3%)	576	4%	(1,588)	(5%)	(492)	(2%)
Provision (benefit) for income taxes	1,521	9%	19	0%	1,295	4%	7	0%
Net income (loss)	$(1,965)	(12%)	$557	4%	$(2,883)	(9%)	$(499)	(2%)

Net sales

Net sales by market for the three months ended September 30, 2008 and 2007 were as follows (amounts in millions):

	Three Months Ended September 30,
	2008		2007
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$10.6	65%	$10.5	65%	$0.1	1%
Digital consumer electronics and personal computers	3.7	23%	4.3	27%	(0.6)	(14%)
Diversified	2.0	12%	1.3	8%	0.7	54%
Total	$16.3	100%	$16.1	100%	$0.2	1%

Net sales for second quarter of fiscal 2009 were $16.3 million, an increase of $0.2 million or 1% from $16.1 million of net sales in the same period a year ago. Sales from products for the mobile handset market increased by $0.1 million or 1% in second quarter of fiscal 2009 as compared to the same period a year ago. Sales from products for the digital consumer electronics and personal computer market decreased to $3.7 million in second quarter of fiscal 2009 from $4.3 million in the same period a year ago, down $0.6 million or 14%, which was primarily driven by price decreases. Sales from products for the diversified market increased to $2.0 million in second quarter of fiscal 2009 from $1.3 million in the same period a year ago, up $0.7 million, which was primarily driven by increased units sold of our HBLED ESD products.

- 21 of 53 -

Net sales by market for the six months ended September 30, 2008 and 2007 were as follows (amounts in millions):

	Six Months Ended September 30,
	2008		2007
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$18.6	61%	$18.9	65%	$(0.3)	(2%)
Digital consumer electronics and personal computers	7.8	26%	8.0	27%	(0.2)	(3%)
Diversified	4.0	13%	2.3	8%	1.7	74%
Total	$30.4	100%	$29.2	100%	$1.2	4%

Net sales for six months ended September 30, 2008 were $30.4 million, an increase of $1.2 million or 4% from $29.2 million of net sales in the same period a year ago. Sales from products for the mobile handset market decreased by $0.3 million or 2% during six months ended September 30, 2008, as compared to the same period a year ago. Sales from products for the digital consumer electronics and personal computer market decreased to $7.8 million during six months ended September 30, 2008 from $8.0 million in the same period a year ago, down $0.2 million or 3%. Sales from products for the diversified market increased to $4.0 million during six months ended September 30, 2008 from $2.3 million in the same period a year ago, up $1.7 million, which was primarily driven by increased sales of our HBLED ESD products.

Gross Margin

Gross margin decreased by $0.2 million during the three months ended September 30, 2008, as compared to the same period a year ago due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(1.8)
Cost reductions of our products on a constant mix	1.2
Volume, mix and other factors	0.4
$(0.2)

The gross margin decrease was primarily driven by price declines of our products partially offset by product cost reductions and change in our product mix. Our ASP declined 10% based on a constant mix of products in the second quarter of fiscal 2009 as compared to the same period a year ago. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors.

As a percentage of sales, gross margin decreased to 31% for the three months ended September 30, 2008, compared to 33% for the same period a year ago.

- 22 of 53 -

Gross margin increased by $0.5 million during the six months ended September 30, 2008, as compared to the same period a year ago due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(3.0)
Cost reductions of our products on a constant mix	2.5
Volume, mix and other factors	1.0
$0.5

The gross margin increase was primarily driven by cost reductions and change in product mix partially offset by price declines. Our ASP declined 9% based on a constant mix of products in the six months ended September 30, 2008 as compared to the same period a year ago. In the future we expect our ASP for similar products, based on a constant mix of products, to decline at the rate of 12% to 15% per year. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors.

As a percentage of sales, gross margin was 32% for the six months ended September 30, 2008 and 2007. Our long-range gross margin target remains 38% to 40%. However, our gross margin could fail to achieve this target range or could decline.

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The increase in research and development expenses for the three and six months ended September 30, 2008, compared to the same periods a year ago, was due to the following reasons:

	Three Months Ended	Six Months Ended
Expense increase compared to prior period (in thousands):	September 30, 2008	September 30, 2008
Outside services	$404	$742
Salaries and benefits and other costs	373	671
Engineering supplies and product related costs	537	348
	$1,314	$1,761

Research and development expenses increased by $1.3 million and $1.8 million, respectively during the three and six months ended September 30, 2008, as compared to the same periods a year ago, primarily due to increased spending for the serial interface display controller line of products which is anticipated to continue during the remainder of fiscal 2009.

As a percentage of sales, research and development expenses increased to 18% and 17%, respectively during the three and six months ended September 30, 2008 from 10% and 12%, respectively during the same periods a year ago. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses may continue to exceed our target range and represent more than 10% of sales especially during the balance of fiscal 2009 due to development activities for our serial interface display controller line of products.

- 23 of 53 -

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The increase in selling, general, and administrative expenses for the three and six months ended September 30, 2008, compared to the same periods a year ago, is as follows:

	Three Months Ended	Six Months Ended
Expense increase (decrease) compared to prior period (in thousands):	September 30, 2008	September 30, 2008
Salaries and benefits	$195	$130
Sales commissions	(112)	(95)
Other expenses	28	24
	$111	$59

Selling, general and administrative expenses increased by $111,000 and $59,000 during the three and six months ended September 30, 2008, respectively as compared to the same periods a year ago primarily due to the increase in employees salaries and benefits partially offset by reduction in sales commissions.

As a percentage of sales, selling, general and administrative expenses were 23% during the three months ended September 30, 2008 and 2007. Selling, general and administrative expenses decreased to 25% as a percentage of sales during the six months ended September 30, 2008 as compared to 26% during the same period a year ago. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially.

Amortization of Intangible Assets

Amortization of intangible assets was $22,000 and $55,000, respectively during the three and six months ended September 30, 2008 as compared to $41,000 and $82,000 respectively during the same periods a year ago. The intangible assets were related to the Arques acquisition in fiscal 2007. The decrease was primarily due to the sale of intangible assets, related to our line of LED Drivers, during the second quarter of fiscal 2009. For additional information regarding intangible assets, see Note 6 in the notes to condensed consolidated financial statements of this Form 10-Q.

Other Income, Net

Other income, net mainly includes gain on sale of intangibles and fixed assets, interest income, interest expense and other expenses.

The increase in other income is primarily due to a $1.0 million gain on sale of LED Driver intellectual property and related fixed assets partially offset by a $0.4 million and $0.8 million reduction in interest income during three and six months ended September 30, 2008, respectively. The decrease in interest income resulted from an expected decline in interest rates. We expect interest income, in the near future, to remain at this reduced level or even decline unless interest rates increase materially.

Income Taxes

During the three and six months ended September 30, 2008, our income tax provision was $1.5 million and 1.3 million, respectively, as compared to $19,000 and $7,000, respectively, during the same periods a year ago. Our income tax provision increased during the three and six months ended September 30, 2008 compared to the same periods a year ago, primarily as a result of the decrease in our estimates to utilize loss carryforwards and the resulting increase in the valuation allowance of the deferred tax assets. See Note 14 in the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.
- 24 of 53 -

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. We have not made any material change in the accounting methodology used to establish our estimates and assumptions during the second quarter of fiscal 2009. We do not believe there is a reasonable likelihood that there will be a material change in the accounting methodology used to establish our estimates or assumptions. However, actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of notes to consolidated financial statements in our Annual Report on Form 10-K for fiscal 2008. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance such as revenue or because their application requires significant management judgment, are described in the following paragraphs.

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

- 25 of 53 -

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

Our last annual impairment analysis of goodwill, which was performed during the fourth quarter of fiscal 2008, indicated that the estimated fair value exceeded its corresponding carrying amount. Our entity is deemed as a single reporting unit for our impairment analysis. We computed fair value of our company to be equal to the market capitalization and compared it to the carrying value of the net assets of the company including goodwill and other intangible assets. The market capitalization is based on the quoted closing market price of our stock as traded on NASDAQ as of the date of our impairment analysis. As such, we determined that no impairment exists. The process for evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. Should actual results differ from our estimates, revisions to the recorded amount of goodwill could be required. We cannot predict the occurrence of future events that might lead to impairment nor the impact such events might have on these reported asset values. We examine goodwill for impairment on an annual basis during our fourth fiscal quarter. In addition, we also examine goodwill for impairment on a quarterly basis if an event has occurred or circumstances have changed during the quarter that would more likely than not reduce the fair value of a reporting unit below its carrying value.

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

- 26 of 53 -

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

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

See Note 14 in the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

Litigation

We are, on occasion, a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of September 30, 2008, there was no accrual for litigation related matters.

- 27 of 53 -

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

	Six Months Ended September 30,
(In thousands)	2008	2007
Cash provided by operating activities	$561	$1,756
Cash provided by (used in) investing activities	9,977	(1,844)
Cash provided by (used in) financing activities	(26)	205
Net increase in cash and cash equivalents	$10,512	$117

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments were $52.9 million as of September 30, 2008 compared to $51.6 million as of March 31, 2008, an increase of $1.3 million primarily due to proceeds from the sale of LED Driver assets including patents, related fixed assets and inventory, positive operating cash flow and proceeds from the issuance of common stock under our employee stock benefit plans partially offset by repurchase of company’s outstanding common stock under the stock repurchase program.

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in assets and liabilities.

During six months ended September 30, 2008, cash provided by operating activities was $0.6 million. The net loss of $2.9 million during the six months ended September 30, 2008 included non-cash items, such as employee stock-based compensation expense of $1.2 million, and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $1.0 million. Accounts receivable increased to $7.4 million at September 30, 2008 compared to $6.2 million at March 31, 2008, mainly as a result of change in our customer mix.  Receivables days of sales outstanding were 42 days and 38 days at September 30, 2008 and March 31, 2008, respectively. Net inventory was $6.9 million as of September 30, 2008, compared to $6.4 million as of March 31, 2008. Annualized inventory turns were 6.2 at September 30, 2008 as compared to 6.8 at March 31, 2008. Accounts payable and accrued liabilities totaled $10.5 million at September 30, 2008 compared to $8.3 million at March 31, 2008. Annualized days payable outstanding increased to 57 at September 30, 2008 from 50 at March 31, 2008. Deferred margin on shipments to distributors decreased to $1.8 million as of September 30, 2008 from $1.9 million as of March 31, 2008.

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

- 28 of 53 -

Investing activities

Investing activities during the six months ended September 30, 2008 provided $10.0 million of cash, primarily due to net maturities of short-term investments and $1.15 million of proceeds from the sale of LED Driver intellectual property and related fixed assets partially offset by payment towards capital expenditures.

Investing activities during the six months ended September 30, 2007 used $1.8 million of cash, primarily reflecting our payment towards the purchase of manufacturing capital equipment and the final Arques escrow payment.

Financing activities

Net cash used in financing activities for the six months ended September 30, 2008 was $26,000 and was the result of repurchase of $0.3 million of company’s outstanding common stock under the stock repurchase program partially offset by proceeds from the issuance of common stock under ESPP.

Net cash provided by financing activities for the six months ended September 30, 2007 was $0.2 million and was primarily the result of proceeds from the issuance of common stock under ESPP.

Contractual Obligations and Cash Requirements

The following table summarizes our contractual obligations as of September 30, 2008 (in thousands):

	Payments due by period
	Remainder of	Fiscal	Fiscal	Beyond
	Fiscal 2009	2010	2011	2011	Total
Capital lease obligations*	$132	$-	$-	$-	$132
Operating lease obligations	269	385	193	-	847
Purchase obligations	1,164	-	-	-	1,164
	$1,565	$385	$193	$-	$2,143
 ______________
* Excludes interest and maintenance payments on the capital leases aggregating to $30,000 in the reminder of fiscal 2009.

Effective April 1, 2007, we adopted the provisions of FIN 48 as described in Note 13 of notes to condensed consolidated financial statements in this Form 10-Q. As of September 30, 2008, the liability for uncertain tax positions was approximately $188,000 in addition to the interest and tax penalties of $62,000, of which none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash, cash equivalents and short-term investments of $52.9 million as of September 30, 2008 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

- 29 of 53 -

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

- 30 of 53 -

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2008 we held $9.5 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments nor do we own auction rate securities.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities. Historically, the fair values of our short-term investments are estimated based on quoted market prices.

The table below presents principal amounts and related weighted average interest rates by year of maturity for our capital leases and the fair value as of September 30, 2008. The fair value of our capital lease is based on the estimated market rate of interest for similar instruments with the same remaining maturities.

	Periods of Maturity
	Remainder of	Beyond		Fair Value as of
(Amounts in thousands)	Fiscal 2009	Fiscal 2009	Total	September 30, 2008
Liabilities:
Capital lease obligations	$132	$-	$132	$132
Weighted average interest rate			8%

We have little exposure to foreign currency risk as all our sales are denominated in US dollars as is most of our spending.

- 31 of 53 -

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

(iii)  Evaluation of Disclosure Controls and Procedures.   The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, and have determined that they were effective at the reasonable assurance level taking into account the totality of the circumstances, including the limitations described above.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no significant changes in the Company’s internal control over financial reporting that occurred during our second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

- 32 of 53 -

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

 ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Form 10-Q for the quarter ended June 30, 2008. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in six out of the last ten most recent fiscal quarters, including the first quarters of fiscal 2009, 2008 and 2007 and fourth quarters of fiscal 2008 and 2007 and second quarter of fiscal 2009, although we were profitable during the second and third quarters of fiscal 2008 and 2007.  We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial loss of nine cents per share during the first quarter of fiscal 2007.  This loss would have been a one cent per share profit but for the one time in-process research and development (IPR&D) charge we incurred due to our acquisition of Arques Technology, Inc.  We returned to profitability during the second and third quarters of fiscal 2007, followed by losses during fourth quarter of fiscal 2007 and first quarter of fiscal 2008. We were then profitable during the second and third quarters of fiscal 2008 followed by a loss during fourth quarter of fiscal 2008 and first and second quarters of fiscal 2009. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, interest rates and our continued ability to manage our operating expenses. In order to obtain and sustain profitability in the long term, we will need to continue to grow our business in our target markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently are concentrated in terms of product types (protection devices), markets (mobile handsets), and customers (certain top tier OEMs).  Our revenue could suffer materially if the demand or price for protection devices decreases, if the market for mobile handsets stops growing, or if our key customers lose market share.

- 33 of 53 -

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices.  For example, during the second quarter of fiscal 2009, 86% of our revenue was derived from such sales.  With the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices; although for the next several years we expect to derive most of our revenues from circuit protection devices.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could decline.

During the second quarter of fiscal 2009, 65% of our revenue was from sales to the mobile handset market, with the balance coming from digital consumer electronics and personal computers and peripherals and diversified market.  In order for us to be successful, we must continue to penetrate these markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets, particularly the mobile handset market.  We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the second quarter of fiscal 2009, two customers primarily in the mobile handset market represented 47% of our net sales and in the future we expect to increase net sales to a top five OEM customer we begun selling to during the second half of fiscal 2008. There can be no assurance that these customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the second quarter of fiscal 2009, one distributor represented 10% of our net sales. If we were to lose the distributor, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

- 34 of 53 -

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

During the second quarter of fiscal 2009, international sales accounted for 87% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

- 35 of 53 -

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

During the second quarter of fiscal 2009, 36% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

- 36 of 53 -

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

- 37 of 53 -

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $1.5 million of test and packaging equipment on consignment in India and $0.9 million of test equipment on consignment in Thailand as of September 30, 2008.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

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

- 38 of 53 -

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

- 39 of 53 -

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and a portion of our engineering group is located.   For that reason, in part, we have opened a design center in India focused on VLSI products and in Phoenix focused on protection devices.  We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employment, or the employment of our India design center in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.  We also recruited a new Vice President of Sales during the fourth quarter of fiscal 2008 and whether he is well-suited for the position and performs well will be critical to our success as well.

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

- 40 of 53 -

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

- 41 of 53 -

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

- 42 of 53 -

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

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones.  For example, starting with the first quarter of fiscal 2007, we implemented Financial Accounting Standards Board (“FASB”) financial accounting standard 123(R) for the accounting for share based payments which caused us to recognize an expense associated with our employee equity awards that decreased our earnings.  There may be other future changes in FASB rules or in laws, interpretations or regulations that would affect our financial results or the way in which we present them.  Additionally, changes in the laws or regulations could have adverse effects on our business that would affect our ability to compete, both nationally and internationally.

- 43 of 53 -

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

- 44 of 53 -

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

We may incur increased costs as a result of future changes in laws and regulations relating to corporate governance matters and public disclosure.

There have been and continue to be changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements. These often have in the past and may in the future result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we have invested substantial resources to comply with evolving standards and may be required to do so in the future. Any such future investment may result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities. For example, we spent approximately an incremental $800,000 versus our prior financial audit only fees on internal control documentation, testing, and auditing to complete our first annual review associated with filing of 10-K for the year ended March 31, 2005 to comply with section 404 of the Sarbanes-Oxley Act.  We also spent a significant but not separately determinable amount in fiscal 2008, fiscal 2007 and fiscal 2006 in internal control documentation, testing, and auditing.  In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers. We expect to take steps to comply with future enacted laws and regulations and accounting pronouncements in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

- 45 of 53 -

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

- 46 of 53 -

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
08/21/08 - 08/31/08	-	-	-	1,000,000
09/01/08 - 09/30/08	96,945	$3.07	96,945	903,055
	96,945	$3.07	96,945	903,055

(1)
Our current share repurchase program, under which we repurchased these 96,945 shares during the three months ended September 30, 2008, has been in place since August 21, 2008, when it was adopted by our board of directors and was publicly announced. These 96,945 shares were purchased in open market transactions.  This repurchase program has no expiration date, other than, unless extended, when an aggregate of 1,000,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the second fiscal quarter ended September30, 2008 nor have we  decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on August 21, 2008. Of the 23,408,920 shares of common stock outstanding as of the record date of June 30, 2008, a total of 21,203,259 shares were voted in person or by proxy, representing 90.58% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. At the meeting the following matters were acted upon.

Matter Acted Upon:

A. Election of Directors.

	Votes	Votes
	For	Withheld
Robert V. Dickinson	18,601,009	2,602,250
Wade F. Meyercord	18,208,564	2,994,695
Dr. Edward C. Ross	18,209,395	2,993,864
Dr. David W. Sear	18,622,642	2,580,617
Dr. John L. Sprague	18,166,819	3,036,440
David L. Wittrock	18,630,398	2,572,861

- 47 of 53 -

B. To ratify the selection of the firm Grant Thornton LLP as the independent auditors for the fiscal year ending March 31, 2009.

For	20,994,360
Against	126,203
Abstain	82,696
Broker non-vote	-

C. To amend the 2004 Omnibus Incentive Compensation Plan to increase the total number of shares reserved thereunder by 950,000 shares.

For	8,752,069
Against	4,630,452
Abstain	1,151,235
Broker non-vote	6,669,503

D. To amend the 1995 Employee Stock Purchase Plan to increase the total number of shares reserved thereunder by 200,000 shares.

For	10,841,434
Against	2,616,364
Abstain	1,075,958
Broker non-vote	6,669,503

There were no other matters submitted to a vote of security holders during the period for which this report is filed.

ITEM 5. Other Information

None.

- 48 of 53 -

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

- 49 of 53 -

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

- 50 of 53 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: November 10, 2008	By:	/S/ ROBERT V. DICKINSON __________________________________________
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY __________________________________________
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

- 51 of 53 -

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

- 52 of 53 -

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

53 of 53