Form 10-Q
period 2008-12-31
CALIFORNIA MICRO DEVICES CORP
filed 2009-02-09
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________

FORM 10-Q
__________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2008
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of January 30, 2009 was 23,553,019.

- 1 of 50 -

California Micro Devices Corporation
Form 10-Q for the Quarter Ended December 31, 2008

- 2 of 50 -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$9,659	$14,955	$40,101	$44,201
Cost of sales	7,184	10,105	27,779	29,995
Gross margin	2,475	4,850	12,322	14,206
Operating expenses:
Research and development	2,668	1,670	7,838	5,080
Selling, general and administrative	3,509	3,533	11,205	11,170
Goodwill Impairment	5,258	-	5,258	-
Amortization/Impairment of intangible assets	71	41	127	124
Total operating expenses	11,506	5,244	24,428	16,374
Operating loss	(9,031)	(394)	(12,106)	(2,168)
Other income, net	130	628	1,617	1,911
Income (loss) before income taxes	(8,901)	234	(10,489)	(257)
Provision for income taxes	10	4	1,305	12
Net income (loss)	$(8,911)	$230	$(11,794)	$(269)

Net income (loss) per share–basic	$(0.38)	$0.01	$(0.51)	$(0.01)
Weighted average common shares outstanding–basic	23,260	23,252	23,339	23,212

Net income (loss) per share–diluted	$(0.38)	$0.01	$(0.51)	$(0.01)
Weighted average common shares and share equivalents outstanding–diluted	23,260	23,283	23,339	23,212

See Notes to Condensed Consolidated Financial Statements.

- 3 of 50 -

California Micro Devices Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$33,945	$32,925
Short-term investments	14,502	18,671
Accounts receivable, net	3,245	6,155
Inventories	7,889	6,434
Deferred tax assets	261	1,508
Prepaid expenses and other current assets	687	1,188
Total current assets	60,529	66,881
Property, plant and equipment, net	4,059	5,596
Goodwill	-	5,258
Intangible assets, net	29	267
Other long-term assets	93	83
TOTAL ASSETS	$64,710	$78,085

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,674	$6,120
Accrued liabilities	1,505	2,165
Deferred margin on shipments to distributors	1,430	1,904
Current maturities of capital lease obligations	-	132
Total current liabilities	7,609	10,321
Other long-term liabilities	313	350
Total liabilities	7,922	10,671
Commitments and contingencies
Stockholders' equity:
Preferred stock - 10,000,000 shares authorized; none issued
and outstanding as of December 31, 2008 and March 31, 2008	-	-
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; 23,553,019 shares issued and
23,097,994 shares outstanding as of December 31, 2008 and
23,302,274 shares issued and outstanding as of March 31, 2008	119,965	117,806
Accumulated other comprehensive income	15	48
Accumulated deficit	(62,234)	(50,440)
Total	57,746	67,414
Treasury stock, at cost; 455,025 shares as of December 31, 2008
and none as of March 31, 2008	(958)	-
Total stockholders' equity	56,788	67,414
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,710	$78,085

See Notes to Condensed Consolidated Financial Statements.

- 4 of 50 -

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(11,794)	$(269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,848	1,497
Accretion of investment purchase discounts	(72)	(1,036)
Amortization of intangible assets	72	124
Goodwill impairment	5,258	-
Impairment of intangible assets	55	-
Stock-based compensation	1,627	1,746
Tax benefit from stock-based payment arrangement	-	(22)
(Gain) loss on sale of fixed assets and intangible assets	(960)	-
Changes in assets and liabilities:
Accounts receivable, net	2,910	1,619
Inventories	(1,455)	(1,804)
Deferred tax assets	1,247	(68)
Accounts payable and other current liabilities	(2,169)	1,715
Deferred margin on shipments to distributors	(475)	637
Other assets and liabilities	546	(375)
Net cash provided by (used in) operating activities	(3,362)	3,764

Cash flows from investing activities:
Purchases of short-term investments	(22,411)	(104,154)
Sales and maturities of short-term investments	26,619	104,577
Proceeds from sale of fixed assets and intangible assets	1,146	-
Payment related to acquisition	-	(1,031)
Capital expenditures	(414)	(1,906)
Net cash provided by (used in) investing activities	4,940	(2,514)

Cash flows from financing activities:
Proceeds from employee stock compensation plans	532	458
Repayments of capital lease obligations	(132)	(132)
Repurchase of outstanding common stock	(958)	-
Tax benefit from stock-based payment arrangement	-	22
Net cash provided by (used in) financing activities	(558)	348

Net increase in cash and cash equivalents	1,020	1,598
Cash and cash equivalents at beginning of period	32,925	1,908
Cash and cash equivalents at end of period	$33,945	$3,506

See Notes to Condensed Consolidated Financial Statements.

- 5 of 50 -

California Micro Devices Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2008. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of December 31, 2008, and the results of operations for the three and nine month periods ended December 31, 2008 and 2007, and cash flows for the nine month periods ended December 31, 2008 and 2007.  Results for the three or nine month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2009.  Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current 2009 presentation.

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

- 6 of 50 -

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	December 31,	March 31,
	2008	2008
Cash	$684	$602
Money market funds	33,261	32,323
Total cash and cash equivalents	$33,945	$32,925

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

Short-term investments were as follows (in thousands):

	December 31,	March 31,
	2008	2008
U.S. Treasury bills	$12,500	$-
U.S. Agency notes	2,002	12,061
Asset-backed securities	-	5,124
Commercial papers	-	1,486
Total short-term investments	$14,502	$18,671

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

- 7 of 50 -

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

The table below presents the balances of assets measured at fair value on a recurring basis (in thousands):

	As of December 31, 2008
Assets	Total	Level 1	Level 2	Level 3
Money market funds	$33,261	$33,261	$-	$-
Available for sale securities:
U.S. Treasury bills	12,500	12,500	-	-
U.S. Agency notes	2,002	-	2,002	-
	$47,763	$45,761	$2,002	$-

- 8 of 50 -

6. Goodwill and Other Intangible Assets

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") goodwill is tested for impairment on annual basis, or earlier if events or circumstances indicate the carrying value may not be recoverable. We usually perform our annual test for impairment of goodwill during our fourth fiscal quarter. During the quarter ended December 31, 2008, the Company saw indicators of potential impairment of goodwill, including the current economic environment, our operating results, and the sustained decline in our market valuation, which caused the Company to perform an interim goodwill impairment analysis. The analysis indicated that the estimated fair value is less than the corresponding carrying amount and the full amount of goodwill is no longer recoverable. Our entity is deemed as a single reporting unit for our impairment analysis. The fair value was estimated using present value of estimated future cash flows which was consistent with a market-based approach.  As such, we determined that goodwill of $5.3 million is fully impaired.

Intangible Assets

The components of intangible assets, net were as follows (in thousands):

	December 31,	March 31,
	2008	2008
Developed and core technology:
Gross carrying amount	$260	$520
Less accumulated amortization	(231)	(255)
Net carrying amount	$29	$265

Distributor relationships:
Gross carrying amount	$-	$70
Less accumulated amortization	-	(68)
Net carrying amount	$-	$2

Intangible assets, net	$29	$267

Developed and core technology and distributor relationships were amortized on a straight-line basis over their estimated useful lives of four years and two years, respectively. The amortization expense for intangible assets was $16,000 and $72,000 for the three and nine months ended December 31, 2008, respectively as compared to $41,000 and $124,000 for the three and nine months ended December 31, 2007, respectively.

During third quarter of fiscal 2009, we have performed an annual review of our intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. We have assessed the recoverability of intangible assets by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against their respective carrying amounts.  The review indicated that the estimated fair value is less than its corresponding carrying amount. Therefore, we recognized $55,000 impairment charges during the three months ended December 31, 2008.  It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record additional impairment charges for these assets.

Based on intangible assets recorded at December 31, 2008, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is approximately $6,000, $23,000 in remainder of fiscal 2009 and fiscal 2010, respectively.

- 9 of 50 -

7. Balance Sheet Components

Balance sheet components were as follows (in thousands):

	December 31,	March 31,
	2008	2008
Accounts receivable, net:
Accounts receivable	$3,342	$6,265
Less allowance for doubtful accounts	(5)	(19)
Less sales allowances and return reserves	(92)	(91)
	$3,245	$6,155

Inventories:
Work in process	$3,128	$1,819
Finished goods	4,761	4,615
	$7,889	$6,434

Property, plant and equipment:
Machinery and equipment	$11,387	$11,370
Computer equipment and related software	4,708	4,518
Construction in progress	144	405
	16,239	16,293
Less: accumulated depreciation and amortization	(12,180)	(10,697)
	$4,059	$5,596

Accrued liabilities:
Accrued salaries and benefits	$951	$1,183
Other accrued liabilities	554	982
	$1,505	$2,165

- 10 of 50 -

8. Capital Lease Obligations

In October 2006, we entered into three year software lease agreements with two vendors for which the capitalized amounts were $362,000 and $34,000, respectively. The imputed interest rate for each of these leases is approximately 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. Interest expense on these leases during the three and nine months ended December 31, 2008 and 2007 was immaterial. There were no capital lease obligations as of December 31, 2008.

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in computer equipment and related software and was as follows (in thousands):

	December 31,	March 31,
	2008	2008
Capitalized cost	$396	$396
Accumulated amortization	(286)	(187)
Net book value	$110	$209

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

Stock Options

Stock option activity for the nine months ended December 31, 2008, is as follows:

	Stockholder		Non-Stockholder
	Approved Plans		Approved Plan		All Plans
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2008	4,229	$5.48	717	$6.43	4,946	$5.61
Granted	1,086	3.02	-	-	1,086	3.02
Exercised	-	-	-	-	-	-
Canceled/Forfeited/Expired	(355)	4.94	(191)	8.71	(546)	6.26
Balance at December 31, 2008	4,960	$4.98	526	$5.60	5,486	$5.04	7.02	$4,640

Exercisable at December 31, 2008					3,031	$6.11	5.57	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $1.86 as of December 31, 2008, which would have been received by the option holders had all option holders with in-the-money options exercised and sold their options as of that date.

- 11 of 50 -

There were no exercises of stock options during the three and nine months ended December 31, 2008. Net cash proceeds from the exercise of stock options were $9,000 and $22,000 during the three and nine months ended December 31, 2007, respectively.

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at December 31, 2008:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$1.78	-	$4.00	2,400	8.87	$3.35	492	$3.56
4.01	-	6.00	1,458	6.47	4.96	1,080	5.14
6.01	-	8.00	1,337	5.03	6.69	1,168	6.67
8.01	-	10.00	147	3.17	8.27	147	8.27
10.01	-	22.50	144	4.04	15.29	144	15.29
$2.75	-	$22.50	5,486	7.02	$5.04	3,031	$6.11

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. We issued 144,000 and 251,000 shares under the ESPP during the three and nine months ended December 31, 2008, respectively as compared to 77,000 and 126,000 shares issued under the ESPP during the three and nine months ended December 31, 2007, respectively. Net cash proceeds from the ESPP were $261,000 and $533,000 for the three and nine months ended December 31, 2008, respectively as compared to cash proceeds of $251,000 and $436,000 for the three and nine months ended December 31, 2007, respectively.

Shares Available for Future Issuance under Employee Benefit Plans

As of December 31, 2008, 1,092,000 shares were available for future issuance, which included 266,000 shares of common stock available for issuance under our ESPP, 9,000 under our UK Sub-Plan and 817,000 under our 2004 Omnibus Incentive Compensation Plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three and nine months ended December 31, 2008 and 2007 resulting from employee stock options and ESPP included in our condensed consolidated statements of operations in accordance with FAS 123(R) (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of sales	$66	$83	$267	$262
Research and development	120	144	437	441
Selling, general and administrative	285	359	923	1,043
Stock-based compensation expense before income taxes	471	586	1,627	1,746
Tax benefit	-	16	-	22
Stock-based compensation expense, net of tax	$471	$570	$1,627	$1,724

- 12 of 50 -

The effect of recording employee stock-based compensation expense for the three and nine months ended December 31, 2008 and 2007 was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Impact on income (loss) before income taxes	$(471)	$(586)	$(1,627)	$(1,746)
Impact on net income (loss)	(471)	(570)	(1,627)	(1,724)
Impact on basic and diluted net income (loss) per share	$(0.02)	$(0.03)	$(0.07)	$(0.07)

No income tax benefit was realized from ESPP purchases during the three and nine months ended December 31, 2008, as compared to income tax benefit of $16,000 and $22,000 from ESPP purchases during the three and nine months ended December 31, 2007, respectively.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Employee Stock Options:
Expected life in years	4.39	4.11	4.36	4.11
Volatility	63%	64%	63%	64%
Risk-free interest rate	1.70%	3.49%	2.82%	4.28%
Dividend Yield	0%	0%	0%	0%

ESPP:
Expected life in years	0.50	0.50	0.50	0.50
Volatility	47%	59%	53%	48%
Risk-free interest rate	0.91%	3.64%	1.33%	4.32%
Dividend Yield	0%	0%	0%	0%

We currently estimate our forfeiture rate to be 19%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover. The weighted average fair value of employee stock options granted during the three and nine months ended December 31, 2008 was $0.90 and $1.50, respectively as compared to the weighted average fair value of $1.93 and $1.87 of employee stock options granted during the three and nine months ended December 31, 2007, respectively.

As of December 31, 2008, we had $1.5 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 2 years.

10. Stock Issuances

During the three and nine months ended December 31, 2008 and 2007, we issued the following shares of common stock under our employee stock option plan and ESPP (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Shares issued	144	77	251	126
Total proceeds	$261	$251	$533	$436

- 13 of 50 -

11. Stock Repurchase Program; Treasury Shares

In the second quarter of fiscal 2009, the company announced that its board of directors had authorized a program to repurchase up to 1 million shares of its outstanding common stock, the exact amount and timing of which will be subject to market conditions, legal requirements and management's judgment as well as other factors. The repurchase transactions may take place in the open market or via private negotiations. The repurchase program may be modified, extended or terminated by the board of directors at any time. During the three and nine months ended December 31, 2008, we repurchased 358,000 and 455,000 shares under this program for $661,000 and $958,000 respectively.

12. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(8,911)	$230	$(11,794)	$(269)
Weighted average common shares outstanding used in
the calculation of net income (loss) per share:
Basic Shares	23,260	23,252	23,339	23,212
Effect of dilutive securities:
Employee stock options	-	31	-	-
Dilutive shares	23,260	23,283	23,339	23,212
Net income (loss) per share:
Basic	$(0.38)	$0.01	$(0.51)	$(0.01)
Diluted	$(0.38)	$0.01	$(0.51)	$(0.01)

Basic income (loss) per share was computed using the net income (loss) and weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the additional shares issuable upon the assumed exercise of stock options.

Due to our net loss for the three and nine months ended December 31, 2008, all of our stock options outstanding to purchase 5,486,000 of the company’s common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

During the three and nine months ended December 31, 2007, options to purchase 4,827,000 shares of company’s common stock were excluded in the computation of diluted earnings per share because the effect was anti-dilutive.

13. Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gain or loss on our available for sale securities. Comprehensive income (loss) for the three and nine months ended December 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$(8,911)	$230	$(11,794)	$(269)
Unrealized gain (loss) on available for sale securities	(4)	(3)	(33)	1
Comprehensive income (loss)	$(8,915)	$227	$(11,827)	$(268)

- 14 of 50 -

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

The amount of unrecognized tax benefits as of April 1, 2008 was $218,000, including interest. For the nine months ended December 31, 2008, we recorded an additional $44,000 of unrecognized tax benefits, including interest.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the amount of any accrued interest or penalties associated with any unrecognized tax positions was $49,000. The amount of interest and penalties as of April 1, 2008 was $51,000. The additional amount of interest and penalties for the nine months ended December 31, 2008 was $16,000.

We estimated that it is more likely than not that approximately $0.0 million and $1.2 million of the deferred tax assets as of December 31, 2008 and March 31, 2008, respectively, will be realized in the following year. As of December 31, 2008, a valuation allowance of approximately $27.6 million was recorded against the deferred tax assets. The valuation allowance is increased by approximately $4.6 million during the nine months ended December 31, 2008 primarily due to revisions in estimates of our ability to realize deferred tax assets.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of December 31, 2008, the federal returns for the years ended March 31, 2006 through the current period and certain state returns for the years ended March 31, 2004 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

- 15 of 50 -

15. Concentration and Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. Our net sales from customers and distributors, individually representing more than 10% of total net sales during the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Original Equipment Manufacturers:
Customer A	17%	22%	20%	25%
Customer B	26%	17%	22%	18%

Distributors:
Distributor A	*	15%	11%	13%
Distributor B	10%	12%	*	12%
* Distributor accounted for less than 10% of total net sales during the period.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2008		2007		2008		2007
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
United States	$1.0	10%	$1.7	11%	$4.8	12%	$3.5	8%
China	4.1	42%	4.5	30%	14.2	36%	12.0	27%
Korea	2.0	21%	4.2	28%	9.4	24%	15.0	34%
Taiwan	1.5	16%	2.9	19%	6.9	17%	8.6	19%
Singapore	0.4	4%	1.0	7%	2.2	6%	3.3	8%
Others	0.7	7%	0.7	5%	2.5	6%	1.8	4%
Total net sales	$9.7	100%	$15.0	100%	$40.0	100%	$44.2	100%

All Property and equipment including equipment on consignment are stated at cost and depreciated over their estimated useful lives using the straight-line method. For equipment on consignment, the Company also requires an agreement with the consignee. A detailed list of the consigned equipment, if any, must be included with the agreement. As of December, 31, 2008, we have 1.3 million of test and packaging equipment on consignment in India and $0.6 million of test equipment on consignment in Thailand. Property, plant and equipment by geographic location are summarized as follows (in millions):

	Net Book Value as of,
	December 31, 2008	March 31, 2008
United States	$1.7	$2.0
India	1.3	1.9
Thailand	0.6	1.2
Others	0.5	0.5
Total	$4.1	$5.6

- 16 of 50 -

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

Indemnification Obligations

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects, product recalls or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at December 31, 2008 and March 31, 2008.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

- 17 of 50 -

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products, based on a constant mix of products, will decline at the rate of 12% to 15% per year; (2) our having a target gross margin of 38% to 40%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our having a long term target for research and development expenses of 9% to 10% of sales but such expenses representing more than 20% of sales especially during the balance of fiscal 2009 driven by continuing development efforts for our serial interface display controller line of products and declines in sales;  (6) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially; (7) our belief that due to the short duration and investment grade credit ratings of our investment portfolio, there is no material exposure to interest rate risk in our investment portfolio and (9) our expectation of future interest income to continue to be at a reduced level or even decline unless interest rates increase materially in the near future. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

- 18 of 50 -

Executive Overview

We design and sell application specific protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets as well as application specific protection devices in diversified markets such as high brightness light emitting diodes (HBLED), communication and industrial. These protection devices provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection. The display electronic devices include serial interface display controllers. End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products. Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers. We have one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our wafer foundries and backend subcontractors.

Third Quarter Key Financial Highlights

The following are key financial highlights of third quarter of fiscal 2009:

Net Sales: Our net sales were $9.7 million in the third quarter of fiscal 2009, down 35% from $15.0 million in the same period a year ago.

Gross Margin: Our gross margin was $2.5 million (26% of our net sales) in the third quarter of fiscal 2009 as compared to gross margin of $4.9 million (32% of our net sales) in the same period a year ago.

Net Income or Loss per Share: Our net loss per share, basic and diluted, was $0.38 in the third quarter of fiscal 2009 as compared to net income per share, basic and diluted, of $0.01 in the same period a year ago.

Cash Provided by or Used in Operating Activities: We used $3.4 million of cash in operating activities during the nine months ended December 31, 2008 as compared to $3.8 million of cash generated by operating activities in the same period a year ago.

Cash* Position: We ended the third quarter of fiscal 2009 with a cash position of $48.4 million as compared to $51.6 million, as of March 31, 2008.
___________________
* Cash = Cash and cash equivalents + Short-term investments

- 19 of 50 -

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net loss, both in dollars and as a percentage of net sales, for the three and nine months ended December 31, 2008 and 2007 (amounts in thousands):

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
	2008		2007		2008		2007
		% of		% of		% of		% of
		Net		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$9,659	100%	$14,955	100%	$40,101	100%	$44,201	100%
Cost of sales	7,184	74%	10,105	68%	27,779	69%	29,995	68%
Gross margin	2,475	26%	4,850	32%	12,322	31%	14,206	32%
Research and development	2,668	28%	1,670	11%	7,838	20%	5,080	11%
Selling, general and administrative	3,509	36%	3,533	24%	11,205	28%	11,170	25%
Goodwill impairment	5,258	54%	-	0%	5,258	13%	-	0%
Amortization of intangible assets	71	1%	41	0%	127	0%	124	0%
Operating loss	(9,031)	(93%)	(394)	(3%)	(12,106)	(30%)	(2,168)	(5%)
Other income, net	130	1%	628	4%	1,617	4%	1,911	4%
Income (loss) before income taxes	(8,901)	(92%)	234	2%	(10,489)	(26%)	(257)	(1%)
Provision (benefit) for income taxes	10	0%	4	0%	1,305	3%	12	0%
Net income (loss)	$(8,911)	(92%)	$230	2%	$(11,794)	(29%)	$(269)	(1%)

Net sales

Net sales by market for the three months ended December 31, 2008 and 2007 were as follows (amounts in millions):

	Three Months Ended December 31,
	2008		2007
		As % of		As % of
		Total		Total
	Amount	Sales	Amount	Sales	$ Change	% Change
Mobile handset	$6.2	64%	$9.0	60%	$(2.8)	(31%)
Digital consumer electronics and personal computers	2.4	25%	4.4	29%	(2.0)	(45%)
Diversified	1.1	11%	1.6	11%	(0.5)	(31%)
Total	$9.7	100%	$15.0	100%	$(5.3)	(35%)

Net sales for third quarter of fiscal 2009 were $9.7 million, a decrease of $5.3 million or 35% from $15.0 million of net sales in the same period a year ago. Lower sales were experienced across all product lines largely as a result of the weak global economy. Sales from products for the mobile handset market decreased by $2.8 million or 31% in third quarter of fiscal 2009 as compared to the same period a year ago. Sales from products for the digital consumer electronics and personal computer market decreased to $2.4 million in the third quarter of fiscal 2009 from $4.4 million in the same period a year ago, down $2.0 million or 45%. The decreases in sales for above product lines were driven by lower shipments and price declines. Sales from products for the diversified market decreased to $1.1 million in the third quarter of fiscal 2009 from $1.6 million in the same period a year ago, down $0.5 million or 31%, which was primarily driven by inventory adjustment at a major customer.

- 20 of 50 -

Net sales by market for the nine months ended December 31, 2008 and 2007 were as follows (amounts in millions):

	Nine Months Ended December 31,
	2008		2007
		As % of		As % of
		Total		Total
	Amount	Sales	Amount	Sales	$ Change	% Change
Mobile handset	$24.8	62%	$27.9	63%	$(3.1)	(11%)
Digital consumer electronics and personal computers	10.2	25%	12.4	28%	(2.2)	(18%)
Diversified	5.1	13%	3.9	9%	1.2	31%
Total	$40.1	100%	$44.2	100%	$(4.1)	(9%)

Net sales for nine months ended December 31, 2008 were $40.1 million, a decrease of $4.1 million or 9% from $44.2 million of net sales in the same period a year ago. Sales from products for the mobile handset market decreased by $3.1 million or 11% during nine months ended December 31, 2008, as compared to the same period a year ago. Sales from products for the digital consumer electronics and personal computer market decreased to $10.2 million during nine months ended December 31, 2008 from $12.4 million in the same period a year ago, down $2.2 million or 18%. Sales from products for the diversified market increased to $5.1 million during nine months ended December 31, 2008 from $3.9 million in the same period a year ago, up $1.2 million primarily benefited from increasing sales of our HBLED ESD products.

Gross Margin

Gross margin decreased by $2.4 million during the three months ended December 31, 2008, as compared to the same period a year ago due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(1.5)
Cost reductions of our products on a constant mix	0.6
Volume, mix and other factors	(1.5)
$(2.4)

The gross margin decrease was primarily driven by lower shipments, price declines of our products and a $238,000 inventory write off, partially offset by product cost reductions. Our ASP declined 13% based on a constant mix of products in the third quarter of fiscal 2009 as compared to the same period a year ago. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors.

As a percentage of sales, gross margin decreased to 26% for the three months ended December 31, 2008, compared to 32% for the same period a year ago.

- 21 of 50 -

Gross margin decreased by $1.9 million during the nine months ended December 31, 2008, as compared to the same period a year ago due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(4.6)
Cost reductions of our products on a constant mix	3.2
Volume, mix and other factors	(0.5)
$(1.9)

The gross margin decrease was primarily driven by price declines of our products and lower shipments partially offset by cost reductions and change in our product mix. Our ASP declined 11% based on a constant mix of products in the nine months ended December 31, 2008 as compared to the same period a year ago. In the future we expect our ASP for similar products, based on a constant mix of products, to decline at the rate of 12% to 15% per year. The cost reductions of our products were primarily due to outsourcing with lower cost subcontractors.

As a percentage of sales, gross margin decreased to 31% for the nine months ended December 31, 2008, compared to 32% for the same period a year ago. Our long-range gross margin target remains 38% to 40%. However, our gross margin could fail to achieve this target range or could decline.

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The increase in research and development expenses for the three and nine months ended December 31, 2008, compared to the same periods a year ago, was due to the following reasons:

	Three Months Ended	Nine Months Ended
Expense increase compared to prior period (in thousands):	December 31, 2008	December 31, 2008
Outside services	$160	$901
Salaries and benefits and other costs	28	201
Engineering supplies and product related costs	810	1,656
	$998	$2,758

Research and development expenses increased by $1.0 million and $2.8 million, respectively during the three and nine months ended December 31, 2008, as compared to the same periods a year ago, primarily due to increased spending for the serial interface display controller line of products which is anticipated to continue during the remainder of fiscal 2009.

As a percentage of sales, research and development expenses increased to 28% and 20%, respectively during the three and nine months ended December 31, 2008 from 11% during the same periods a year ago. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses will continue to exceed our target range and represent more than 20% of sales especially during the balance of fiscal 2009 driven by continuing development efforts for our serial interface display controller line of products and declines in sales.

- 22 of 50 -

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs, sales commissions, marketing expenses, legal, accounting, other professional fees and information technology expenses. The increase in selling, general, and administrative expenses for the three and nine months ended December 31, 2008, compared to the same periods a year ago, is as follows:

	Three Months Ended	Nine Months Ended
Expense increase (decrease) compared to prior period (in thousands):	December 31, 2008	December 31, 2008
Salaries and benefits	$71	$203
Sales Commissions	(110)	(205)
Other expenses	15	37
	$(24)	$35

Selling, general and administrative expenses decreased by $24,000 and increased by $35,000 during the three and nine months ended December 31, 2008, respectively, as compared to the same periods a year ago primarily driven by reduction in sales commission partially offset by increase in employee salaries and benefits.

As a percentage of sales, selling, general and administrative expenses were 36% and 28% during the three and nine months ended December 31, 2008 as compared to 24% and 25% during the same periods a year ago. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially.

Goodwill Impairment

Goodwill impairment was $5.3 million during the three months ended December 31, 2008.  As a result of current economic environment, our operating results, and the sustained decline in our market valuation, we performed an interim goodwill analysis during the third quarter ended December 31, 2008.  The analysis indicated that the estimated fair value is less than the corresponding carrying amount and the full amount of goodwill is no longer recoverable.  Our entity is deemed as a single reporting unit for our impairment analysis. The fair value was estimated using present value of estimated future cash flows which was consistent with a market-based approach. For additional information regarding goodwill, see Note 6 in the notes to condensed financial statement of the Form 10-Q.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $16,000 and $72,000, respectively during the three and nine months ended December 31, 2008 as compared to $41,000 and $124,000 respectively during the same periods a year ago. The intangible assets were related to the Arques acquisition in fiscal 2007. The decrease in amortization expense was primarily due to the sale of intangible assets, related to our line of LED Drivers in the second quarter of fiscal 2009. An impairment charge of $55,000 was recorded during the third quarter of fiscal 2009. For additional information regarding intangible assets, see Note 6 in the notes to condensed consolidated financial statements of this Form 10-Q.

Other Income, Net

Other income, net, mainly includes interest income, interest expense, gain/loss on sale of intangibles and fixed assets and other expenses.

The decrease in other income is primarily driven by decline in interest rates this year in part due to our moving the bulk of our short-term investments into treasury bills.  Interest income decreased by $0.6 million and $1.3 million during the three and nine months ended December 31, 2008, respectively as compared to the same periods a year ago.  We expect interest income, in the near future, to remain at this reduced level or even decline unless interest rates increase materially or we change the instruments in which we invest.

- 23 of 50 -

Income Taxes

During the three and nine months ended December 31, 2008, income tax provision was $10,000 and 1.3 million, respectively, as compared to $5,000 and $12,000, respectively, during the same periods a year ago. Our income tax provision increased during the three and nine months ended December 31, 2008 compared to the same periods a year ago, primarily as a result of the decrease in our estimates to utilize loss carryforwards, and the resulting increase in the valuation allowance of the deferred tax assets. See Note 14 in the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

- 24 of 50 -

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. We have not made any material change in the accounting methodology used to establish our estimates and assumptions during the third quarter of fiscal 2009. We do not believe there is a reasonable likelihood that there will be a material change in the accounting methodology used to establish our estimates or assumptions. However, actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of notes to consolidated financial statements in our Annual Report on Form 10-K for fiscal 2008. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance such as revenue or because their application requires significant management judgment, are described in the following paragraphs.

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

Revenue from sales of our standard products to distributors whose terms provide for price concessions or for product return rights is recognized when the distributor sells the product to an end customer. For our custom products and end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor, because our contractual arrangements provide for no right of return or price concessions for those products. When we sell products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”. We receive periodic reports from our distributors of their inventory of our products and when we test our inventory in order to determine the extent, if any, to which we have excess or obsolete inventory, we also test the inventory held by our distributors.

We typically have written agreements with our distributors which provide that (1) if we lower our distributor list price, our distributors may request for a limited time period a credit for the differential of eligible product in the distributor's inventory and (2) periodically, our distributors have the right to return eligible product to us, provided that the amount returned must be limited to a certain agreed percentage of the value of our shipments to them during such period. Product over a certain age may not be returned and there is a restocking charge if the distributor has not placed a recent commensurate replacement stocking order.

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

- 25 of 50 -

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

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using present value of estimated future cash flows which was consistent with a market-based approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because the Company has one reporting unit under SFAS No. 142, it utilizes the entity-wide approach to assess goodwill for impairment. Due to the current economic environment, our operating results, and the sustained decline in our market valuation, we have performed an interim goodwill impairment analysis during the third quarter of fiscal 2009 pursuant to the steps and requirements under SFAS No. 142. The analysis indicated that the estimated fair value of the reporting unit is less than the corresponding carrying amount and the goodwill is no longer recoverable. Therefore, we determined that goodwill is fully impaired.

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

- 26 of 50 -

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

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

Litigation

We are, on occasion, a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of December 31, 2008, there was no accrual for litigation related matters.

- 27 of 50 -

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

	Nine Months Ended December 31,
(In thousands)	2008	2007
Cash provided by (used in) operating activities	$(3,362)	$3,764
Cash provided by (used in) investing activities	4,940	(2,514)
Cash provided by (used in) financing activities	(558)	348
Net increase in cash and cash equivalents	$1,020	$1,598

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments were $48.4 million as of December 31, 2008 compared to $51.6 million as of March 31, 2008, a decrease of $3.2 million primarily due to cash used in operating activities and repurchase of company’s outstanding common stock under the stock repurchase program partially offset by proceeds from the sale of LED Driver assets including patents, related fixed assets and inventory and proceeds from the issuance of common stock under our employee stock benefit plans.

Operating activities

Cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in assets and liabilities.

During nine months ended December 31, 2008, cash used in operating activities was $3.4 million. The net loss of $11.8 million during the nine months ended December 31, 2008 included non-cash items, such as employee stock-based compensation expense of $1.6 million, goodwill impairment loss of $5.3 million and depreciation of fixed assets and amortization of intangible assets aggregating to $1.9 million. Accounts receivable decreased to $3.2 million at December 31, 2008 compared to $6.2 million at March 31, 2008, mainly attributable to lower shipments. Receivables days of sales outstanding were 31 days and 38 days at December 31, 2008 and March 31, 2008, respectively. Net inventory was $7.9 million as of December 31, 2008, compared to $6.4 million as of March 31, 2008 also mainly attributable to lower shipments. Annualized inventory turns decreased to 5.2 at December 31, 2008 as compared to 6.8 at March 31, 2008 resulted from lower sales of our products. Accounts payable and accrued liabilities totaled $6.2 million at December 31, 2008 compared to $8.3 million at March 31, 2008. Annualized days payable outstanding decreased to 42 at December 31, 2008 from 50 at March 31, 2008. Deferred margin on shipments to distributors decreased to $0.5 million as of December 31, 2008 from $1.9 million as of March 31, 2008.

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

- 28 of 50 -

Investing activities

Investing activities during the nine months ended December 31, 2008 provided $4.9 million of cash, primarily due to net maturities of short-term investments and $1.2 million of proceeds from the sale of LED Driver intellectual property and related fixed assets partially offset by payment towards capital expenditures.

Investing activities during the nine months ended December 31, 2007 used $2.5 million of cash, mainly due to our payment towards the purchase of manufacturing capital equipment and the final Arques escrow payment.

Financing activities

Net cash used in financing activities for the nine months ended December 31, 2008 was $0.6 million, primarily as a result of repurchase of $1.0 million of company’s outstanding common stock under the stock repurchase program partially offset by proceeds from the issuance of common stock under the ESPP.

Net cash provided by financing activities for the nine months ended December 31, 2007 was $0.3 million and was the result of net proceeds from the issuance of common stock under our employee stock benefit plans partially offset by the repayment of capital lease obligations.

Contractual Obligations and Cash Requirements

The following table summarizes our contractual obligations as of December 31, 2008 (in thousands):

	Payments due by period
	Remainder of	Fiscal	Fiscal	Beyond
	Fiscal 2009	2010	2011	2011	Total
Operating lease obligations	175	385	194	-	754
Purchase obligations	200	-	-	-	200
	$375	$385	$194	$-	$954

Effective April 1, 2007, we adopted the provisions of FIN 48 as described in Note 14 of notes to condensed consolidated financial statements in this Form 10-Q. As of December 31, 2008, the liability for uncertain tax positions was approximately $195,000 in addition to the interest and tax penalties of $67,000, of which none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash, cash equivalents and short-term investments of $48.4 million as of December 31, 2008 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

- 29 of 50 -

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2008 we held $14.5 million of investments in short term, liquid debt securities. Due to the short duration and investment grade credit ratings of these instruments, we do not believe that there is a material exposure to interest rate risk in our investment portfolio. We do not own derivative financial instruments nor do we own auction rate securities.

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

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures.

(i) Disclosure Controls and Procedures.   We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(ii)  Limitations on the Effectiveness of Disclosure Controls. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met, taking into account the totality of the circumstances. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(iii)  Evaluation of Disclosure Controls and Procedures.   Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of December 31, 2008, and have determined that they were effective at the reasonable assurance level.

(b) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There was no change in our internal control over financial reporting identified in connection with the evaluation described in Item 4(a)(iii) above that occurred during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

- 30 of 50 -

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

 ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Form 10-Q for the quarter ended September 30, 2008. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in seven out of the last eleven most recent fiscal quarters, including the first quarters of fiscal 2009, 2008 and 2007 and fourth quarters of fiscal 2008 and 2007,  and second and third quarter of fiscal 2009, although we were profitable during the second and third quarters of fiscal 2008 and 2007.  We may not be able to attain or sustain profitability in the future.

We were profitable for the four quarters during fiscal 2006 until we sustained a substantial loss of nine cents per share during the first quarter of fiscal 2007.  This loss would have been a one cent per share profit but for the one time in-process research and development (IPR&D) charge we incurred due to our acquisition of Arques Technology, Inc.  We returned to profitability during the second and third quarters of fiscal 2007, followed by losses during fourth quarter of fiscal 2007 and first quarter of fiscal 2008. We were then profitable during the second and third quarters of fiscal 2008 followed by a loss during fourth quarter of fiscal 2008 and first, second and third quarters of fiscal 2009. There are many factors that affect our ability to sustain profitability including the health of the mobile handset, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, interest rates and our continued ability to manage our operating expenses. In order to obtain and sustain profitability in the long term, we will need to continue to grow our business in our target markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently are concentrated in terms of product types (protection devices), markets (mobile handsets), and customers (certain top tier OEMs).  Our revenue could suffer materially if the demand or price for protection devices decreases, if the market for mobile handsets stops growing, or if our key customers lose market share.

Our revenues in recent periods have been derived almost exclusively from sales of circuit protection devices.  For example, during the third quarter of fiscal 2009, 83% of our revenue was derived from such sales.  With the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices; although for the next several years we expect to derive most of our revenues from circuit protection devices.  Should the need for such devices decline, for example because of changes in input and output circuitry, our revenues could decline.

- 31 of 50 -

During the third quarter of fiscal 2009, 64% of our revenue was from sales to the mobile handset market, with the balance coming from digital consumer electronics and personal computers and peripherals and diversified market.  In order for us to be successful, we must continue to penetrate these markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets, particularly the mobile handset market.  We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the third quarter of fiscal 2009, two customers primarily in the mobile handset market represented 43% of our net sales and in the future we expect to increase net sales to a top five OEM customer we begun selling to during the second half of fiscal 2008. There can be no assurance that these customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the third quarter of fiscal 2009, one distributor represented 10% of our net sales. If we were to lose the distributor, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

- 32 of 50 -

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

Adverse and uncertain global economic conditions make forecasting demand difficult and may harm our business

Unfavorable global economic conditions, including the recession and recent disruptions to the credit and financial markets, could cause consumer and capital spending to continue to slow down, which may decrease demand for our customers’ products and hence our products and our revenues would be adversely affected. In addition, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for products they have purchased which could cause us to increase our allowance for doubtful accounts and write-offs of accounts receivable.  Furthermore, the uncertainty in when the global economy will recover means uncertain demand for our products which makes it more difficult to manage inventories so that we can timely respond to our customers if and when their demand for our products increases and may lead to greater write-offs of inventory.  In addition, such uncertainty in demand makes planning more difficult and subject to error which could impact our decision-making and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our revenues are subject to macroeconomic cycles and therefore are more likely to decline if there is an economic downturn.

As our mobile handset protection devices penetration have increased, our revenues have become increasingly susceptible to macroeconomic cycles because our revenue growth has become more dependent on growth in the overall market rather than primarily on increased penetration, as had been the case in the past.

- 33 of 50 -

Our reliance on foreign customers could cause fluctuations in our operating results.

During the third quarter of fiscal 2009, international sales accounted for 90% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

During the third quarter of fiscal 2009, 38% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

- 34 of 50 -

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

- 34 of 50 -

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $1.3 million of test and packaging equipment on consignment in India and $0.8 million of test equipment on consignment in Thailand as of December 31, 2008.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

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

- 36 of 50 -

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

- 37 of 50 -

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

- 38 of 50 -

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

- 39 of 50 -

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

- 40 of 50 -

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

- 41 of 50 -

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

- 42 of 50 -

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

Our largest stockholder has requested that the Company’s board of directors take actions which the board does not believe are in the Company’s best interests.  This could lead to a more active dispute, such as for example a proxy fight, which could detract management time and attention from the business of the Company, which could cost the Company substantial monies to resolve, and   which , if successful,  could result in the Company being compelled to take actions which the Board currently does not believe are in the Company’s best interests.

Our largest stockholder, funds managed by Dialectic Capital Management, LLC (“Dialectic”), made an SEC filing in which it expressed its displeasure with the Company’s management and board of directors and requested that the Company pay a substantial cash dividend and then engage an investment banker to sell the Company.  Dialectic also requested that the Board restructure management’s economic incentives to be more aligned with the interests of all of the Company's stockholders.  The Company’s board of directors has responded that it believes the Company should retain its cash and that now is not the time to explore a sale of the Company when the stock market and its stock price is close to its low point over the past several years and when the Company has solid plans for growth, driven by new products under development and potentially by acquisition of synergistic product lines or companies.  The Company’s management has met with representatives of Dialectic and has been unable to resolve their differences of opinion. Dialectic in its SEC filing reserved the right, based on all relevant factors and subject to applicable law, to take such actions as Dialectic saw fit to implement plans or a proposal with respect to its requested actions. Potential Dialectic actions could include by way of example a proxy fight or encouraging third parties to make hostile offers to acquire the Company. Because our board of directors believes it would not be in the interests of the Company or its stockholders to pursue the courses of action recommended by Dialectic, we would expect to vigorously contest any such efforts by Dialectic to further its agenda.  Any such actions by Dialectic therefore could detract management time and attention from the business of the Company, could cost the Company substantial monies to resolve, and , if successful, could result in the Company being compelled to take actions which its board of directors currently does not believe are in the Company’s best interests.

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

- 43 of 50 -

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

- 44 of 50 -

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
10/01/08 - 10/31/08	53,055	$2.66	53,055	850,000
11/01/08 - 11/30/08	114,755	$1.72	114,755	735,245
12/01/08 - 12/31/08	190,270	$1.69	190,270	544,975
	358,080	$2.11	358,080	544,975

(1)
Our current share repurchase program, under which we repurchased 358,080 and 455,025 shares during the three and nine months ended December 31, 2008, respectively, has been in place since August 21, 2008, when it was adopted by our board of directors and was publicly announced. These shares were purchased in open market transactions.  This repurchase program has no expiration date, other than, unless extended, when an aggregate of 1,000,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the third fiscal quarter ended December 31, 2008 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

- 45 of 50 -

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

10.33	Lease with The Irvine Company dated May 13, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following documents are hereby incorporated by reference as Exhibits to this report:

Exhibit Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation as most recently amended on September 15, 2006.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws as most recently amended on August 21, 2008.	Exhibit 3.3 to our Current Report on Form 8-K dated August 21, 2008, filed on August 28, 2008

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 21, 2008	Appendix B to Definitive Proxy Statement on Schedule 14A, filed on July 2, 2008.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan as most recently amended on August 21, 2008	Exhibit 10.32 to our Current Report on Form 8-K dated August 21, 2008, filed on August 28, 2008.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

- 46 of 50 -

Exhibit Number	Description	Incorporated by reference from

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

_________-
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

- 47 of 50 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: February 9, 2009	By:	/S/ ROBERT V. DICKINSON __________________________________________
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY __________________________________________
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

- 48 of 50 -

Exhibit Index

Exhibit Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation as most recently amended on September 15, 2006.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws, as most recently amended on August 21, 2008.	Exhibit 3.3 to our Current Report on Form 8-K dated August 21, 2008, filed on August 28, 2008.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 21, 2008	Appendix B to Definitive Proxy Statement on Schedule 14A, filed on July 2, 2008.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan, as most recently amended on August 21, 2008.	Exhibit 10.32 to our Current Report on Form 8-K dated August 21, 2008, filed on August 28, 2008.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

- 49 of 50 -

Exhibit Number	Description	Incorporated by reference from

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.33	Lease with The Irvine Company dated May 13, 2005, is filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer is filed herewith.

32.1	Section 1350 Certification of Principal Executive Officer is filed herewith.

32.2	Section 1350 Certification of Principal Financial Officer is filed herewith.

__________
*	Denotes a management contract or compensatory plan or arrangement.

**	Portions were omitted pursuant to a request for confidential treatment.

                                                                         - 50 of 50 -