Form 10-K
period 2009-03-31
CALIFORNIA MICRO DEVICES CORP
filed 2009-06-15
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K
__________________
(Mark One)

[x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐
- 1 of 85 -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “accelerated filer", "large accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The approximate aggregate market value of the registrant’s common stock held by non-affiliates as of September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $69.4 million based on the closing price for the common stock on the NASDAQ National Market on such date. As of September 30, 2008, the number of shares of the registrant’s common stock outstanding held by non-affiliates was 23.2 million. For purposes of this disclosure, common stock held by persons who hold more than 10% of the outstanding voting shares and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2009, the number of shares of the registrant’s common stock, $0.001 par value, outstanding was 22,917,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement in connection with its 2009 Annual Meeting of Shareholders are incorporated by reference into Part III to the extent stated in Part III.

Exhibit Index is on Page 82
Total number of pages is 85

- 2 of 85 -

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products, based on a constant mix of products, will decline at the rate of 12% to 15% per year; (2) our having a target gross margin of 38% to 40%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our having a long term target for research and development expenses of 9% to 10% of sales but expecting to exceed this target especially in the first half of fiscal 2010 driven by continuing development efforts for our products until sales increase substantially;  (6) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially especially in the first half of fiscal 2010; (7) our expectation of future interest income to continue to be at a reduced level or even decline unless interest rates increase materially or we change the instruments in which we invest; (8) the size forecast by iSuppli Corporation for 2011 of the three markets we focus on; (9) our objective to be a leading supplier of protection devices for the mobile handset, digital consumer electronics and personal computer as well as high brightness light emitting diodes (HBLED) markets and of serial interface display electronics for the mobile handset market and our strategy to accomplish that objective; (10) our belief that the fiscal 2010 demand picture is beginning to improve as we believe revenue has bottomed and is likely to begin growing again in the second quarter of fiscal 2010 assuming increasing economic stability and seasonal growth in end demand ; (11) our expectation that our international sales will continue to represent a majority of our sales in the foreseeable future; and (12) our expectation that we will not pay within one year any of our liability for uncertain tax positions or associated interest and tax penalties. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful in developing new products which our customers will design into their products and whether our bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; whether we will incur any large unanticipated expenses; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this report, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this report are the property of their respective owners.

- 3 of 85 -

CALIFORNIA MICRO DEVICES CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2009

- 4 of 85 -

PART I

ITEM 1.    Business.

We design and sell application specific circuit protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets as well as application specific protection devices in the high brightness light emitting diodes (HBLED) market. These protection devices provide Electromagnetic Interference (EMI) filtering and/or Electrostatic Discharge (ESD) protection. Both types of protection devices are typically used to protect various interfaces, both external and internal, used in our customers’ products. Our protection products are built using our proprietary silicon manufacturing process technology and provide the function of multiple discrete passive components in a single silicon chip. They occupy significantly less space, cost our customers less on a total cost of ownership basis, offer higher performance and are more reliable than traditional solutions based on discrete passive components. Some of these devices also include active circuit analog elements that provide additional functionality.

We also offer serial interface display electronic devices for the mobile handset market. Our serial interface display controller products offer the industry’s smallest form factor plus unique audio and video features. Our display controllers are designed using industry standard complementary metal oxide semiconductor (CMOS) process technology.

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

We were incorporated in California in 1980 and have been a public company since 1986. On September 15, 2006, we reincorporated in Delaware.

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

- 5 of 85 -

Display Electronics

As mobile handsets have incorporated increasingly higher resolution displays to enhance their multimedia capabilities, the traditional parallel data interface between the central processing unit or CPU and the display has become larger, consumed more power and generated more EMI. High speed serial interfaces solve many of these issues by reducing the number of electrical connections from as many as thirty to as few as four, making the display interface cable significantly smaller and less expensive. Additionally, by utilizing low voltage differential signaling, power consumption is dramatically reduced and EMI is effectively eliminated. High speed serial interfaces, including the Video Electronics Standard Association’s (VESA) Mobile Display Digital Interface (MDDI) standard for Code Division Multiple Access (CDMA) and Wideband CDMA (WCDMA) handsets and the Mobile Industry Processor Interface (MIPI) Alliance Display Serial Interface (DSI) standard for Global System for Mobile communications (GSM) handsets, are expected to replace traditional parallel interfaces for high resolution displays in mobile handsets.

We began to develop high speed serial interface display controllers for mobile handsets in 2004. We introduced our first product, based on the MDDI standard in October 2006. In December 2008, we introduced a MDDI to MIPI bridge controller that allows customers using a MDDI based CPU to interface to a MIPI based display module. Products in development include a serial interface display controller for the MIPI standard. Our products feature the industry’s smallest footprint, unique audio and video features and support for the control of other components in the display subsystem such as white LED backlight drivers and touch screen controllers.

Our Target Markets

The three high volume markets on which we focus are as follows, with all market size date from iSuppli Corporation:

•
Mobile handsets. There were 1.2 billion mobile handsets sold globally in 2008, making mobile handsets the most widely adopted mobile devices today. By 2011, the number of mobile handsets sold globally is expected to grow to over 1.4 billion units.

•
Digital consumer electronics, which includes products such as digital televisions, DVD players and recorders, and digital set top boxes. OEM shipments in 2008 for products in this market included 99 million digital televisions, 136 million DVD players and recorders and 133 million digital set top boxes. By 2011, OEM shipments in these markets are expected to be 155 million digital televisions, 102 million DVD players and recorders and 174 million digital set top boxes.

•
Personal computers, which includes notebook and desktop computers and peripherals such as printers and flat panel monitors. Sales in 2008 for products in this market included 305 million desktop and notebook computers, 102 million printers and 160 million flat panel monitors. By 2011, these markets are expected to grow to 347 million desktop and notebook computers, 119 million printers and 192 million flat panel monitors.

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

- 6 of 85 -

•
ESD protection. An ESD event is the transfer of energy between two bodies at different electrostatic potentials, either through direct contact or an air discharge in the form of a spark. Many electronic products require ESD protection for internal and external data interfaces to avoid damage or disruption of their operation. Standard ESD protection devices typically have relatively high capacitance levels that can distort high speed signals, compromising their integrity and interfering with the accurate transfer of information across those interfaces. The mobile handset, digital consumer electronics and personal computer markets are employing increasingly faster data interfaces to satisfy growing performance and functionality requirements. These high speed data interfaces have created the need for a new class of ESD protection devices featuring much lower levels of capacitance than traditional solutions and, in some cases, impedance matching to ensure that signal integrity is not compromised.

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

Our Strategy

Our objective is to be a leading supplier of protection devices for the mobile handset, digital consumer electronics and personal computer as well as high brightness light emitting diodes (HBLED) markets and of serial interface display electronics for the mobile handset market. Our strategy includes the following key elements:

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

Broaden Product Offerings in Our Target Markets.    We plan to develop and/or acquire additional product lines for the markets we serve in order to leverage the customer relationships and channels that we have established.  An example of this is our serial interface display controller product line which we developed internally.

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

- 7 of 85 -

Products

EMI Filters with ESD Protection for Mobile Handsets.  We offer a broad portfolio of protection devices for the mobile handset market that combine EMI filtering with ESD protection. Consistent with our application specific approach, they are optimized for specific applications including: display interfaces, imager interfaces, and speaker, headphone and  microphone interfaces; smart card interfaces, including Secure Digital (SD) and Multimedia Card (MMC), and subscriber identification module (SIM) card interfaces; and USB 2.0 interfaces. In order to meet the range of filter requirements represented by these applications, we offer a broad line of filters that are optimized for filter performance at different data rates and at different cost points. For example, our Praetorian® family of inductor based filters is designed to address the most demanding filtering requirements of high speed interfaces for high resolution color LCD displays and high resolution imager modules.

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

Low Capacitance ESD Protection Devices for Digital Consumer Electronics and Personal Computers.  Our PicoGuardTM family of low capacitance ESD protection devices provides robust ESD protection without compromising signal integrity for high speed data interfaces such as USB 2.0, gigabit Ethernet, DisplayPort and Serial ATA. Our XtremeESDTM family of low capacitance protection devices including the PicoGuard XPTM and the PicoGuard XSTM architectures include devices with industry leading ESD protection and signal integrity.  Our MediaGuardTM family of HDMI video port protector devices integrates PicoGuardTM low capacitance ESD protection with active analog components that provide voltage level shifting, backdrive and overcurrent protection. These devices protect HDMI interfaces in digital televisions, DVD players and recorders and digital set top boxes. Our MediaGuardTM and PicoGuard XSTM devices also offer significant advantages over discrete solutions in achieving HDMI compliance.

ESD Protection Devices for High Brightness Light Emitting Diodes (HBLEDs).  We offer a full portfolio of LuxGuardTM ESD protection devices that provide high levels of ESD protection for high brightness LEDs.  High brightness LEDs are increasingly being utilized in a variety of lighting applications including:  LCD display backlighting, automotive headlamps and cockpit lighting, wide area electronic signs and commercial and residential interior lighting.  High power and high brightness LEDs are highly susceptible to damage from ESD strikes.  In addition to ESD protection, our products can also provide a sub-mount for the LED within the lighting sub-assembly that can provide benefits of ease of handling in a manufacturing environment and improved thermal dissipation.

- 8 of 85 -

Serial Interface Display Controllers.  The CM5100, our first serial interface display controller, based upon the MDDI standard, was introduced in October 2006.  In 2008, we introduced CM5160, the industry’s first MDDI to MIPI bridge and display controller.  The device enables advanced handsets that utilize CPUs and application processors with on-chip MDDI compatible hosts to interface with liquid crystal display (LCD) modules that feature either MDDI or MIPI™ compatible clients. Products in development include a serial interface display controller that will support the MIPI Alliance standard.

Customers

We target market and technology leaders in each of our markets. In fiscal 2009, 60% of our net sales came from the sale of our products directly to OEMs, ODMs and CEMs; and 40% came from the sale of our products through distributors. In fiscal 2009, two OEM customers, Samsung and Motorola, and one distributor, RSL Microelectronics Co. Ltd., each contributed more than 10% of our net sales.

Sales and Marketing

Our sales channels consist of a small direct sales force and a larger network of independent regional sales representatives and distributors managed by our sales force. Our direct sales force is headquartered in Milpitas, California with regional sales offices in the United States, Europe and Asia. Major mobile handset customers primarily buy our devices directly.

International sales, based on the location where we shipped the product, accounted for 87% of net sales in fiscal 2009. We use independent foreign sales representatives and distributors to provide international sales support, along with our employees based abroad. We expect that international sales will continue to represent a majority of our sales for the foreseeable future. Our sales are denominated in U.S. dollars.  Refer to Item 7 of this Form 10-K for information related to sales by geographic region.

Manufacturing

We are completely fabless and use several wafer foundries in Asia. We use third party independent subcontractors to perform CSP ball drop and the assembly and test of packaged products. These partners are located in China, India, Philippines, Taiwan and Thailand. Our LuxGuardTM ESD protection products for HBLED lighting applications typically ship to customers in wafer form.

As of March 31, 2009, we had $1.2 million of test and packaging equipment on consignment in India and $0.5 million of test equipment on consignment in Thailand. In addition, the majority of our inventory was also located in Asia as of March 31, 2009.

Research and Development

Our research and development programs consist primarily of developing new products and processes in response to identified market needs. Additionally, we redesign existing products to reduce costs and enhance their capabilities and performance, or to make them capable of being produced in multiple foundries. The majority of our design activity is conducted at our headquarters in Milpitas, California. We also use contract engineering services for certain specialized design work. In November 2007, we opened a small design center in India in collaboration with GDA Technologies, a strategic ASIC design partner. The design center’s activities are focused on development of our serial interface controller products. In April 2008, we opened a design center in Phoenix, Arizona to focus on products for the HBLED market.

We spent $10.3, $7.1 and $8.0 million on research and development activities in fiscal 2009, 2008 and 2007, respectively.

- 9 of 85 -

Intellectual Property

We rely on trade secrets, close customer relationships and being designed into our customers’ products to protect our market position. Our policy is to apply for patent protection for our unique products and manufacturing processes where that protection is warranted.  As of March 31, 2009, we had been granted 44 U.S. and foreign patents, a substantial portion of which relate to current and planned protection devices. Our patents are generally of limited importance to us, due in part to the variety of our products versus the limited scope of our patents, the limited lifespan of certain of our products and the ability of our competitors to design around our patents. Process technologies are more often designated as trade secrets. We protect our trade secrets by having our employees sign confidentiality and non-disclosure agreements as part of our personnel policy. We selectively register our mask works. It is not our intention to rely solely on protection of intellectual property rights to deter competition. However, when and where appropriate, we have taken aggressive action to protect our intellectual property rights. CMD, ASIP, Centurion, LuxGuard, MediaGuard and OptiGuard are our trademarks and Praetorian, PicoGuard, PicoGuard XP, PicoGuard XS, XtremeESD and our corporate logo are our registered trademarks.

Competition

Competition is based on a number of factors, including product performance, price, form factor, time to market, established customer relationships, manufacturing capabilities, product development and customer support. We face different competitors in each of the target markets we serve. With respect to the protection devices for the mobile handset, digital consumer electronics, personal computer and HBLED markets, we compete primarily with NXP, ON Semiconductor Corporation, Semtech Corporation, STMicroelectronics, N.V. and Texas Instruments as well as other smaller companies. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. With respect to serial interface display controllers, our competitors include Renesas Technology, Samsung, Sharp Electronics Corporation, Solomon Systech, Texas Instruments and Toshiba Corporation.

Our target markets are intensely competitive.  Our products are generally not sold pursuant to long term contracts, enabling our customers to switch suppliers if they choose and making us more vulnerable to competitors.  Our customers select vendors and products based on a number of factors including product specifications, breadth of product offering, price and the ability of a vendor to reliably provide high quality product in high volume on a timely basis.  The weighting of these factors varies depending on the specific needs of a customer at any given point in time.  Most of our competitors are larger, more vertically integrated and more diversified than we are and, in some cases, may have a lower cost structure than we do.  We compete primarily on the basis of product innovation and responsiveness to changing needs of customers, including both product specifications and delivery requirements.  Also, since our manufacturing is completely outsourced we believe that, in many cases, we are able to move more quickly in adopting new manufacturing processes and in moving production to low cost locations.  In addition, since we do not own our own manufacturing facilities we are not faced with their fixed costs when demand is low.

Backlog

At March 31, 2009, our backlog amounted to $5.6 million, compared with backlog of $11.0 million at March 31, 2008. Our backlog on a specific date represents firm orders received from customers for delivery within six months of that date. Our backlog at any particular time is not necessarily indicative of actual sales for any succeeding period because our customers can cancel their orders or change delivery dates at little or no cost to them. A reduction of backlog during any particular period, or the failure of our backlog to result in future revenue, could harm our business.

With the global economic downturn, during the second half of our last fiscal year, customers have reduced their inventories and so customer backlog has declined and customer demand has become more difficult to predict.

- 10 of 85 -

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

Our target markets, mobile handsets, digital consumer electronics and personal computers, are typically subject to seasonal demand patterns. Demand for our products is typically strongest in our second and third fiscal quarters.

Environmental

Since we have been completely fabless for the past few years, our environmental compliance costs are minimal.

Employees

As of March 31, 2009, we had 103 full-time and part-time employees, including 36 in sales and marketing, 21 in research and development activities, 29 in production operations and 17 in administration. None of our employees is subject to a collective bargaining agreement. We consider our relations with our employees to be good.

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

You may also read or copy any materials that we file with the SEC at their Public Reference Room at 100 Fifth Street, NE, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

- 11 of 85 -

ITEM 1A.  Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Form 10-Q for the quarter ended December 31, 2008. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in eight out of the last twelve most recent fiscal quarters.  We may not be able to attain or sustain profitability in the future.

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

Our revenues in recent periods have been derived primarily from sales of circuit protection devices.  For example, during fiscal 2009, 88% of our revenue was derived from such sales.  With the introduction of our new serial interface display controller, we have several products which could help us reduce our dependence upon circuit protection devices; although for the next several years we expect to derive most of our revenues from circuit protection devices.  Should the need for such devices decline, for example because of changes in input and output circuitry, or integration of circuit protection functionality into other circuit elements, our revenues could decline.

- 12 of 85 -

During fiscal 2009, 61% of our revenue was from sales to the mobile handset market, with the balance coming from digital consumer electronics and personal computers and peripherals and HBLED markets.  In order for us to be successful, we must continue to penetrate these markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets, particularly the mobile handset market.  We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During fiscal 2009, two customers primarily in the mobile handset market represented 40% of our net sales and in the future we expect to increase net sales to a top five OEM customer we began selling to during the second half of fiscal 2008. There can be no assurance that these customers will purchase our products in the future in the quantities we have forecasted, or at all.

During fiscal 2009, one distributor represented 11% of our net sales. If we were to lose the distributor, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

- 13 of 85 -

Because we operate in different semiconductor product markets, we generally encounter different competitors in our various market areas. With respect to the protection devices for the mobile handset, digital consumer electronics and personal computer markets as well as HBLED market, we compete primarily with NXP, ON Semiconductor Corporation, Semtech Corporation, STMicroelectronics, N.V. and Texas Instruments as well as other smaller companies. For EMI filter devices used in mobile handsets, we also compete with ceramic devices based on high volume Multi-Layer Ceramic Capacitor (MLCC) technology from companies such as Amotek Company, Ltd., AVX Corporation, Innochip Technology, Inc., Murata Manufacturing Co., Ltd., and TDK Corp. MLCC devices are generally low cost and our revenues would suffer if their features and performance meet the requirements of our customers and we are unable to reduce the cost of our protection products sufficiently to be competitive. We have seen ceramic filters obtain significant design wins for low end applications in the mobile handset market and we focused on high end applications as a result. However, we have also begun to see the use of higher performance ceramic filters and if we are not able to demonstrate superior performance at an acceptable price with our devices then our revenues would also suffer. With respect to serial interface display controllers, our competitors include Renesas Technology, Samsung, Sharp Electronics Corporation, Solomon Systech, Texas Instruments and Toshiba Corporation. Many of our competitors are larger than we are, have substantially greater financial, technical, marketing, distribution and other resources than we do and have their own facilities for the production of semiconductor components.

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could require us to restate them. Such restatement could have adverse consequences on our stock price, potentially limiting our access to financial markets.

Management assessed and determined, and the auditors attested, that there was no material weakness in our internal control over financial reporting as of March 31, 2007, 2008 and 2009. However, should we or our auditors discover that we have a material weakness in our internal control over financial reporting at another time in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Adverse and uncertain global economic conditions make forecasting demand difficult and may harm our business.

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

- 14 of 85 -

Our revenues are subject to macroeconomic cycles and therefore are more likely to decline if the current economy worsens or if there is another economic downturn.

As our mobile handset protection devices penetration have increased, our revenues have become increasingly susceptible to macroeconomic cycles because our revenue growth has become more dependent on growth in the overall market rather than primarily on increased penetration, as had been the case in the past.

Our reliance on foreign customers could cause fluctuations in our operating results.

During fiscal 2009, international sales accounted for 87% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

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

- 15 of 85 -

If our distributors experience financial difficulty and become unable to pay us or choose not to promote our products, our business could be harmed.

During fiscal 2009, 40% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

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

- 16 of 85 -

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $1.2 million of test and packaging equipment on consignment in India and $0.5 million of test equipment on consignment in Thailand as of March 31, 2009.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

- 17 of 85 -

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

- 18 of 85 -

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

- 19 of 85 -

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

Not all of our design wins will result in revenue as a customer may cancel an end product for a variety of reasons or subsequently decide not to use our part in it. Even if the customer’s end product does go into production with our part, it may not result in material annual product sales by us and the customer’s product may have a shorter life than expected. In addition, the length of time from design win to production will vary based on the customer’s development schedule. Finally, the revenue from design wins varies significantly.

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

- 20 of 85 -

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

- 21 of 85 -

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

- 22 of 85 -

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

- 23 of 85 -

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

- 24 of 85 -

After our board of directors refused to take actions suggested by one of our larger stockholders, that stockholder nominated four persons for election to our currently six-member board.  This could lead to a costly and distracting proxy fight and, depending on the results, a board which is divided and less effective or which favors actions the current board does not believe are in our best interests.

One of our largest stockholders, funds managed by Dialectic Capital Management, LLC (“Dialectic”), made two SEC filings in which it expressed its displeasure with the Company’s management and board of directors and requested that the Company pay a substantial cash dividend and then engage an investment banker to sell the Company.  Dialectic also requested that the Board restructure management’s economic incentives to be more aligned with the interests of all of the Company's stockholders.  The Company’s board of directors responded in January that it believes the Company should retain its cash and that it was not the time to explore a sale of the Company when the stock market and its stock price is close to its low point over the past several years and when the Company has solid plans for growth, driven by new products under development and potentially by acquisition of synergistic product lines or companies.  The Company’s management has met with representatives of Dialectic and has been unable to resolve their differences of opinion. Dialectic subsequently has nominated four persons for election as directors at our upcoming annual stockholders meeting.  Unless our board chooses to nominate these persons as well, which is unlikely because our board of directors believes it would not be in the interests of the Company or its stockholders to pursue the courses of action recommended by Dialectic and presumably its nominees, we would expect a proxy fight and to vigorously contest any such efforts by Dialectic to further its agenda.  A proxy fight would detract management time and attention from the business of the Company and would cost the Company substantial monies to contest. If Dialectic is successful as to all four directors, it could result in the Company being compelled to take actions which its board of directors currently does not believe are in the Company’s best interests and if Dialectic is successful as to between one and three directors, it could lead to a less effective Board.

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

- 25 of 85 -

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

- 26 of 85 -

ITEM 1B.  Unresolved Staff Comments.

Not applicable.

ITEM 2.    Properties.

We currently lease our headquarters, approximately 26,800 square feet of office and lab space in Milpitas, California, pursuant to a sixty-three month lease agreement we entered into with the Irvine Company that started on September 1, 2005 for a current monthly rent payment of $23,000 plus operating expenses. We also rent office facilities for our domestic and international sales offices and design center. We believe that our existing facilities are adequate for our current and foreseeable future needs.

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

- 27 of 85 -

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NASDAQ Global Market tier of The NASDAQ Stock Market under the symbol “CAMD”. The following table shows the high and low closing prices for our common stock as reported by the NASDAQ Stock Market:

	Common Stock
	Q1	Q2	Q3	Q4
Fiscal 2009
High	$3.60	$3.24	$2.91	$2.43
Low	$2.85	$2.90	$1.48	$1.82

Fiscal 2008
High	$5.24	$4.64	$4.80	$4.60
Low	$4.05	$3.62	$3.44	$2.91

No dividends were paid in fiscal 2009 or 2008. We expect to continue that policy in the foreseeable future although we currently have no restrictions against paying dividends. As of May 31, 2009 there were 1,359 holders of record of our common shares and a substantially greater number of beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows purchases of equity securities by us during the fourth quarter of fiscal 2009:

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
01/01/09 - 01/31/09	116,139	$2.13	116,139	428,836
02/01/09 - 02/28/09	48,327	2.09	48,327	380,509
03/01/09 - 03/31/09	53,832	2.16	53,832	326,677
	218,298	$2.13	218,298	326,677

(1) Our current share repurchase program, under which we repurchased 218,298 and 673,323 shares during the three and twelve months ended March 31, 2009, respectively, has been in place since August 21, 2008, when it was adopted by our board of directors and was publicly announced. These shares were purchased in open market transactions.  This repurchase program has no expiration date, other than, unless extended, when an aggregate of 1,000,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the fourth fiscal quarter ended March 31, 2009 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We did not issue any securities that had not been registered under the Federal Securities Act of 1933, as amended, during fourth quarter of fiscal 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item is included under Item 12 of Part III of this Annual Report on Form 10-K.
- 28 of 85 -

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on California Micro Devices Corporation's common stock relative to the cumulative total returns of the NASDAQ Composite index and the S & P 500 index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on March 31, 2004 and its relative performance is tracked through March 31, 2009. (California Micro Devices has not historically paid dividends.)

    * $100 invested on March 31, 2004 in stock or index including re-investment of dividends.
    Fiscal year ended March 31.
	3/04	3/05	3/06	3/07	3/08	3/09
California Micro Devices Corporation	$100.00	$37.71	$59.07	$34.95	$21.96	$18.15
NASDAQ Composite	100.00	100.25	117.33	121.43	114.29	76.65
S&P 500	$100.00	$104.83	$114.97	$126.16	$117.45	$70.85
The stock price performance included in this graph is not necessarily indicative of future stock price performance.
- 29 of 85 -

The information contained in this Item 5 under the heading “Performance Graph” (i) is being furnished and shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and (ii) shall not be incorporated by reference into any registration statement or other document pursuant to the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing to this Item 5 Performance Graph information.

ITEM 6.     Selected Financial Data.

The selected financial data set forth below should be read in connection with our financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	Year Ended March 31,
	2009		2008		2007		2006		2005
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$49,273		$59,217		$68,006		$70,241		$65,869
Income (loss) before income taxes	(13,851)	(1,2)	(518)	(1)	546	(1,3)	7,460		4,167	(5)
Net income (loss)	(15,162)	(1,2,4)	(1,414)	(1,4)	(81)	(1,3,4)	10,035	(4)	4,042	(5)
Net income (loss) per share:
Basic	(0.65)		(0.06)		(0.00)		0.45		0.19
Diluted	$(0.65)		$(0.06)		$(0.00)		$0.44		$0.18

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$45,605		$51,596		$49,024		$49,746		$36,075
Working capital	49,939	(4)	56,560	(4)	55,259	(4)	57,858	(4)	40,562
Total assets	59,913	(4)	78,085	(4)	75,883	(4)	73,732	(4)	57,677
Long-term obligations	221		350		303		8		111
Total shareholders’ equity	$53,358		$67,414		$66,046		$61,872		$46,661
______________
(1) Includes $2.0 million, $2.3 million and $3.1 million of employee stock based compensation expense in fiscal 2009, 2008 and 2007, respectively.
(2) Includes $5.3 million of goodwill impairment.
(3) Includes $2.2 million of In-process research and development (IPR&D) expense.
(4) Includes $1.3 million, $0.7 million and $0.5 million of additional valuation allowance against deferred tax assets in fiscal 2009, 2008 and 2007, respectively and $2.7 million of partial release of valuation allowance against deferred tax assets in fiscal 2006.
(5) Includes $1.3 million of restructuring and asset impairment charges.

- 30 of 85 -

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products, based on a constant mix of products, will decline at the rate of 12% to 15% per year; (2) our having a target gross margin of 38% to 40%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our having a long term target for research and development expenses of 9% to 10% of sales but expecting to exceed this target especially in the first half of fiscal 2010 driven by continuing development efforts for our products until sales increase substantially;  (6) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially especially in the first half of fiscal 2010; (7) our expectation of future interest income to continue to be at a reduced level or even decline unless interest rates increase materially or we change the instruments in which we invest; (8) the size forecast by iSuppli Corporation for 2011 of the three markets we focus on;  (9) our objective to be a leading supplier of protection devices for the mobile handset, digital consumer electronics and personal computer as well as high brightness light emitting diodes (HBLED) markets and of serial interface display electronics for the mobile handset market and our strategy to accomplish that objective; (10) our belief that the fiscal 2010 demand picture is beginning to improve as we believe revenue has bottomed and is likely to begin growing again in the second quarter of fiscal 2010 assuming increasing economic stability and seasonal growth in end demand; (11) our expectation that our international sales will continue to represent a majority of our sales in the foreseeable future; and (12) our expectation that we will not pay within one year any of our liability for uncertain tax positions or associated interest and tax penalties. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful in developing new products which our customers will design into their products and whether design wins and bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; whether we will incur any large unanticipated expenses; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

In this discussion, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report.

- 31 of 85 -

Executive Overview

We design and sell application specific protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets as well as application specific protection devices in the high brightness light emitting diodes (HBLED) market. These protection devices provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection. The display electronic devices include serial interface display controllers. End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products. Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers. We have one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our wafer foundries and backend subcontractors.

Industry Overview

The semiconductor industry is characterized by rapid technological change, intense competitive pressure, price erosion, periodic oversupply conditions, occasional shortages of materials, volatile demand patterns, capacity constraints, variation in manufacturing efficiencies and significant expenditures for capital equipment and product development. Market disruptions caused by economic downturn, new technologies, entry of new competitors into markets we serve and other factors introduce volatility into our operating performance and cash flow from operations.

Fiscal 2009 key financial highlights

The following are key financial highlights;

Net Sales: Our net sales were $49.3 million in 2009, down 17% from $59.2 million a year ago.

Gross Margin: Our gross margin was $14.8 million (30% of our net sales) in fiscal 2009 as compared to gross margin of $19.6 million (33% of our net sales) a year ago.

Net Loss per Share - Basic and Diluted: Our net loss, basic and diluted, was $0.65 per share in fiscal 2009 whereas our net loss per share, basic and diluted, was $0.06 a year ago.

Cash Provided by or Used in Operating Activities: We used operating cash of $5.7 million in fiscal 2009 compared to cash provided by operations of $4.4 million a year ago.

Net Cash* Position: We ended the fiscal year 2009 with a net cash position of $45.6 million as compared to $51.6 million a year ago.
___________________
*Net Cash = Cash and cash equivalents + Short-term investments

Major Accomplishments in Fiscal 2009

Fiscal 2009 was certainly a challenging business environment due to the world-wide economic downturn. However, we accomplished a number of important things during the year that will help to strengthen our position going forward.

•	In fiscal 2009, we were successful in expanding our customer base to include all of the top 5 handset manufacturers and three of the top 5 digital TV manufacturers.

•	We grew our display controller revenue and began sampling two new products.

- 32 of 85 -

•	We introduced the third generation of CMD’s industry leading Praetorian® filters for handsets.

•	We also introduced the XtremeESD™ family of ESD protection devices providing new levels of protection and signal integrity for high speed data interfaces.

•	In addition, we also introduced the LuxGuard™ family of ESD protection and thermal management devices for High Brightness LEDs.

•	We established the Phoenix Design Center to strengthen development capability for protection devices.

•	During the year, we sold LED driver assets for $1.3 million.

•	We repurchased 673,000 shares out of a 1 million share program authorized by our board.

•	We ended the year with $45.6 million in cash and cash equivalents.

Future Outlook

In the last fiscal year, adverse economic conditions around the world impacted many customers and consumers and resulted in lower total demand in the markets we serve. However, as we look forward into fiscal 2010, we see the demand picture beginning to improve.  Orders in the fourth quarter of fiscal 2009 were well above the depressed levels of third quarter of fiscal 2009 and orders so far in the first quarter of fiscal 2010 are running well ahead of fourth quarter of fiscal 2009.  From what we can tell, most of our customers are no longer aggressively liquidating inventory but are still taking a cautious approach with respect to adding inventory.  We believe that revenue has bottomed and is likely to begin growing again in the second quarter of fiscal 2010 assuming increasing economic stability and seasonal growth in end demand.

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net loss, both in dollars and as a percentage of net sales, for fiscal 2009, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2009		2008		2007
		% of		% of		% of
		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$49,273	100%	$59,217	100%	$68,006	100%
Cost of sales	34,425	70%	39,599	67%	42,790	63%
Gross margin	14,848	30%	19,618	33%	25,216	37%
Research and development	10,303	21%	7,097	12%	7,977	12%
Selling, general and administrative	14,652	30%	15,264	26%	16,757	25%
Goodwill impairment	5,258	10%	-	0%	-	0%
In-process research and development	-	0%	-	0%	2,210	3%
Amortization/Impairment of intangible assets	133	0%	165	0%	158	0%
Operating loss	(15,498)	(31%)	(2,908)	(5%)	(1,886)	(3%)
Other income, net	1,647	3%	2,390	4%	2,432	4%
Income (loss) before income taxes	(13,851)	(28%)	(518)	(1%)	546	1%
Provision for income taxes	1,311	3%	896	1%	627	1%
Net loss	$(15,162)	(31%)	$(1,414)	(2%)	$(81)	(0%)

- 33 of 85 -

Net Sales

Fiscal 2009 versus 2008

Net sales by market were as follows (in millions):

	Year ended March 31,
	2009		2008
		As % of		As % of
		Total		Total
	Amount	Sales	Amount	Sales	$ Change	% Change
Mobile handset	$30.2	61%	$37.3	63%	$(7.1)	(19%)
Digital consumer electronics and personal computers	14.8	30%	18.7	32%	(3.9)	(21%)
HBLED	4.3	9%	3.2	5%	1.1	34%
Total	$49.3	100%	$59.2	100%	$(9.9)	(17%)

Net sales for fiscal 2009 were $49.3 million, a decrease of $9.9 million or 17% from $59.2 million of net sales in fiscal 2008. During fiscal 2009, sales from products for the mobile handset market decreased by $7.1 million or 19% and sales from products for the digital consumer electronics and personal computer market decreased by 3.9 million or 21% as compared to a year ago. Lower sales of both product lines were primarily driven by the weak global economy during the second half of the fiscal year. Sales from products for the HBLED market increased to $4.3 million during fiscal 2009 from $3.2 million in the same period a year ago, up $1.1 million or 34%. Net sales during the first half of fiscal 2009 were approximately 4% greater than the net sales during the first half of fiscal 2008 while net sales during the second half of fiscal 2009 were down approximately 37% compared to net sales during the second half of fiscal 2008.

In fiscal 2009, the total number of units sold decreased to 613 million units from 757 million units in fiscal 2008.

Fiscal 2008 versus 2007

Net sales by market were as follows (in millions):

	Year ended March 31,
	2008		2007
		As % of		As % of
		Total		Total
	Amount	Sales	Amount	Sales	$ Change	% Change
Mobile handset	$37.3	63%	$48.1	71%	$(10.8)	(22%)
Digital consumer electronics and personal computers	18.7	32%	18.6	27%	0.1	1%
HBLED	3.2	5%	1.3	2%	1.9	146%
Total	$59.2	100%	$68.0	100%	$(8.8)	(13%)

Net sales for fiscal 2008 were $59.2 million, a decrease of $8.8 million or 13% from $68.0 million of net sales in fiscal 2007. Sales from products for the mobile handset market decreased by $10.8 million or 22% for fiscal 2008, as compared to fiscal 2007, primarily due to two factors: a) lower sales to a major customer as a result of share shifts in the mobile handset market and competition as well as b) price decreases of our products. These declines were partially offset by increases in unit sales to other customers. Sales from products for the digital consumer electronics and personal computer market increased marginally to $18.7 million in fiscal 2008 from $18.6 million in fiscal 2007, up $0.1 million or 1%. Sales from products for the HBLED market increased to $3.2 million during fiscal 2008 from $1.3 million in the same period a year ago, up $1.9 million or 146%.

- 34 of 85 -

In fiscal 2008 the total number of units sold decreased to 757 million units from 907 million units in fiscal 2007.

Sales by Region

Net sales by geographic region were as follows (in millions), based on where we ship our products rather than where the customers’ headquarters are located:

	Year Ended March 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
United States	$6.5	13%	$5.5	9%	$4.4	6%
China	17.8	36%	15.9	27%	28.2	42%
Korea	11.1	23%	19.6	33%	16.5	24%
Taiwan	8.1	16%	11.2	19%	10.4	15%
Singapore	2.5	5%	4.2	7%	6.7	10%
Others	3.3	7%	2.8	5%	1.8	3%
Total net sales	$49.3	100%	$59.2	100%	$68.0	100%

Fiscal 2009 versus 2008

International sales decreased from 91% of our net sales in fiscal 2008 to 87% of our net sales in fiscal 2009. The decrease in revenue is primarily coming from the Korea region which is partially offset by increase in demand from China region as compared to a year ago. We expect that our international sales will continue to represent a majority of our sales in the foreseeable future.

Fiscal 2008 versus 2007

International sales decreased from 94% of our net sales in fiscal 2007 to 91% in fiscal 2008.  In fiscal 2008, revenue from the China region was 27% of our total sales as compared to 42% a year ago, primarily as a result of lower demand from one of our major customers.

Gross Margin

Fiscal 2009 versus 2008

Gross margin decreased by $4.8 million in fiscal 2009 to $14.8 million from $19.6 million in fiscal 2008 due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix for target markets	$(6.1)
Volume, mix and other factors	(2.2)
Cost reductions of our products on a constant mix	3.5
$(4.8)

- 35 of 85 -

The gross margin decrease was primarily driven by price declines of our products and lower shipments, partially offset by product cost reductions.  Our ASP declined 10% based on a constant mix of products in fiscal 2009 as compared to a year ago. In the future we expect our ASP for similar products, based on a constant mix of products, to decline at the rate of 12% to 15% per year. The cost reductions of our products were primarily driven by outsourcing with lower cost subcontractors, migrating from 6" to 8" wafer size and continued improvement in our assembly and testing processes.

Gross margin as a percentage of net sales decreased to 30% in fiscal 2009 as compared to 33% in fiscal 2008.  Our long-range gross margin target remains 38% to 40%. However, our gross margin could fail to achieve this target range or could decline.

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

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The changes in research and development expenses for fiscal 2009 compared to fiscal 2008, and for fiscal 2008 compared to fiscal 2007, were as follows:

	Fiscal 2009	Fiscal 2008
	compared to	compared to
Expense increase (decrease) compared to prior fiscal year (in thousands):	Fiscal 2008	Fiscal 2007
Outside services	$864	$89
Engineering supplies and tooling	774	(658)
Product related costs	416	(360)
Salaries and benefits and other costs	1,152	49
	$3,206	$(880)

- 36 of 85 -

Fiscal 2009 versus 2008

Research and development expenses increased by $3.2 million, or 45%, during fiscal 2009 as compared with fiscal 2008, primarily due to increased spending for our serial interface display controller line of products.

As a percentage of sales, research and development expenses increased from 12% in fiscal 2008 to 21% in fiscal 2009. Our long term target for research and development expenses is 9% to 10% of sales. However, research and development expenses will continue to exceed our target range and represent more than 20% of sales until sales increase substantially, driven by continuing development efforts for our products, especially during the first half of fiscal 2010.

Fiscal 2008 versus 2007

Research and development expenses decreased by $0.9 million, or 11%, during fiscal 2008 as compared with fiscal 2007, primarily due to the timing of our new product development projects in both our serial interface display controller product and protection devices. This decline of research and development expenses during fiscal 2008 was temporary as serial interface display controller and protection devices development activity ramped up during fiscal 2009.

As a percentage of sales, research and development expenses were flat at 12% in fiscal 2008 as compared to a year ago primarily due to decrease in our sales.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs, sales commissions, marketing expenses, legal, accounting, and information technology expenses. The changes in selling, general and administrative expense for fiscal 2009 compared to fiscal 2008, and for fiscal 2008 compared to fiscal 2007, were as follows:

	Fiscal 2009	Fiscal 2008
	compared to	compared to
Expense increase (decrease) compared to prior fiscal year (in thousands):	Fiscal 2008	Fiscal 2007
Commissions, salaries and benefits	$(226)	$(270)
Employee stock based compensation expense	(224)	(515)
Outside services	(49)	(446)
Marketing samples, travel and other expenses	(113)	(262)
	$(612)	$(1,493)

Fiscal 2009 versus 2008

Selling, general and administrative expenses decreased by $0.6 million, or 4%, in fiscal 2009 as compared with a year ago, primarily due to a decrease in sales commissions, employee stock-based compensation expense, professional services and travel expenses. Decrease in sales commission was due to reduced sales during fiscal 2009 as compared with a year ago and decrease in travel expenses, professional services and marketing samples was the result of cost cutting measures taken by the Company to reduce discretionary spending.

- 37 of 85 -

As a percentage of sales, selling, general and administrative expenses increased from 26% in fiscal 2008 to 30% in fiscal 2009, primarily as a result of lower sales. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially, especially during the first half of fiscal 2010.

Fiscal 2008 versus 2007

Selling, general and administrative expenses decreased by $1.5 million, or 9%, in fiscal 2008 as compared with a year ago, primarily due to a decrease in employee stock-based compensation expense, professional services, and sales commissions as a result of reduced sales. Others factors included reduced spending for marketing samples and reduction in legal charges incurred during fiscal 2008 as compared with a year ago.

As a percentage of sales, selling, general and administrative expenses increased from 25% in fiscal 2007 to 26% in fiscal 2008, primarily as a result of reduced sales.

Goodwill Impairment

Goodwill impairment was $5.3 million during fiscal 2009.  As a result of adverse economic conditions, our operating results, and the sustained decline in our market valuation, we performed an interim goodwill analysis during our third fiscal quarter ended December 31, 2008.  The analysis indicated that the estimated fair value was less than the corresponding carrying amount and the full amount of goodwill was no longer recoverable and fully impaired.  Our entity is deemed as a single reporting unit for our impairment analysis. The fair value was estimated using present value of estimated future cash flows which was consistent with a market-based approach. For additional information regarding goodwill, see Note 5 of Notes to Consolidated Financial Statements in this Form 10-K.

IPR&D

There was no IPR&D expense recorded during each of the fiscal years 2009 and 2008. IPR&D expense in fiscal 2007 of $2.2 million was related to the Arques acquisition. IPR&D was expensed upon acquisition in fiscal 2007 because technological feasibility had not been established and no future alternative uses existed. For further discussion of IPR&D, see Note 4 of Notes to Consolidated Financial Statements in this Form 10-K.

Amortization and Impairment of Intangible Assets

Amortization of intangible assets was $78,000, $165,000 and $158,000, respectively during fiscal 2009, 2008 and 2007. The intangible assets were related to the Arques acquisition in fiscal 2007.

The decrease in amortization expense in fiscal 2009 as compared to a year ago was primarily due to the sale of intangible assets, related to our line of LED Drivers during fiscal 2009. An impairment charge of $55,000 was also recorded during fiscal 2009. For further discussion of intangible assets, see Notes 4 and 5 of Notes to Consolidated Financial Statements in this Form 10-K.

Other Income, Net

Other income, net includes interest income, interest expense and other non-operating income and expense in fiscal 2009, 2008 and 2007.

- 38 of 85 -

Fiscal 2009 versus 2008

Interest income decreased to $0.7 million in fiscal 2009 from $2.5 million a year ago primarily as a result of decline in interest rates and our moving the majority of our short-term investments into treasury bills and to a lesser extent due to our reduced total amount of cash, cash equivalents and short-term investments. We expect interest income, in the near future, to remain at this reduced level or even decline unless interest rates increase materially or we change the instruments in which we invest. Other non-operating income increased by $1.0 million in fiscal 2009 as compared to a year ago primarily due to the gain on sale of LED Driver intellectual property and related fixed assets.
Interest expense was immaterial for fiscal years 2009 and 2008.

Fiscal 2008 versus 2007

Interest income remained at a consistent level of $2.5 million and interest expense was immaterial for both fiscal years 2008 and 2007.

Income Taxes

Income tax expense is comprised of a current and deferred component.  The current tax provision in fiscal 2009 was $0.1 million and primarily consists of cash payments made to taxing authorities and accruals under FIN 48 for potential additional tax in certain jurisdictions.  The deferred component of the fiscal 2009 tax provision was $1.2 million and represents the net change to our valuation allowance to reflect the expected future tax benefits of our net operating losses and other credits.  Fiscal year ended March 31, 2009 total expense of $1.3 million compares with an income tax provision of $0.9 million recorded a year ago. Our income tax provision increased during the fiscal year ended March 31, 2009 compared to a year ago, primarily as a result of our estimates in our ability to utilize loss carry forwards and the valuation allowance of the deferred tax assets. During the fiscal year ended March 31, 2006, we reduced $2.7 million of the valuation allowance against deferred tax assets, resulting in a net tax benefit of $2.6 million. See Note 16 of the Notes to Consolidated Financial Statements in this Form 10-K for further discussion.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. We have not made any material changes in the accounting methodology used to establish our estimates and assumptions during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions. However, actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of Notes to Consolidated Financial Statements in this Form 10-K. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance such as revenue or because their application requires significant management judgment, are described in the following paragraphs:

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery or customer acceptance, where applicable, has occurred, the fee is fixed or determinable, and collection is reasonably assured.

- 39 of 85 -

Revenue from product sales to end user customers, or to distributors that do not receive price concessions and do not have return rights, is recognized upon shipment and transfer of risk of loss, if we believe collection is reasonably assured and all other revenue recognition criteria are met. We assess the probability of collection based on a number of factors, including past transaction history and customer credit worthiness. If we determine that collection of a receivable is not probable, we defer recognition of revenue until the collection becomes probable, which is generally upon receipt of cash. Reserves for sales returns and allowances from end user customers are estimated based on historical experience and management judgment, and are provided for at the time of shipment. The sufficiency of the reserves for sales return and allowances is assessed at the end of each reporting period.

Revenue from sales of our standard products to distributors whose terms provide for price concessions or for product return rights is recognized when the distributor sells the product to an end customer. When we sell such products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”. We receive periodic reports from our distributors of their inventory of our products and when we test our inventory in order to determine the extent, if any, to which we have excess or obsolete inventory, we also test the inventory held by our distributors. For our custom products and end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor, because our contractual arrangements provide for no right of return or price concessions for those products.

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

- 40 of 85 -

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

Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value was estimated using present value of estimated future cash flows which was consistent with a market-based approach. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Because the Company has one reporting unit under SFAS No. 142, it utilizes the entity-wide approach to assess goodwill for impairment. Due to the current economic environment, our operating results, and the sustained decline in our market valuation, we performed an interim goodwill impairment analysis during the third quarter of fiscal 2009 pursuant to the steps and requirements under SFAS No. 142. The analysis indicated that the estimated fair value of the reporting unit is less than the corresponding carrying amount and the goodwill is no longer recoverable. Therefore, we determined that goodwill is fully impaired.

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

- 41 of 85 -

As stock-based compensation expense recognized in the consolidated statement of operations for the years ended March 31, 2009, March 31, 2008 and March 31, 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

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

See Note 16 in the Notes to Consolidated Financial Statements in this Form 10-K for further discussion.

Litigation

We are, on occasion, a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of March 31, 2009, there was no accrual for litigation related matters.

- 42 of 85 -

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

	Year Ended March 31,
(In thousands)	2009	2008	2007
Cash provided by (used in) operating activities	$(5,705)	$4,400	$6,725
Cash provided by (used in) investing activities	19,408	26,231	(15,580)
Cash provided by (used in) financing activities	(1,023)	386	975
Net increase (decrease) in cash and cash equivalents	$12,680	$31,017	$(7,880)

Cash, cash equivalents and short-term investments

Total cash, cash equivalents and short-term investments were $45.6 million as of March 31, 2009, compared to $51.6 million at March 31, 2008, a decrease of $6.0 million or 11.6%, primarily due to cash used in operating activities and repurchase of Company’s outstanding common stock under the stock repurchase program partially offset by proceeds from the sale of LED Driver assets (including patents, related fixed assets and inventory) and proceeds from the issuance of common stock under our employee stock benefit plans.

Operating activities

Cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in assets and liabilities.

During fiscal 2009, cash used in operating activities was $5.7 million. The net loss of $15.2 million during fiscal 2009 included non-cash items, such as employee stock-based compensation expense of $2.0 million, goodwill impairment loss of $5.3 million and depreciation of fixed assets and amortization of intangible assets aggregating to $2.5 million. Accounts receivable decreased to $4.2 million at March 31, 2009 compared to $6.2 million at March 31, 2008, mainly attributable to lower shipments. Receivables days of sales outstanding were 38 days and 42 days at March 31, 2009 and March 31, 2008, respectively. Net inventory was $5.2 million as of March 31, 2009, compared to $6.4 million as of March 31, 2008. Annual inventory turns decreased to 5.9 at March 31, 2009 as compared to 6.8 at March 31, 2008 primarily as a result of lower sales of our products. Accounts payable and accrued liabilities totaled $5.4 million at March 31, 2009 compared to $8.3 million at March 31, 2008. Days payables outstanding were 48 days and 54 days at March 31, 2009 and March 31, 2008, respectively. Deferred margin on shipments to distributors decreased to $1.0 million as of March 31, 2009 from $1.9 million as of March 31, 2008.

- 43 of 85 -

During fiscal 2008, cash provided by operating activities was $4.4 million. The net loss of $1.4 million for fiscal year 2008 included non-cash items, such as employee stock-based compensation expense of $2.4 million, and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $1.9 million. Accounts receivable decreased to $6.2 million at March 31, 2008 compared to $7.5 million at March 31, 2007, mainly as a result of faster collections and change in our customer mix. Receivables days of sales outstanding were 42 days and 49 days at March 31, 2008 and 2007, respectively. Net inventory was $6.4 million as of March 31, 2008, compared to $5.2 million as of March 31, 2007. Annual inventory turns were 6.8 at March 31, 2008 as compared to 8.0 at March 31, 2007. Accounts payable and accrued liabilities totaled $8.3 million at March 31, 2008 compared to $7.9 million at March 31, 2007. Days payables outstanding were 54 days and 49 days as of March 31, 2008 and March 31, 2007, respectively. Deferred margin on shipments to distributors increased to $1.9 million as of March 31, 2008 from $1.5 million as of March 31, 2007, primarily as a result of higher shipments to the distributors.

During fiscal 2007, operating activities provided $6.7 million of cash. The net loss of $0.1 million for fiscal year 2007 included non-cash charges such as stock-based compensation of $3.1 million, in-process research and development expense of $2.2 million from the Arques acquisition and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $1.7 million. Accounts receivables decreased by $3.1 million, accounts payable and other current liabilities decreased by $1.6 million and deferred margin on shipments to distributors decreased by $1.2 million as compared to fiscal 2006.

Investing activities

Investing activities during fiscal 2009 provided $19.4 million of cash, primarily due to net sales and maturities of short-term investments, which were not re-invested but rather held as cash and cash equivalents, and $1.2 million of proceeds from the sale of LED Driver intellectual property and related fixed assets partially offset by payment towards capital expenditures.

Investing activities during fiscal 2008 provided $26.2 million of cash primarily due to movement of assets from short-term investments to cash and cash equivalents, partially offset by the payment towards capital expenditure for purchase of fixed assets and the final Arques escrow payment. Net sales and maturity of short-term investments mainly includes commercial paper, corporate bonds and certificates of deposit. Our capital expenditure during fiscal 2008 includes payment of $1.2 million towards the equipment purchased for SPEL, one of our sub-contractors, in order to increase their production capacity in return for periodic repayments and lower product pricing. We acquired Arques for a total purchase consideration of $8.4 million in fiscal 2007, out of which the final escrow payable balance of $1.0 million was paid during fiscal 2008.

Investing activities during fiscal 2007 used $15.6 million of cash primarily due to payment towards Arques acquisition, net purchase of short-term investments and capital expenditure for purchase of fixed assets. We acquired Arques for a total purchase consideration of $8.4 million, out of which $7.0 million was paid during fiscal 2007. Net purchase of short-term investments of $5.6 million mainly includes corporate bonds, asset-backed securities and certificate of deposits. Our capital expenditure during fiscal 2007 includes payment of $1 million towards the equipment purchase for SPEL, one of our sub-contractors, in order to increase their production capacity in return for periodic repayments and lower product pricing.

Financing activities

Net cash used in financing activities in fiscal 2009 was $1.0 million and was the result of repurchase of $1.4 million of Company’s outstanding common stock under the stock repurchase program and repayment of capital lease obligations of $0.1 million, partially offset by proceeds from the issuance of common stock under the ESPP of $0.5 million.

- 44 of 85 -

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

The following table summarizes our contractual obligations as of March 31, 2009, (fiscal years ended March 31, in thousands):

	Payments due by period
	Fiscal 2010	Fiscal 2011	Beyond 2011	Total
Operating lease obligations	$385	$193	$-	$578
Purchase obligations	353	-	-	353
	$738	$193	$-	$931

Effective April 1, 2007, we adopted the provisions of FIN 48. Refer to Note 16 of Notes to Consolidated Financial Statements in this Form 10-K. As of March 31, 2009, the liability for uncertain tax positions was $193,000 in addition to the interest and tax penalties of $62,000, of which none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash and cash equivalents of $45.6 million as of March 31, 2009 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation on our operations, we do not believe inflation has had a material effect on net sales or net loss during fiscal 2009, 2008 and 2007.

- 45 of 85 -

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We have evaluated the estimated fair value of our financial instruments. The amounts reported as cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term maturities.

We have little exposure to foreign currency risk as all our sales are denominated in US dollars as is most of our spending.

We are exposed to financial market risks primarily due to changes in interest rates.  We do not use derivatives to alter the interest characteristics of our investment securities.  As of March 31, 2009, we had no short term investments and our cash and cash equivalents were comprised primarily of money market funds.  Our short-term investments and cash and cash equivalents generated interest income of $0.7 million and $2.5 million in fiscal year 2009 and 2008, respectively.  Based on our short-term investments and cash and cash equivalent balances as of March 31, 2009 and March 31, 2008, one percentage point change in interest rates would cause change in our annual interest income in an amount of approximately $0.46 million compared to $0.52 million as of March 31, 2008.

- 46 of 85 -

ITEM 8.    Financial Statements and Supplementary Data.

- 47 of 85 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
California Micro Devices Corporation

We have audited the accompanying consolidated balance sheets of California Micro Devices Corporation (the “Company”), a Delaware corporation, as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the appendix appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of California Micro Devices Corporation as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), California Micro Devices Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated June 9, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Jose, California
June 9, 2009

- 48 of 85 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
California Micro Devices Corporation

We have audited California Micro Devices Corporation’s (a Delaware Corporation) internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). California Micro Devices Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on California Micro Devices Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, California Micro Devices Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of California Micro Devices Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15.  Our report dated June 9, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Jose, California
June 9, 2009

- 49 of 85 -

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	March 31,	March 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$45,605	$32,925
Short-term investments	-	18,671
Accounts receivable, net	4,168	6,155
Inventories	5,228	6,434
Deferred tax assets	183	1,508
Prepaid expenses and other current assets	1,089	1,188
Total current assets	56,273	66,881
Property, plant and equipment, net	3,525	5,596
Goodwill	-	5,258
Intangible assets, net	23	267
Other long-term assets	92	83
TOTAL ASSETS	$59,913	$78,085

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,775	$6,120
Accrued liabilities	1,585	2,165
Deferred margin on shipments to distributors	974	1,904
Current maturities of capital lease obligations	-	132
Total current liabilities	6,334	10,321
Other long-term liabilities	221	350
Total liabilities	6,555	10,671
Commitments and contingencies
Shareholders' equity:
Preferred stock - 10,000,000 shares authorized; none issued
and outstanding as of March 31, 2009 and March 31, 2008	-	-
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; 23,553,019 shares issued and
22,879,696 shares outstanding as of March 31, 2009 and
23,302,274 shares issued and outstanding as of March 31, 2008	120,383	117,806
Accumulated other comprehensive income	-	48
Accumulated deficit	(65,602)	(50,440)
	54,781	67,414
Treasury stock, at cost; 673,323 shares as of March 31, 2009
and none as of March 31, 2008	(1,423)	-
Total shareholders' equity	53,358	67,414
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,913	$78,085
The accompanying notes are an integral part of these financial statements.

- 50 of 85 -

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended March 31,
	2009	2008	2007
Net sales	$49,273	$59,217	$68,006
Cost of sales	34,425	39,599	42,790
Gross margin	14,848	19,618	25,216
Operating expenses:
Research and development	10,303	7,097	7,977
Selling, general and administrative	14,652	15,264	16,757
Goodwill impairment	5,258	-	-
In-process research and development	-	-	2,210
Amortization/Impairment of intangible assets	133	165	158
Total operating expenses	30,346	22,526	27,102
Operating loss	(15,498)	(2,908)	(1,886)
Other income, net	1,647	2,390	2,432
Income (loss) before income taxes	(13,851)	(518)	546
Provision for income taxes	1,311	896	627
Net loss	$(15,162)	$(1,414)	$(81)

Net loss per share–basic and diluted	$(0.65)	$(0.06)	$(0.00)
Weighted average common shares outstanding–basic and diluted	23,246	23,233	23,027

The accompanying notes are an integral part of these financial statements.

- 51 of 85 -

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(amounts in thousands)
						Accumulated
						Other
	Common Stock		Accumulated	Treasury Stock		Comprehensive
	Shares	Amount	Deficit	Shares	At Cost	Income (Loss)	Total
Balance at March 31, 2006	22,855	$110,673	$(48,796)	-	$-	$(5)	$61,872
Exercise of stock options	208	688	-	-	-	-	688
Issuance of common stock through employee stock purchase plan	88	412	-	-	-	-	412
Stock-based compensation	-	3,143	-	-	-	-	3,143
Tax benefit to equity	-	7	-	-	-	-	7
Components of comprehensive loss:
Net loss	-	-	(81)	-	-	-	(81)
Unrealized gain on available-for-sale securities	-	-	-	-	-	5	5
Comprehensive loss							(76)
Balance at March 31, 2007	23,151	$114,923	$(48,877)	-	$-	$-	$66,046
Exercise of stock options	25	80	-	-	-	-	80
Issuance of common stock through employee stock purchase plan	126	436	-	-	-	-	436
Stock-based compensation	-	2,365	-	-	-	-	2,365
Tax benefit to equity	-	2	-	-	-	-	2
Cumulative effect related to the initial adoption of FIN 48	-	-	(149)	-	-	-	(149)
Components of comprehensive loss:
Net loss	-	-	(1,414)	-	-	-	(1,414)
Unrealized gain on available-for-sale securities	-	-	-	-	-	48	48
Comprehensive loss							(1,366)
Balance at March 31, 2008	23,302	$117,806	$(50,440)	-	$-	$48	$67,414
Issuance of common stock through employee stock purchase plan	251	532	-	-	-	-	532
Stock-based compensation	-	2,045	-	-	-	-	2,045
Repurchase of outstanding common stock	-	-	-	(673)	(1,423)	-	(1,423)
Components of comprehensive loss:
Net loss	-	-	(15,162)	-	-	-	(15,162)
Unrealized loss on available-for-sale securities	-	-	-	-	-	(48)	(48)
Comprehensive loss							(15,210)
Balance at March 31, 2009	23,553	$120,383	$(65,602)	(673)	$(1,423)	$-	$53,358

The accompanying notes are an integral part of these financial statements.

- 52 of 85 -

CALIFORNIA MICRO DEVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(15,162)	$(1,414)	$(81)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	2,441	2,095	1,582
Accretion of investment purchase discounts	(86)	(1,144)	(1,495)
Amortization of intangible assets	78	165	158
Goodwill impairment	5,258	-	-
Impairment of intangible assets	55	-	-
In-process research and development	-	-	2,210
Stock-based compensation	2,045	2,365	3,143
Tax benefit from share-based payment arrangement	-	(2)	(7)
(Gain) loss on sale of fixed assets and intangible assets	(960)	24	-
Changes in assets and liabilities:
Accounts receivable, net	1,987	1,359	3,106
Inventories	1,206	(1,262)	130
Deferred tax assets	1,325	693	510
Accounts payable and other current liabilities	(3,015)	1,194	(1,617)
Deferred margin on shipments to distributors	(930)	425	(1,205)
Other assets and liabilities	53	(98)	291
Net cash provided by (used in) operating activities	(5,705)	4,400	6,725

Cash flows from investing activities:
Purchases of short-term investments	(28,910)	(112,680)	(168,947)
Sales and maturities of short-term investments	47,619	142,317	163,289
Payments for acquisition, net of cash acquired	-	(1,031)	(6,994)
Capital expenditures	(447)	(2,375)	(2,928)
Proceeds from sale of fixed assets and intangible assets	1,146	-	-
Net cash provided by (used in) investing activities	19,408	26,231	(15,580)

Cash flows from financing activities:
Repayments of capital lease obligations	(132)	(132)	(132)
Proceeds from employee stock compensation plans	532	516	1,100
Repurchase of outstanding common stock	(1,423)	-	-
Tax benefit from share-based payment arrangement	-	2	7
Net cash provided by (used in) financing activities	(1,023)	386	975

Net increase (decrease) in cash and cash equivalents	12,680	31,017	(7,880)
Cash and cash equivalents at beginning of period	32,925	1,908	9,788
Cash and cash equivalents at end of period	$45,605	$32,925	$1,908

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11	$11	$13
Income taxes	$107	$47	$139
Supplemental disclosure of non-cash investing activity:
Fixed asset acquired under capital lease	$-	$-	$396

The accompanying notes are an integral part of these financial statements.

- 53 of 85 -

CALIFORNIA MICRO DEVICES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION

We design and sell application specific protection devices and display electronics devices for high volume applications in the mobile handset, digital consumer electronics and personal computer markets as well as application specific protection devices in high brightness light emitting diodes (HBLED) market. End customers for our semiconductor products are original equipment manufacturers (OEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products.

In the accompanying consolidated financial statements, fiscal 2009, 2008 and 2007 refer to the twelve months ended March 31, 2009, 2008 and 2007 respectively. Certain immaterial prior year amounts in the financial statements and notes thereto have been reclassified to conform to the fiscal 2009 presentation.

The consolidated financial statements include the accounts of California Micro Devices Corporation and its wholly owned subsidiary, Arques Technology Taiwan, Inc. Intercompany accounts and transactions have been eliminated.

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

Short- term Investments

Short-term investments represent investments in certificates of deposits and debt securities with remaining maturities less than 360 days. We used to invest our excess cash in high quality financial instruments. We classified our marketable securities as available for sale securities. Our available for sale securities have been carried at fair value, with unrealized gains and losses reported in a separate component of shareholders’ equity. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities is included in interest income. Interest on securities classified as available for sale is also included in interest and other income, net. The cost of securities sold is based on the specific identification method.

- 54 of 85 -

Fair Value Measurement – Definition and Hierarchy

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

Determination of Fair Value

As of March 31, 2009, our cash equivalents of $44.9 million include money market funds and are classified as Level 1 because these securities are valued based on unadjusted quoted market prices in active markets for identical securities.

Inventories

Inventories are stated at the lower of cost, determined on a first-in first-out basis, or market.

We estimate excess and obsolete inventory based on a comparison of the quantity and cost of inventory on hand to management’s forecast of customer demand for the next twelve months. In forecasting customer demand, we make estimates as to, among other things, the timing of sales, the mix of products sold to customers, the timing of design wins and related volume purchases by new and existing customers, and the timing of existing customers’ transition to new products. We also use historical trends as a factor in forecasting customer demand, especially that from our distributors. We review our excess and obsolete inventory on a quarterly basis considering the known facts. Generally, inventories in excess of twelve months demand are written down and the related charge is recorded to cost of sales. Once inventory is written down, it is valued as such until it is sold or otherwise disposed of even if in subsequent periods we forecast demand for this product.

- 55 of 85 -

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized. Maintenance, repairs and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the assets. Depreciation expense of fiscal years 2009, 2008 and 2007 was $1.7 million, $1.7 million and $1.6 million respectively.

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

Goodwill and Other Intangible Assets

Goodwill is recorded when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We perform an annual impairment review of goodwill in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at the reporting unit level at least annually and more frequently if there are indicators of impairment. An impairment loss is recognized if the estimated fair value is less than the carrying value of goodwill. The amount of impairment loss is measured as the difference between the carrying value of goodwill and its estimated fair value.

Due to the economic environment, our operating results, and the sustained decline in our market valuation, we have performed an interim goodwill impairment analysis during the third quarter of fiscal 2009 pursuant to the steps and requirements under SFAS No. 142. The analysis indicated that the estimated fair value of the reporting unit is less than the corresponding carrying amount and the goodwill is no longer recoverable. Therefore, we determined that goodwill is fully impaired during fiscal 2009.

For further discussion of goodwill, see Note 5 to these consolidated financial statements.

- 56 of 85 -

Intangible assets consisted of developed and core technology and distributor relationships.  Developed and core technology is being amortized over an estimated useful life of four years. The value attributed to the distributor relationships was based upon the expected costs to replace such customers and was amortized over its estimated useful life of two years. In the quarter following the period in which intangible assets become fully amortized, the fully amortized balances are removed from the gross asset and accumulated amortization amounts. For further discussion of intangible assets, see Note 5 to these consolidated financial statements. We perform an annual review of our intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, we assess the recoverability of intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

Revenue from sales of our standard products to distributors whose terms provide for price concessions or for product return rights is recognized when the distributor sells the product to an end customer. When we sell such products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”. We receive periodic reports from our distributors of their inventory of our products and when we test our inventory in order to determine the extent, if any, to which we have excess or obsolete inventory, we also test the inventory held by our distributors. For our custom products and end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor, because our contractual arrangements provide for no right of return or price concessions for those products.

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

- 57 of 85 -

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

The allowance for doubtful accounts as of March 31, 2009 and March 31, 2008 was $1,000 and $19,000 respectively.

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

We expense all research and development and advertising costs as incurred. Advertising expense was immaterial for fiscal years 2009, 2008 and 2007.

We generally pay for the cost of shipping our products to our customers. These costs are charged to cost of sales or selling expenses, as appropriate.

Net Loss Per Share

Basic and diluted net loss per share was computed using the net loss and weighted average number of common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Net loss	$(15,162)	$(1,414)	$(81)

Weighted average common shares outstanding used in
calculation of net loss per share - Basic and diluted:	23,246	23,233	23,027

Net loss per share - Basic and diluted	$(0.65)	$(0.06)	$(0.00)

- 58 of 85 -

The weighted average common stock outstanding used in the calculations of both basic and diluted net loss per share for each fiscal year 2009, 2008 and 2007 is the same due to the net loss for all the fiscal years. In fiscal 2009, 2008 and 2007, all of the stock options outstanding to purchase 5,413,000, 4,946,000 and 4,311,000, respectively of the Company’s common stock were excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.

Stock-Based Compensation

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and used the modified prospective transition method.

In accordance with the fair value recognition provisions of SFAS 123(R), we estimate the stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense on a graded vesting schedule over the requisite service period of the award. We estimate the value of employee stock options on the date of grant using a Black-Scholes model. The determination of fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The use of a Black-Scholes model requires the use of extensive actual employee exercise behavior data and complex assumptions including expected volatility, risk-free interest rate and expected dividends.

As stock-based compensation expense recognized in the consolidated statements of operations for the years ended March 31, 2009, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, presented in the accompanying balance sheets, consists of the accumulated net unrealized gains on available for sale securities.

The accumulated other comprehensive income as at March 31, 2009 and March 31, 2008, was $0 and $48,000 respectively. For the years ended March 31, 2009 and March 31, 2008, amounts classified out of accumulated other comprehensive income into statement of operations were $48,000 and $0 respectively.

Income Taxes

Statement of Financial Accounting Standard No. 109 ("SFAS 109") provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As of March 31, 2009, a full valuation allowance was recorded against the deferred tax assets.  We will continue to assess the realizability of the deferred tax asset based on actual and forecasted operating results.

- 59 of 85 -

As of April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in the recognition or measurement are reflected in the period in which the change in judgment occurs.  Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued.  The effective date for SFAS 165 is for interim or annual periods ending on or after June 15, 2009. We believe that there is no material impact of SFAS 165 on our financial position and results of operations.

- 60 of 85 -

3.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	March 31,
	2009	2008
Cash	$740	$602
Money market funds	44,865	32,323
Total cash and cash equivalents	$45,605	$32,925

There were no short-term investments as of March 31, 2009. Short-term investments as of March 31, 2008 include $12.1 million of U.S Agency notes, $1.5 million of Commercial paper and $5.1 million of Asset-backed securities.

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

The cost of the acquisition was $8.4 million, comprised of (a) $5.6 million paid at closing to Arques shareholders, (b) $1.8 million related to costs of the transaction, including assumption of Arques transaction-related costs in lieu of a portion of the payment due to the shareholders and (c) another $1.0 million which CMD retained at the time of acquisition and paid to Arques shareholders in 12 months, during fiscal 2008, as reduced by intervening indemnification obligations of Arques to CMD. In addition, the definitive merger agreement called for CMD to pay an earn-out, 80% to Arques shareholders and 20% to certain Arques employees, in approximately 18 months, as reduced by intervening unpaid indemnification obligations of Arques to CMD, if certain conditions, on which the earn-out payment was based, were met. There was no earn-out payment made to the Arques shareholders and employees because the conditions, on which the payout was based, were not met.

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

- 61 of 85 -

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

Intangible assets consist of developed and core technology and distributor relationships.  Developed and core technology is amortized over an estimated useful life of four years. The value attributed to the distributor relationships was based upon the expected costs to replace such customers and was amortized over its estimated useful life of two years. These intangible assets were valued using discount rates ranging from 18% to 23%. Refer to Note 5 of these financial statements for further discussion of intangible assets.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets ("SFAS 142") goodwill is tested for impairment on annual basis, or earlier if events or circumstances indicate the carrying value may not be recoverable. We usually perform our annual test for impairment of goodwill during our fourth fiscal quarter. However, during the quarter ended December 31, 2008, the Company saw indicators of potential impairment of goodwill, including the current economic environment, our operating results, and the sustained decline in our market valuation, which caused the Company to perform an interim goodwill impairment analysis. The analysis indicated that the estimated fair value was less than the corresponding carrying amount and the full amount of goodwill was no longer recoverable. Our entity is deemed as a single reporting unit for our impairment analysis. The fair value was estimated using present value of estimated future cash flows which was consistent with a market-based approach.  As such, we determined that goodwill of $5.3 million was fully impaired.

Intangible Assets

The components of intangible assets, net were as follows (in thousands):

	March 31,	March 31,
	2009	2008
Developed and core technology:
Gross carrying amount	$260	$520
Less accumulated amortization	(237)	(255)
Net carrying amount	$23	$265

Distributor relationships:
Gross carrying amount	$-	$70
Less accumulated amortization	-	(68)
Net carrying amount	$-	$2

Intangible assets, net	$23	$267

- 62 of 85 -

Developed and core technology and distributor relationships have been amortized on a straight-line basis over their estimated useful lives of four years and two years, respectively. The amortization expense for intangible assets was $78,000, $165,000 and $158,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

During fiscal 2009, we performed an annual review of our intangible assets to determine if facts and circumstances exist which indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. We have assessed the recoverability of intangible assets by comparing the projected undiscounted net cash flows associated with the related assets over their remaining lives against their respective carrying amounts.  The review indicated that the estimated fair value is less than its corresponding carrying amount. Therefore, we recognized $55,000 impairment charges during fiscal 2009. No impairment charges were recorded during fiscal 2008 and 2007. In assessing the recoverability of intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. It is reasonably possible that these estimates, or their related assumptions, may change in the future, in which case we may be required to record additional impairment charges for these assets.

Based on intangible assets recorded at March 31, 2009, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is $23,000 in fiscal year 2010.

6.  BALANCE SHEET COMPONENTS

Balance sheet components were as follows (in thousands):

	March 31,	March 31,
	2009	2008
Accounts receivable, net:
Accounts receivable	$4,265	$6,265
Less allowance for doubtful accounts	(1)	(19)
Less sales allowances and return reserves	(96)	(91)
	$4,168	$6,155

Inventories:
Work in process	$2,812	$1,819
Finished goods	2,416	4,615
	$5,228	$6,434

Property, plant and equipment:
Machinery and equipment	$11,388	$11,370
Computer equipment and related software	4,893	4,518
Construction in progress	17	405
	16,298	16,293
Less: accumulated depreciation and amortization	(12,773)	(10,697)
	$3,525	$5,596

Accrued liabilities:
Accrued salaries and benefits	$1,043	$1,183
Other accrued liabilities	542	982
	$1,585	$2,165

- 63 of 85 -

7.  CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk consist primarily of cash equivalents and trade accounts receivable.

We use primarily one financial institution for our banking activities and place our cash in short-term money markets funds. Our balances exceed those insured by the Federal Deposit Insurance Corporation.

At March 31, 2009 and 2008, our three largest customer receivable balances accounted for an aggregate of 45% and 58% of net accounts receivable, respectively. We extend credit to these customers, and management believes that the receivable balances from these large customers are collectible based on our assessment of their financial condition and our past collection experience. However, these customers represent a significant exposure if one or more of them were unable to pay.

8.  CONCENTRATION OF OTHER RISKS

Markets

We sell our products into the mobile handset, digital consumer electronics and personal computer as well as HBLED markets, which are characterized by rapid technological change, intense competitive pressure and volatile demand patterns. Each of these factors either singularly or together in one or more of these markets could result in a rapid change in demand for our products which could result in reduced revenue, operating losses and the obsolescence of our inventory.

Customers

We focus our sales effort on the leaders in our target markets and depend on a few customers for a large portion of our revenue. In addition, our sales are not subject to long term contracts but rather to customer purchase orders which are placed with a short lead time to shipment.

During fiscal 2009, two of our end customers represented a combined 40% of our revenue, and one of our distributors represented 11% of our revenue.  During fiscal 2008, two of our end customers represented a combined 41% of our revenue, and two of our distributors represented a combined 25% of our revenue.  During fiscal 2007, two of our end customers represented a combined 54% of our revenue, and one of our distributors represented 10% of our revenue.

We also have a geographical concentration, with international sales accounting for 87%, 91% and 94% of our net sales in fiscal 2009, 2008 and 2007, respectively. Disruptions in international markets could have a substantial negative effect on our revenues and profitability.

Foundry Partners and Subcontractors

Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers.  These partners are located in China, India, Japan, Korea, Philippines, Taiwan and Thailand.

- 64 of 85 -

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

There was no capital lease obligation as of March 31, 2009. The carrying and estimated fair value of our capital lease obligations as of March 31, 2008 was $132,000.  The fair value of our capital lease obligations was based on the estimated market rate of interest for similar instruments with the same remaining maturities.

10.  CAPITAL LEASE OBLIGATIONS

Capital Lease Obligations

In October 2006, we entered into three year software lease agreements with two vendors for which the capitalized amounts were $362,000 and $34,000, respectively. The imputed interest rate for each of these leases is 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. Interest expense on these leases during fiscal 2009, 2008 and 2007 was $11,000, $11,000 and $4,000, respectively.

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in computer equipment and related software  and was as follows (in thousands):

	March 31,	March 31,
	2009	2008
Capitalized cost	$396	$396
Accumulated amortization	(319)	(187)
Net book value	$77	$209

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

- 65 of 85 -

Future minimum lease payments under non cancelable operating lease agreements having an initial or remaining term in excess of one year at March 31, 2009 are as follows (fiscal years ending March 31, in thousands):

	Payments due by period
	Fiscal 2010	Fiscal 2011	Beyond 2011	Total
Operating lease obligations	$385	$193	$-	$578

Operating lease obligations do not include common area maintenance (“CAM”), insurance and tax payments. Total expense related to CAM, insurance and taxes for fiscal 2009, 2008 and 2007 was $190,000, $216,000 and $204,000 respectively. Rent expense was $550,000, $485,000 and $462,000 in fiscal 2009, 2008 and 2007, respectively. There was no sublease income in fiscal 2009, 2008 and 2007.

Purchase Obligations

Non-cancelable purchase obligations are for wafer fabrication services. As of March 31, 2009, our non-cancelable purchase obligations were as follows (fiscal year ending March 31, in thousands):

	Payments due by period
	Fiscal 2010	Beyond 2010	Total
Purchase obligations	$353	$-	$353

12.  CAPITAL STOCK

Common Stock

We have 50,000,000 shares of common stock authorized with a par value of $0.001 per share. As of March 31, 2009, 23,553,019 shares were issued and 22,879,696 shares were outstanding. As of March 31, 2008, 23,302,274 shares were issued and outstanding.

Preferred Stock

We have 10,000,000 shares of preferred stock authorized, of which 400,000 shares are designated Series A Participating Preferred Stock. The Board of Directors has the authority to issue the Preferred Stock and to fix the rights, privileges, preferences and restrictions related to the Preferred Stock. No shares of preferred stock were outstanding at March 31, 2009 and 2008.

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

- 66 of 85 -

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

Stock Repurchase Program: Treasury Stock

In the second quarter of fiscal 2009, the Company announced that its board of directors had authorized a program to repurchase up to 1 million shares of its outstanding common stock, the exact amount and timing of which will be subject to market conditions, legal requirements and management's judgment as well as other factors. The repurchase transactions may take place in the open market or via private negotiations. The repurchase program may be modified, extended or terminated by the board of directors at any time. During the fiscal year ended March 31, 2009, we repurchased 673,000 shares under this program for $1,423,000.

13.  EMPLOYEE BENEFIT PLANS

Employee Equity Incentive Plan

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align shareholder and employee interests. In our equity incentive program we are able to grant restricted share awards, options, stock units, and stock appreciation rights; however, to date we have only granted options. Under our current equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. As of March 31, 2009, our equity incentive plans consisted of the 2004 Omnibus Incentive Compensation Plan (2004 Plan), 1995 Employee Stock Option Plan (“1995E Plan”), 1995 Non-Employee Directors Plan (the “1995D Plan”) and sub-plan of 1995E Plan for employees and consultants of the United Kingdom (“1995E Sub-Plan”). However, upon the adoption of the 2004 Plan, no further options may be granted under the 1995E Plan and 1995D Plan except up to 50,000 options to UK employees under the 1995 E Sub-Plan, although options already outstanding under the 1995E Plan and 1995D Plan remain outstanding. Additionally, we have the 1995 Employee Stock Purchase Plan (“ESPP”) that allows employees to purchase shares of common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods.

1995E Plan and 1995D Plan

The 1995E Plan was administered by a compensation committee consisting of not less than two independent directors. The 1995D Plan was administered by not less than three members of the Board of Directors and the amount of shares granted to the directors on an annual basis were fixed in amount, as approved by the shareholders.

Under our 1995E Plan, nonqualified stock options were granted to employees and consultants at prices not less than 85% of the fair market value of our common stock on the date of grant. Incentive stock options could also be granted to key employees at prices not less than 100% of the fair market value of our common stock on the date of grant. Since August 2004, our 2004 Plan succeeded the 1995E Plan. As of March 31, 2009, no shares remained available for future grant.

- 67 of 85 -

The 1995D Plan provided for a fixed issuance amount to the directors at prices not less than 100% of the fair market value of the common stock at the time of the grant. Since August 2004, the 2004 Plan succeeded 1995D Plan. As of March 31, 2009, no shares remained available for future grant.

As of March 31, 2009, 9,000 shares remained available for future grants under 1995E Sub-Plan for our employees and consultants in the United Kingdom.

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

Options granted under the 2004 Plan may be incentive stock options or nonqualified options. As of March 31, 2009, 890,000 shares were available for future issuance under the 2004 Plan. In addition, if any outstanding option under the 1995E Plan or the 1995D Plan expires or terminates for any reason without having been exercised in full, then the un-purchased shares subject to that option will be available for additional awards under the 2004 Plan. Any shares granted as options or stock appreciation rights are counted against this limit as one share for every one share granted. Any shares granted as awards other than options or stock appreciation rights are counted against this limit as two shares for every one share granted. If any award granted under the 2004 Plan is forfeited or expires for any reason, then the shares subject to that award will once again be available for additional awards. Shares offered under the 2004 Plan must be authorized but un-issued shares. Under the 2004 Plan, the exercise price of incentive stock options may not be less than 100% of the fair market value of the Common Stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock). Non-statutory stock options may be granted under the 2004 Plan at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. There is no limitation on the amount of common stock to which non-statutory grants may first become exercisable in any calendar year. Re-pricing a stock option or stock appreciation right is not permitted without shareholder approval. Subject to the limitations contained in the 2004 Plan, the Compensation Committee sets the terms of each option grant. Any options that were not exercisable on the date of termination of employment immediately terminate at that time. Usually, exercisable options on the date of termination expire upon, or within, three months of date of termination and, under certain circumstances, exercisable options on the date of termination and incremental options that would have been exercisable had the termination deemed to have happened twelve months after the date of termination, may expire upon twelve months of termination of employment, but not beyond the term of the options. Options granted under the 2004 Plan may not be exercised more than 10 years after the date of grant (five years after the date of grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of our capital stock).

- 68 of 85 -

Non-Stockholder Approved Options

During fiscal 2009, no stock options were granted outside of our stockholder approved 2004 Plan. During fiscal 2008, we granted 150,000 stock options outside of our 2004 Plan to one of our officers upon joining the Company. The weighted average exercise price of these options was $3.36 per share. During fiscal 2007, we granted 371,000 stock options to former employees of Arques outside of our 2004 Plan. The weighted average exercise price of these options was $7.18 per share.

All options granted outside our stockholder-approved plans were granted at exercise prices equal to the fair market value on the date of grant, have vesting periods of four years and expire in ten years. Usually, exercisable options on the date of termination expire upon, or within, three months of date of termination and, under certain circumstances, exercisable options on the date of termination and incremental options that would have been exercisable had the termination deemed to have happened twelve months after the date of termination, may expire upon twelve months of termination of employment, but not beyond the term of the options. Our options granted outside our stockholder-approved plans did not require the approval of, and were not approved by, our stockholders.

Equity Incentive Plan Activities

The following is a summary of stock option activity and related information, including Non-Shareholder Approved Options:

	Shareholder		Non-Shareholder
	Approved Plans		Approved Options		All Options
							Weighted
							Average	Aggregate
		Weighted		Weighted		Weighted	Remaining	Intrinsic
		Average		Average		Average	Contractual	Value
	Shares (in	Exercise	Shares (in	Exercise	Shares (in	Exercise	Term	(in
	thousands)	Price	thousands)	Price	thousands)	Price	(in years)	thousands)
Balance at March 31, 2006	2,987	$6.66	578	$6.38	3,565	$6.61
Granted	1,378	4.42	371	7.18	1,749	5.14
Exercised	(142)	3.49	(67)	2.90	(209)	3.30
Canceled/forfeited/expired	(730)	6.37	(64)	5.03	(794)	6.26
Balance at March 31, 2007	3,493	5.96	818	7.42	4,311	6.24
Granted	1,157	3.80	150	3.36	1,307	3.75
Exercised	(25)	3.18	-	-	(25)	3.18
Canceled/forfeited/expired	(396)	5.03	(251)	7.81	(647)	6.11
Balance at March 31, 2008	4,229	5.48	717	6.43	4,946	5.61
Granted	1,111	3.00	-	-	1,111	3.00
Exercised	-	-	-	-	-	-
Canceled/forfeited/expired	(453)	4.91	(191)	8.71	(644)	6.04
Balance at March 31, 2009	4,887	$4.97	526	$5.60	5,413	$5.03	6.71	$ 65

Exercisable at March 31, 2009					3,211	$6.00	5.38	$ -

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.43 as of March 31, 2009 (the last trading day of our fiscal 2009), which would have been received by the option holders had all option holders with in-the-money options exercised and sold their options as of that date.

- 69 of 85 -

The following table summarizes information about options exercisable and the weighted average exercise price:

	Options Exercisable
		Weighted-
	Number	Average
	Exercisable	Exercise
	(in thousands)	Price
March 31, 2007	1,963	$7.06
March 31, 2008	2,625	6.63
March 31, 2009	3,211	$6.00

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at March 31, 2009:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$1.78	-	$4.00	2,376	8.56	$3.33	608	$3.55
4.01	-	6.00	1,437	6.12	4.96	1,116	5.11
6.01	-	8.00	1,309	4.76	6.69	1,196	6.68
8.01	-	10.00	147	2.92	8.27	147	8.27
10.01	-	22.50	144	3.80	15.29	144	15.29
$1.78	-	$22.50	5,413	6.71	$5.03	3,211	$6.00

No stock options were exercised during fiscal 2009. During fiscal 2008 and 2007, the number of stock options that were exercised was 25,000 and 208,000, respectively, which had intrinsic value of $22,000 and $301,000, respectively.

ESPP

ESPP, as amended most recently on August 21, 2008, is available for all full-time employees possessing less than 5% of the Company’s common stock on a fully diluted basis. The ESPP provides for the issuance of up to 1,940,000 shares at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. Purchase of the shares is made through employees’ payroll deductions and may not exceed 15% of their total compensation. ESPP terminates on August 7, 2013 or earlier at the discretion of our Board of Directors. As of March 31, 2009, 266,000 shares were available for future issuance under ESPP.

- 70 of 85 -

The following is a summary of stock purchased under the plan:

	Year Ended March 31,
	2009	2008	2007
Aggregate purchase price	$532,000	$436,000	$412,000
Shares purchased	250,745	126,021	87,565
Employee participants	47	43	39

Shares Available for Future Issuance under Employee Benefit Plans

As of March 31, 2009, 1,165,000 shares were available for future issuance, which included 266,000 shares of common stock available for issuance under our ESPP, 9,000 under our 1995E Sub-Plan and 890,000 under our 2004 Plan.

Stock-Based Compensation

Effective April 1, 2006, we adopted the provisions of SFAS 123(R) as discussed in Note 2: Significant Accounting Policies. The following table sets forth the total stock-based compensation expense resulting from employee stock options and ESPP included in our consolidated statements of operations for years ended March 31, 2009, 2008 and 2007 (in thousands):

	Year Ended March 31,
	2009	2008	2007
Cost of sales	$334	$349	$472
Research and development	549	599	683
Selling, general and administrative	1,162	1,385	1,916
Stock-based compensation expense before income taxes	2,045	2,333	3,071
Tax benefit	-	2	7
Stock-based compensation expense, net of tax	$2,045	$2,331	$3,064

The effect of recording employee stock-based compensation expense for the years ended March 31, 2009, 2008 and 2007 was as follows (in thousands, except per share amounts):

	Year Ended March 31,
	2009	2008	2007
Impact on income (loss) before income taxes	$(2,045)	$(2,333)	$(3,071)
Impact on net loss	(2,045)	(2,331)	(3,064)
Impact on basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.13)

No stock options were exercised during fiscal 2009. Net cash proceeds from the exercise of stock options were $80,000 and $688,000 during fiscal 2008 and 2007, respectively. Income tax benefit realized from employee stock option exercises during fiscal 2008 and 2007 was $2,000 and $7,000 respectively.

- 71 of 85 -

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the years ended March 31, 2009, 2008 and 2007, respectively:

	Employee Stock Options			Employee Stock Purchase Plan
	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2009	2008	2007	2009	2008	2007
Weighted average fair value	$1.49	$1.85	$2.92	$0.75	$1.23	$1.57
Expected life in years	4.36	4.11	4.03	0.50	0.50	0.50
Volatility	0.63	0.64	0.70	0.53	0.48	0.48
Risk-free interest rate	2.79%	4.05%	4.81%	1.33%	4.61%	5.09%
Dividend Yield	0%	0%	0%	0%	0%	0%

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

 SFAS 123(R) also requires us to develop an estimate of the number of stock-based awards which will be forfeited due to employee turnover. Forfeitures are to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. We currently estimate our forfeiture rate to be 19%, which is based on an average of historical forfeitures.

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

As of March 31, 2009, we had $1.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to employee stock options that will be recognized over the weighted average period of 3 years.

401(K) Savings Plan

We maintain a 401(k) Savings Plan covering substantially all of our employees. Under the plan, contributions from eligible employees are matched by the Company at a rate of 50% up to a maximum of 6% of the employee’s compensation. Employees’ contributions are fully vested at all times, and the Company’s contributions vest incrementally over a two year period. During fiscal 2009, 2008 and 2007, we expensed $276,000, $275,000 and $268,000, respectively, relating to our contributions under the plan.

- 72 of 85 -

14. COMPREHENSIVE LOSS

Comprehensive loss is principally comprised of net loss and unrealized gain (loss) on our available for sale securities. Comprehensive loss for the years ended March 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Net loss	$(15,162)	$(1,414)	$(81)
Unrealized gain (loss) on available for sale securities	(48)	48	5
Comprehensive loss	$(15,210)	$(1,366)	$(76)

15.  OTHER INCOME, NET

Other income, net includes interest income, gain (loss) on sale of fixed assets and intangible assets and other non-operating income (expense). Interest income reflects the amounts earned from investments in cash equivalents and short-term securities.  Significant components of other income, net, were as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Interest income	$668	$2,465	$2,511
Gain (loss) on sale of fixed assets and intangible assets	960	(24)	-
Other non-operating income (expense), net	19	(51)	(79)
Other income, net	$1,647	$2,390	$2,432

16.  INCOME TAXES

Our income tax provision consisted of the following (in thousands):

	Year Ended March 31,
	2009	2008	2007
Current:
Federal	$(47)	$18	$92
State	2	4	(2)
Foreign	109	80	26
	$64	$102	$116
Deferred:
Federal	$1,180	$683	$469
State	67	111	42
Foreign	-	-	-
	$1,247	$794	$511

Provision for income taxes	$1,311	$896	$627

- 73 of 85 -

The provision for income taxes differs from the amount computed by applying the U.S. statutory rate of 34% to the income before income taxes for the years ended March 31, 2009, 2008 and 2007. The principal reasons for this difference are as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007
Income tax expense at U.S. statutory rate	$(4,709)	$(176)	$185
Valuation allowance	3,191	871	395
Goodwill	1,788	-	-
IPR&D	-	-	751
Losses (benefitted)/no current benefit	1,247	32	(1,095)
Other	(206)	169	391
Provision for income taxes	$1,311	$896	$627

In fiscal 2009, 2008, and 2007, income (loss) before income taxes included $115,000, ($408,000), and ($582,000), respectively, of net income (loss) of our foreign subsidiary, Arques Technology Taiwan, Inc.  Deferred income taxes reflect the tax effects of net operating loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	Year Ended March 31,
	2009	2008
Deferred Tax Assets:
Net operating losses	$21,038	$19,651
Research and other credits	1,311	1,170
Write down of inventory	266	199
Stock-based compensation	2,442	1,779
Other non-deductible accruals and reserves	1,348	1,740
Total deferred tax assets	26,405	24,539
Valuation allowance	(26,222)	(23,031)
Net deferred tax assets	183	1,508
Deferred tax liabilities:
Tax over book depreciation	135	165
Intangible assets	48	96
Total net deferred tax assets	$-	$1,247

As of March 31, 2009, we had net operating loss carryforwards for federal and state income tax purposes of $61 million and $19 million, respectively, which expire in the years 2013 through 2029 for the federal and state losses, and federal and state research and development credits of $790,000 and $2,174,000, respectively. The federal research and development tax credits began to expire in fiscal 2009, while the state research and development tax credits carryforward indefinitely. There were no foreign net operating loss carryforwards as of March 31, 2009.

Utilization of our net operating loss is subject to annual limitations due to the ownership change provisions of the Internal Revenue Code and similar state provisions.  The annual limitations could result in the inability to fully offset future annual taxable income and could result in the expiration of the net operating loss before utilization.

- 74 of 85 -

Statement of Financial Accounting Standard No. 109 ("FAS 109") provides that deferred tax assets may be established by the Company for the future benefit of net operating losses, research and development credits, and certain other items, subject to a valuation allowance.  The valuation allowance is necessary if based on available evidence that it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Management believed that it is more likely than not that $1.2 million of the deferred tax assets as of March 31, 2008 will be realized in the following year. As of March 31 2009, a full valuation allowance of $26.2 million was recorded against the deferred tax assets.  The valuation allowance increased by $3.2 million during the year ended March 31, 2009 and increased by $0.9 million during the year ended March 31, 2008.

At March 31, 2009 and March 31, 2008, $3.5 million of the valuation allowance for deferred tax assets relates to benefits of stock option deductions which, when recognized, will be directly credited to paid in capital.

In evaluating our ability to realize our net deferred tax assets, management considered all available positive and negative evidence, including historical operating results, the existence of cumulative losses in the most recent fiscal years and earnings estimates in fiscal 2010, as deemed sufficiently reliable, on a jurisdiction by jurisdiction basis.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of March 31, 2009, the federal returns for the years ended March 31, 2006 through the current period and certain state returns for the years ended March 31, 2004 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

As a result of the adoption of FIN 48, the Company recognized a $149,000 increase in the liability for uncertain tax positions, which was accounted for as an increase to the April 1, 2007 balance of accumulated deficit. At April 1, 2008, the Company has accrued tax liabilities for unrecognized tax benefits of $167,000 in addition to interest and penalty of $51,000.

A reconciliation of the beginning and ending unrecognized tax benefit amounts for March 31, 2009 are as follows (in thousands):

Year Ended
March 31, 2009
Unrecognized tax benefits at April 1, 2008	$167
Increases in tax positions for current year	44
Increases in tax positions for prior years	-
Lapse in statute of limitations	(18)
Unrecognized tax benefits at March 31, 2009	$193

In addition, interest and penalties resulting from unrecognized tax benefits was $62,000 at March 31, 2009. The unrecognized tax benefits of $193,000 at March 31, 2009, if recognized, will not impact our annual effective tax rate. The Company does not expect the total amount of unrecognized tax benefit as of March 31, 2009 to change significantly in the next twelve months.

- 75 of 85 -

17.  CONCENTRATION AND SEGMENT INFORMATION

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. Our net sales from customers and distributors, individually representing more than 10% of total net sales during fiscal 2009, 2008 and 2007 were as follows:

	Year Ended March 31,
	2009	2008	2007
Original Equipment Manufacturers:
Customer A	19%	25%	17%
Customer B	21%	16%	37%

Distributors:
Distributor A	11%	13%	*
Distributor B	*	12%	10%
_____________
* Distributor accounted for less than 10% of total net sales during the period.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Year Ended March 31,
	2009		2008		2007
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
United States	$6.5	13%	$5.5	9%	$4.4	6%
China	17.8	36%	15.9	27%	28.2	42%
Korea	11.1	23%	19.6	33%	16.5	24%
Taiwan	8.1	16%	11.2	19%	10.4	15%
Singapore	2.5	5%	4.2	7%	6.7	10%
Others	3.3	7%	2.8	5%	1.8	3%
Total net sales	$49.3	100%	$59.2	100%	$68.0	100%

All Property and equipment including equipment on consignment are stated at cost and depreciated over their estimated useful lives using the straight-line method. For equipment on consignment, the Company also requires an agreement with the consignee. A detailed list of the consigned equipment, if any, must be included with the agreement. In fiscal 2008, we entered into an agreement with SPEL, one of our sub-contractors in India, for consigning test and packaging equipment to them, in order to increase their production capacity, in return for periodic repayments and lower product pricing. As of March 31, 2009, we have $1.2 million of test and packaging equipment on consignment in India and $0.5 million of test equipment on consignment in Thailand. Property, plant and equipment by geographic location is summarized as follows (in millions):

	Net Book Value as of March 31,
	2009	2008
USA	$1.4	$2.0
India	1.2	1.9
Thailand	0.5	1.2
Others	0.4	0.5
Total	$3.5	$5.6

- 76 of 85 -

18.  LITIGATION

We are, on occasions, a party to lawsuits, claims, investigations and proceedings, including commercial and employment matters, which are being handled and defended in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the other known relevant facts and circumstances, recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  The accrual for settlement offers was $0 and $20,000 as of March 31, 2009 and March 31, 2008, respectively.

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

20.   GUARANTEES

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the Company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at March 31, 2009 and 2008.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

- 77 of 85 -

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2009, for the Quarter Ended	June 30	September 30	December 31	March 31
	(In thousands, except for per share amounts)
Net sales	$14,099	$16,343	$9,659	$9,172
Gross margin	4,744	5,104	2,475	2,525
Net loss	(919)	(1,965)	(8,911)	(3,367)
Net loss per share:
Basic	(0.04)	(0.08)	(0.38)	(0.15)
Diluted	$(0.04)	$(0.08)	$(0.38)	$(0.15)

Fiscal 2008, for the Quarter Ended	June 30	September 30	December 31	March 31
	(In thousands, except for per share amounts)
Net sales	$13,123	$16,122	$14,955	$15,017
Gross margin	4,087	5,269	4,850	5,412
Net income (loss)	(1,056)	557	230	(1,145)
Net income (loss) per share:
Basic	(0.05)	0.02	0.01	(0.05)
Diluted	$(0.05)	$0.02	$0.01	$(0.05)

- 78 of 85 -

ITEM 9.  Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

There have been no disagreements with our accountant on accounting and financial disclosure.

ITEM 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

(i) Disclosure Controls and Procedures.   We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

(iii)  Evaluation of Disclosure Controls and Procedures.   Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of March 31, 2009, and have determined that they were effective at the reasonable assurance level.

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

- 79 of 85 -

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on the assessment using those criteria, management concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm, Grant Thornton LLP, audited the financial statements included  in this Annual Report on Form 10-K and also audited and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of March 31, 2009.  Each of the report on the audit of internal control over financial reporting and the report on the audit of the financial statements appear elsewhere in this Annual Report on Form 10-K.

 (c) Changes in Internal Control over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There was no change in our internal control over financial reporting identified in connection with the evaluation described in Item 9A(a)(iii) above that occurred during our fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

None.

- 80 of 85 -

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”).

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth in the 2009 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Executive Compensation” and is incorporated herein by reference, except that

(1)  where this Item calls for disclosure of any known late filings or failure by an insider to file a report required by Section 16(a) of the Securities Act, such information is contained in the 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

(2)  where this Item calls for disclosure regarding our nominating and corporate governance committee and audit committee of our Board of Directors and whether or not we have a financial expert serving on the audit committee of our Board of Directors, and if so who that individual is, such information is contained in the 2009 Proxy Statement under the caption “Board Meetings and Committees and Audit Committee Financial Expert” and is incorporated herein by reference.

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

ITEM 11.  Executive Compensation

The information required by this Item is set forth in the 2009 Proxy Statement under the caption “Executive Compensation”, “Director Compensation”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information related to security ownership of certain beneficial owners and security ownership of management is set forth in the 2009 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference and information related to our equity compensation plans is set forth in the 2009 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Information related to certain relationships and related transactions, and director independence is set forth in the 2009 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference and information regarding our corporate governance is set forth in the 2009 Proxy Statement under the captions “Directors and Executive Officers of the Registrant” and “Director Independence” and is incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

The information required by this Item is set forth in the 2009 Proxy Statement under the caption “Ratification of Independent Authors—Audit and Non-Audit Fees” and is incorporated herein by reference.

- 81 of 85 -

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
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.
- 82 of 85 -

Exhibit Number	Description	Incorporated by reference from
10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.33	Lease with The Irvine Company dated May 13, 2005	Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed on February 9, 2009

21.1	List of Subsidiaries is filed herewith.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm, dated June 9, 2009 is filed herewith.

24	Power of attorney is filed herewith.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 is filed herewith.

32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

_______
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

b.           Exhibits 21.1, 23.1, 24, 31.1, 31.2 and 32.1 are filed herewith.
c.           Schedule II to the Company’s financial statements is on page 84.

- 83 of 85 -

SCHEDULE II
CALIFORNIA MICRO DEVICES CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
Years Ended March 31, 2009, 2008 and 2007
(in thousands)

	Balance at	Charged to		Balance at
	beginning of	expenses or	Deductions	end of
	fiscal year	other accounts	or write off	fiscal year
Valuation allowance for deferred tax assets
Fiscal 2009	$23,031	$3,191	$-	$26,222
Fiscal 2008	22,160	871	-	23,031
Fiscal 2007	18,961	3,199	-	22,160

Allowance for doubtful accounts
Fiscal 2009	19	-	(18)	1
Fiscal 2008	320	-	(301)	19
Fiscal 2007	146	174	-	320

Sales allowances and return reserve
Fiscal 2009	91	5	-	96
Fiscal 2008	70	21	-	91
Fiscal 2007	$112	$-	$(42)	$70

- 84 of 85 -

CALIFORNIA MICRO DEVICES CORPORATION SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of June 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of June 2009.

By:
	/S/ ROBERT V. DICKINSON	President, Chief Executive Officer and Director
_________________________________________
	Robert V. Dickinson	(Principal Executive Officer)

	/s/ KEVIN J. BERRY	Chief Financial Officer
_________________________________________
	Kevin J. Berry	(Principal Financial and Accounting Officer)

	/S/ WADE F. MEYERCORD	Chairman of the Board
_________________________________________
Wade F. Meyercord

	/S/ EDWARD C. ROSS	Director
_________________________________________
Edward C. Ross

	/S/ JOHN L. SPRAGUE	Director
_________________________________________
John L. Sprague

	/S/ DAVID L. WITTROCK	Director
_________________________________________
David L. Wittrock

	/S/ DAVID W. SEAR	Director
_________________________________________
David W. Sear

- 85 of 85 -