Form 10-Q
period 2009-06-30
CALIFORNIA MICRO DEVICES CORP
filed 2009-08-10
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________

FORM 10-Q
__________________

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of July 31, 2009 was 22,917,914.

- 1 of 43 -

California Micro Devices Corporation
Form 10-Q for the Quarter Ended June 30, 2009

- 2 of 43 -

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Net sales	$9,348	$14,099
Cost of sales	7,067	9,355
Gross margin	2,281	4,744
Operating expenses:
Research and development	2,117	2,284
Selling, general and administrative	3,617	3,865
Amortization of intangible assets	6	34
Total operating expenses	5,740	6,183
Operating loss	(3,459)	(1,439)
Other income (expense), net	(11)	294
Loss before income taxes	(3,470)	(1,145)
Income tax benefit	(18)	(226)
Net loss	$(3,452)	$(919)

Net loss per share–basic and diluted	$(0.15)	$(0.04)
Weighted average common shares outstanding–basic and diluted	22,892	23,366

See Notes to Condensed Consolidated Financial Statements.

- 3 of 43 -

California Micro Devices Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$44,330	$45,605
Accounts receivable, net	4,569	4,168
Inventories	4,417	5,228
Deferred tax assets	183	183
Prepaid expenses and other current assets	956	1,089
Total current assets	54,455	56,273
Property, plant and equipment, net	2,994	3,525
Intangible assets, net	17	23
Other long-term assets	85	92
TOTAL ASSETS	$57,551	$59,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,704	$3,775
Accrued liabilities	1,329	1,585
Deferred margin on shipments to distributors	1,038	974
Total current liabilities	7,071	6,334
Other long-term liabilities	207	221
Total liabilities	7,278	6,555
Commitments and contingencies
Stockholders' equity:
Preferred stock - 10,000,000 shares authorized; none issued
and outstanding as of June 30, 2009 and March 31, 2009	-	-
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; 23,677,738 shares issued and
22,917,914 shares outstanding as of June 30, 2009 and
23,553,019 shares issued and 22,879,696 shares outstanding
as of March 31, 2009	120,988	120,383
Accumulated deficit	(69,054)	(65,602)
Total	51,934	54,781
Treasury stock, at cost; 759,824 shares as of June 30, 2009
and 673,323 shares as of March 31, 2009	(1,661)	(1,423)
Total stockholders' equity	50,273	53,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$57,551	$59,913

See Notes to Condensed Consolidated Financial Statements.

- 4 of 43 -

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,452)	$(919)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	597	621
Stock-based compensation	396	563
Amortization of intangible assets	6	34
Accretion of investment purchase discounts	-	(14)
Changes in assets and liabilities:
Accounts receivable, net	(401)	675
Inventories	811	(368)
Accounts payable and other current liabilities	675	(197)
Deferred margin on shipments to distributors	64	(101)
Other assets and liabilities	126	75
Net cash provided by (used in) operating activities	(1,178)	369

Cash flows from investing activities:
Capital expenditures	(68)	(147)
Sales and maturities of short-term investments, net of purchases	-	9,274
Net cash provided by (used in) investing activities	(68)	9,127

Cash flows from financing activities:
Repurchase of outstanding common stock	(238)	-
Proceeds from employee stock compensation plans	209	272
Net cash provided by (used in) financing activities	(29)	272

Net increase (decrease) in cash and cash equivalents	(1,275)	9,768
Cash and cash equivalents at beginning of period	45,605	32,925
Cash and cash equivalents at end of period	$44,330	$42,693

See Notes to Condensed Consolidated Financial Statements.

- 5 of 43 -

California Micro Devices Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of June 30, 2009, and the results of operations for the three month periods ended June 30, 2009 and 2008, and cash flows for the three month periods ended June 30, 2009 and 2008.  Results for the three month period are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2010. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current 2010 presentation.

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

3. Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141(R), “Business Combinations” (SFAS 141(R)) which expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in earnings, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. Adoption of SFAS 141(R) is required on a prospective basis for fiscal years beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We did not complete any business combinations in the first quarter of fiscal 2010 and therefore there was no impact of SFAS 141(R) on our financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160) which re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. We did not have any non-controlling interest in our consolidated financial statements in the first quarter of fiscal 2010 and therefore there was no impact of SFAS 160 on our financial position and results of operations.

- 6 of 43 -

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (SFAS 165) which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued.  The effective date for SFAS 165 is for interim or annual periods ending on or after June 15, 2009. We adopted SFAS 165 during our first fiscal quarter ended June 30, 2009 and thus evaluated our financial statements for subsequent events through August 10, 2009, the date the financial statements are issued. Refer note 17 of notes to condensed consolidated financial statements in this Form 10-Q.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” which establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Under SFAS 168, rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants and all guidance contained in the Codification carries an equal level of authority. SFAS 168 shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We believe that the adoption of SFAS 168 will not have a material impact on our financial position and results of operations.

4. Cash and Cash Equivalents

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	June 30,	March 31,
	2009	2009
Cash	$469	$740
Money market funds	43,861	44,865
Total cash and cash equivalents	$44,330	$45,605

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

Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect own estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

- 7 of 43 -

Determination of Fair Value

As of June 30, 2009 and March 31, 2009, our cash equivalents of $43.9 million and $44.9 million, respectively,  included money market funds and were classified as Level 1 because these securities were valued based on unadjusted quoted market prices in active markets for identical securities.

6. Intangible Assets

The intangible assets, net were as follows (in thousands):
	June 30,	March 31,
	2009	2009
Developed and core technology:
Gross carrying amount	$260	$260
Less accumulated amortization	(243)	(237)
Net carrying amount	$17	$23

Developed and core technology is being amortized on a straight-line basis over an estimated useful life of four years. The amortization expense for intangible assets was $6,000 and $34,000 for the three months ended June 30, 2009 and 2008, respectively.

Based on intangible assets recorded at June 30, 2009, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is $17,000 in remainder of fiscal 2010.

7.  Balance Sheet Components

Balance sheet components were as follows (in thousands):
	June 30,	March 31,
	2009	2009
Accounts receivable, net:
Accounts receivable	$4,847	$4,265
Less sales allowances and return reserves	(274)	(96)
Less allowance for doubtful accounts	(4)	(1)
	$4,569	$4,168

Inventories:
Raw materials	$117	$-
Work in process	2,308	2,812
Finished goods	1,992	2,416
	$4,417	$5,228

Property, plant and equipment:
Machinery and equipment	$11,409	$11,388
Computer equipment and related software	4,941	4,893
Construction in progress	14	17
	16,364	16,298
Less: accumulated depreciation and amortization	(13,370)	(12,773)
	$2,994	$3,525

Accrued liabilities:
Accrued salaries and benefits	$953	$1,043
Other accrued liabilities	376	542
	$1,329	$1,585

- 8 of 43 -

8. Capital Lease Obligations

In October 2006, we entered into three year software lease agreements with two vendors for which the capitalized amounts were $362,000 and $34,000, respectively. The imputed interest rate for each of these leases is 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. Interest expense on these leases during the three months ended June 30, 2009 and 2008 was immaterial.

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in computer equipment and related software and was as follows (in thousands):

	June 30,	March 31,
	2009	2009
Capitalized cost	$396	$396
Accumulated amortization	(352)	(319)
Net book value	$44	$77

Amortization expense for fixed assets purchased under capital leases is included in the line item titled “depreciation and amortization” on our condensed consolidated statements of cash flows.

9. Employee Stock Benefit Plans

Our equity incentive program is a long-term retention program that is intended to attract and retain qualified management and technical employees and align stockholder and employee interests. Under our current equity incentive program, stock options have varying vesting periods typically over four years and are generally exercisable for a period of ten years from the date of issuance and are granted at prices equal to the fair market value of the Company’s common stock at the grant date. These plans are described fully in the notes to consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Stock Options

Stock option activity for the three months ended June 30, 2009, is as follows:

	Stockholder		Non-Stockholder
	Approved Plans		Approved Options		All Options
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at March 31, 2009	4,887	$4.97	526	$5.60	5,413	$5.03
Granted	37	2.54	-	-	37	2.54
Exercised	-	-	-	-	-	-
Canceled/Forfeited/Expired	(188)	4.17	-	-	(188)	4.17
Balance at June 30, 2009	4,736	$4.98	526	$5.60	5,262	$5.04	6.49	$52,190

Exercisable at June 30, 2009					3,321	$5.93	5.30	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $2.46 as of June 30, 2009, which would have been received by the option holders had all option holders with in-the-money options exercised and sold their options as of that date.

There were no exercises of stock options during the three months ended June 30, 2009 and 2008.

- 9 of 43 -

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at June 30, 2009:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$1.78	-	$4.00	2,317	8.37	$3.33	693	$3.53
4.01	-	6.00	1,365	5.85	4.96	1,113	5.08
6.01	-	8.00	1,289	4.54	6.69	1,224	6.68
8.01	-	10.00	147	2.67	8.27	147	8.27
10.01	-	22.50	144	3.55	15.29	144	15.29
$1.78	-	$22.50	5,262	6.49	$5.04	3,321	$5.93

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. We issued 124,719 and 106,646 shares under the ESPP during the three months ended June 30, 2009 and 2008, respectively. Net cash proceeds from the ESPP were $209,000 and $272,000 for the three months ended June 30, 2009 and 2008, respectively.

Shares Available for Future Issuance under Employee Benefit Plans

As of June 30, 2009, 1,191,268 shares were available for future issuance, which included 1,040,722 shares of common stock available for issuance under our 2004 Omnibus Incentive Compensation Plan, 141,546 under our ESPP and 9,000 under our UK Sub-Plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three months ended June 30, 2009 and 2008 resulting from employee stock options and our ESPP included in our condensed consolidated statements of operations in accordance with FAS 123(R) (in thousands):

	Three months ended June 30,
	2009	2008
Cost of sales	$60	$80
Research and development	95	152
Selling, general and administrative	241	331
Stock-based compensation expense	$396	$563

- 10 of 43 -

The effect of recording employee stock-based compensation expense for the three months ended June 30, 2009 and 2008 was as follows (in thousands, except per share amounts):

	Three months ended June 30,
	2009	2008
Impact on loss before income taxes	$(396)	$(563)
Impact on net loss	(396)	(563)
Impact on basic and diluted net loss per share	$(0.02)	$(0.02)

No income tax benefit was realized from ESPP purchases during the three months ended June 30, 2009 and 2008.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three months ended June 30, 2009 and 2008:

	Employee Stock Options		ESPP
	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Weighted average fair value	$1.26	$1.57	$0.96	$0.92
Expected life in years	4.39	4.11	0.50	0.50
Volatility	0.63	0.64	0.69	0.59
Risk-free interest rate	1.95%	2.74%	0.30%	1.74%
Dividend Yield	0%	0%	0%	0%

We currently estimate our forfeiture rate to be 19%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover.

As of June 30, 2009, we had $0.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.4 years.

10. Stock Issuances

During the three months ended June 30, 2009 and 2008, we issued the following shares of common stock under our ESPP:

	Three months ended June 30,
	2009	2008
Shares issued	124,719	106,646
Total proceeds	$209,000	$272,000

11. Stock Repurchase Program; Treasury Shares

In the second quarter of fiscal 2009, the Company announced that its board of directors had authorized a program to repurchase up to 1 million shares of its outstanding common stock, the exact amount and timing of which will be subject to market conditions, legal requirements and management's judgment as well as other factors. The repurchase transactions may take place in the open market or via private negotiations. The repurchase program may be modified, extended or terminated by the board of directors at any time. During the three months ended June 30, 2009, we repurchased 86,501 shares under this program for $237,000. As of June 30, 2009, 240,176 shares of common stock remain authorized for repurchase under our repurchase program.

- 11 of 43 -

12. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2009	2008
Net loss	$(3,452)	$(919)
Weighted average common shares outstanding used in the calculation of net loss per share - basic and diluted	22,892	23,366
Net loss per share - basic and diluted	$(0.15)	$(0.04)

Basic and diluted net loss per share were computed using the net loss and weighted average number of common shares outstanding during the period. Due to our net loss for the three months ended June 30, 2009 and 2008, all of our stock options outstanding to purchase 5,262,000 and 4,777,000, respectively, of the company’s common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

13. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized loss on our available for sale securities. Comprehensive loss for the three months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Net loss	$(3,452)	$(919)
Unrealized loss on available for sale securities	-	(38)
Comprehensive loss	$(3,452)	$(957)

14. Income Taxes

We determine the amount of unrecognized tax benefits in accordance with Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). The amount of unrecognized tax benefits as of April 1, 2009 was $255,000, including interest. For the three months ended June 30, 2009, we recorded a net decrease of $26,000 of unrecognized tax benefits, including interest.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The amount of interest and penalties as of April 1, 2009 was $62,000. The additional amount of interest and penalties for the three months ended June 30, 2009 was $2,000.

We estimated that it is more likely than not that the deferred tax assets as of June 30, 2009 and March 31, 2009 will not be realized in the following year. As of June 30, 2009, a full valuation allowance of approximately $28.6 million was recorded against the deferred tax assets. The valuation allowance is increased by approximately $2.4 million during the three months ended June 30, 2009 due to our inability to realize additional deferred tax assets generated during the first quarter of fiscal 2010.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of June 30, 2009, the federal returns for the years ended March 31, 2006 through the current period and certain state returns for the years ended March 31, 2005 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

- 12 of 43 -

15. Concentration and Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. Our net sales from customers and distributors, individually representing more than 10% of total net sales during the three months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended June 30,
	2009	2008
Original Equipment Manufacturers:
Customer A	17%	16%
Customer B	11%	*
Customer C	*	21%

Distributors:
Distributor A	11%	10%
Distributor B	*	13%
______________
* Customer/distributor accounted for less than 10% of total net sales during the period.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	Total	Amount	Total
United States	$1.5	16%	$1.8	13%
China	3.6	39%	3.7	26%
Taiwan	1.7	18%	3.0	21%
Korea	1.1	12%	3.5	25%
Others	1.4	15%	2.1	15%
Total net sales	$9.3	100%	$14.1	100%

All Property and equipment including equipment on consignment are stated at cost and depreciated over their estimated useful lives using the straight-line method. For equipment on consignment, the Company also requires an agreement with the consignee. A detailed list of the consigned equipment, if any, must be included with the agreement. In fiscal 2008, we entered into an agreement with SPEL, one of our sub-contractors in India, consigning test and packaging equipment to them, in order to increase their production capacity, in return for periodic repayments and lower product pricing. As of June 30, 2009, we have $1.0 million, $0.4 million and $0.4 million of equipment on consignment in India, Thailand and China, respectively. Property, plant and equipment by geographic location are summarized as follows (in millions):

	Net Book Value as of,
	June 30, 2009	March 31, 2009
United States	$1.2	$1.4
India	1.0	1.2
Thailand	0.4	0.5
China	0.4	0.4
Total	$3.0	$3.5

- 13 of 43 -

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

Indemnification Obligations

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the Company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not recorded any associated obligations at June 30, 2009, and March 31, 2009.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

17. Subsequent Events

In the second quarter of fiscal year 2010, we are discontinuing any further development of display controller products. As a result, some of our fixed assets, prepaid expenses and other current assets will be impaired in the second quarter of fiscal 2010 amounting to between $0.3 million and $0.4 million.

- 14 of 43 -

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion, “Company”, “CMD,” “we,” “us” and “our” refer to California Micro Devices Corporation. All trademarks appearing in this discussion are the property of their respective owners. This discussion should be read in conjunction with the other financial information and financial statements and related notes contained elsewhere in this report.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products, based on a constant mix of products, will decline at the rate of approximately  15% per year; (2) our having a target gross margin of 38% to 40%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation of research and development expenses, both as a percentage of sales and in dollars, to reduce significantly starting with the third quarter of fiscal 2010 primarily as a result of discontinuance of further development of display controller products, and having a long term target for research and development expenses of 9% to 10% of sales;  (6) our having a long term target for selling, general and administrative expenses of 15% to 16% of sales but expecting to exceed this target until our sales increase substantially; (7) our expectation of future interest income to continue to be at a reduced level unless interest rates increase materially or we change the instruments in which we invest; and (8) our expectation that we will not pay within one year any of our liability for uncertain tax positions or associated interest and tax penalties. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market penetration; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful in developing new products which our customers will design into their products and whether our bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; whether we will incur any large unanticipated expenses; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Executive Overview

We design and sell application specific protection devices for high volume applications in the mobile handset, High Brightness LED (HBLED), digital consumer electronics and personal computer markets. These protection devices provide Electromagnetic Interference (EMI) filtering and Electrostatic Discharge (ESD) protection. End customers for our semiconductor products are original equipment manufacturers (OEMs). We sell to some of these end customers through original design manufacturers (ODMs) and contract electronics manufacturers (CEMs). We use a direct sales force, manufacturers’ representatives and distributors to sell our products. Our manufacturing is completely outsourced and we use merchant foundries to fabricate our wafers and subcontractors to do backend processing and to ship to our customers. We have one operating segment and most of our physical assets are located outside the United States. Assets located outside the United States include product inventories and manufacturing equipment consigned to our wafer foundries and backend subcontractors.

- 15 of 43 -

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net loss, both in dollars and as a percentage of net sales, for the three months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended June 30,
	2009		2008
		% of		% of
		Net		Net
	Amount	Sales	Amount	Sales
Net sales	$9,348	100%	$14,099	100%
Cost of sales	7,067	76%	9,355	66%
Gross margin	2,281	24%	4,744	34%
Research and development	2,117	23%	2,284	16%
Selling, general and administrative	3,617	39%	3,865	28%
Amortization of intangible assets	6	0%	34	0%
Operating loss	(3,459)	(37%)	(1,439)	(10%)
Other income (expense), net	(11)	(0%)	294	2%
Loss before income taxes	(3,470)	(37%)	(1,145)	(8%)
Income tax benefit	(18)	(0%)	(226)	(1%)
Net loss	$(3,452)	(37%)	$(919)	(7%)

Net sales

Net sales by market during the three months ended June 30, 2009 and 2008 were as follows (amounts in millions):

	Three Months Ended June 30,
	2009		2008
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$4.7	50%	$8.1	58%	$(3.4)	(42%)
Digital consumer electronics and personal computers	3.6	39%	4.7	33%	(1.1)	(23%)
HBLED	1.0	11%	1.3	9%	(0.3)	(23%)
Total	$9.3	100%	$14.1	100%	$(4.8)	(34%)

Net sales during the three months ended June 30, 2009 were $9.3 million, a decrease of $4.8 million or 34% from $14.1 million of net sales in the same period a year ago. Lower sales were experienced across all product lines largely as a result of the sustained weak global economy. Sales from products for the mobile handset market decreased by $3.4 million or 42% during the three months ended June 30, 2009 as compared to the same period a year ago. Sales from products for the digital consumer electronics and personal computer market decreased to $3.6 million during the three months ended June 30, 2009 from $4.7 million in the same period a year ago, down $1.1 million or 23%. Sales from products for HBLED market decreased to $1.0 million during the three months ended June 30, 2009 from $1.3 million in the same period a year ago, down $0.3 million or 23%. The decreases in sales for all product lines were driven by a combination of lower shipments and price declines.

- 16 of 43 -

Gross Margin

Gross margin decreased by $2.4 million during the three months ended June 30, 2009 to $2.3 million from $4.7 million during the same period a year ago, due to the following reasons:

Gross margin increase (decrease) compared to prior period (in millions):
Price change of products based on a constant mix	$(1.7)
Direct cost reductions of our products on a constant mix	0.7
Volume, mix and other factors	(1.4)
$(2.4)

The gross margin decrease was primarily driven by price declines of our products, lower shipments and under-absorption of fixed manufacturing overhead driven by lower production volume, partially offset by product cost reductions.  Our ASP declined 16% based on a constant mix of products in the first quarter of fiscal 2010 as compared to the same period a year ago. In the future we expect our ASP for similar products, based on a constant mix of products, to decline at the rate of approximately 15% per year. The cost reductions of our products were primarily driven by outsourcing with lower cost subcontractors, migrating from 6" to 8" wafer size and continued improvement in our assembly and testing processes.

As a percentage of sales, gross margin decreased to 24% for the three months ended June 30, 2009, compared to 34% for the same period a year ago. Our long-range gross margin target remains 38% to 40%. However, our gross margin could fail to achieve this target range or could decline.

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The change in research and development expenses for the three months ended June 30, 2009, compared to the same period a year ago, is as follows:

Expense increase (decrease) compared to prior period (in thousands):
Outside services	$(274)
Salaries and benefits	(105)
Product related costs	147
Other costs	65
$(167)

Research and development expenses decreased by $167,000 or 7% during the three months ended June 30, 2009, as compared to the same period a year ago, primarily due to decreased spending for our serial interface display controller line of products.

As a percentage of sales, research and development expenses increased to 23% during the three months ended June 30, 2009 from 16% during the same period a year ago as a result of lower net sales. We expect the research and development expenses, both as a percentage of sales and in dollars, to reduce significantly starting with the third quarter of fiscal 2010 primarily as a result of discontinuance of further development of display controller products. Our long term target for research and development expenses is 9% to 10% of sales.

- 17 of 43 -

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs; sales commissions; marketing expenses; legal, accounting, and other professional fees; and information technology expenses. The change in selling, general, and administrative expenses for the three months ended June 30, 2009, compared to the same period a year ago, is as follows:

Expense increase (decrease) compared to prior period (in thousands):
Sales Commissions	$(104)
Salaries and benefits	(93)
Travel expenses	(82)
Other expenses	(109)
Contested proxy expenses	140
$(248)

Selling, general and administrative expenses decreased by $248,000 or 6% during the three months ended June 30, 2009, respectively, as compared to the same period a year ago primarily due to decreases in sales commissions, salaries and benefits, as well as travel expenses. Decrease in sales commission was due to reduced sales during the first quarter of fiscal 2010 as compared with the same period a year ago, decrease in salaries and benefits was primarily the result of no target bonus payouts during the first quarter of fiscal 2010 and mandatory time off for all employees of the Company, and decrease in travel expenses was the result of cost cutting measures taken by the Company to reduce discretionary spending. The other expenses decreased primarily due to the reduction in stock based compensation expense. During the three months ended June 30, 2009, we incurred additional proxy expenses due to the contested solicitation for election of directors in the 2009 annual meeting of shareholders of approximately $140,000.

As a percentage of sales, selling, general and administrative expenses increased to 39% during the three months ended June 30, 2009 from 28% during the same period a year ago, primarily as a result of lower sales. Our long term target for selling, general and administrative expenses is 15% to 16% of sales. However, selling, general and administrative expenses will continue to exceed our target range and represent more than 16% of sales until our sales increase substantially.

Amortization of Intangible Assets

Amortization of intangible assets was $6,000 during the three months ended June 30, 2009 as compared to $34,000 during the same period a year ago. The decrease in amortization expense during the three months ended June 30, 2009 as compared to a year ago was due to the intervening sale of certain intangible assets and partial impairment of others. For additional information regarding intangible assets, see Note 6 of notes to condensed consolidated financial statements in this Form 10-Q.

Other Income (Expense), Net

Other income (expense), net, mainly includes interest income, interest expense and other non-operating income and expense.

Interest income decreased by $0.3 million during the three months ended June 30, 2009, as compared to the same period a year ago primarily as a result of the overall decline in interest rates and our moving our short-term investments into money market funds and to a lesser extent due to our reduced total amount of cash, cash equivalents and short-term investments. We expect interest income, in the near future, to remain at this reduced level unless interest rates increase materially or we change the instruments in which we invest.

- 18 of 43 -

Income Taxes

During the three months ended June 30, 2009 and 2008, income tax benefit was $18,000 and $226,000 respectively. Our income tax benefit decreased during the three months ended June 30, 2009 compared to the same period a year ago, primarily as a result of our changed estimates of our ability to utilize loss carryforwards and the increased valuation allowance against our deferred tax assets. See Note 14 in the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. We have not made any material changes in the accounting methodology used to establish our estimates and assumptions during the first quarter of fiscal 2010. We do not believe there is a reasonable likelihood that there will be a material change in the accounting methodology used to establish our estimates or assumptions. However, actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of notes to consolidated financial statements in our annual report on Form 10-K for fiscal year ended March 31, 2009. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance such as revenue or because their application requires significant management judgment, are described in the following paragraphs:

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

Revenue from sales of our standard products to distributors, for which we provide price concessions or product return rights, is recognized when the distributor sells the product to an end customer. When we sell such products to distributors, we defer our gross selling price of the product shipped and its related cost and reflect such net amounts on our balance sheet as a current liability entitled “deferred margin on shipments to distributors”. We receive periodic reports from our distributors of their inventory of our products and when we test our inventory in order to determine the extent, if any, to which we have excess or obsolete inventory, we also test the inventory held by our distributors. For our custom products and end of life products, if we believe that collection is probable, we recognize revenue upon shipment to the distributor, because our contractual arrangements provide for no right of return or price concessions for those products.

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

- 19 of 43 -

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

We account for our intangible assets in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). In accordance with SFAS 142, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at the reporting unit level at least annually and more frequently if there are indicators of impairment. The amount of impairment loss is measured as the difference between the carrying value of the assets and their estimated fair value. An impairment loss for an intangible asset is recognized if the sum of the expected undiscounted cash flows from the use of the asset is less than the carrying value of the asset. Significant judgment required to estimate the fair value of an intangible asset includes estimating future cash flows and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value.

An intangible asset that is subject to amortization shall be reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. An impairment loss shall be recognized if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. After an impairment loss is recognized, the adjusted carrying amount of the intangible asset shall be its new accounting basis. Subsequent reversal of a previously recognized impairment loss is prohibited.

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

- 20 of 43 -

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

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

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

We recognize liabilities for uncertain tax positions based on a two-step process prescribed in Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (FIN 48). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on examination, including resolution of any related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

Litigation

We are, on occasion, a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of June 30, 2009, there was no accrual for litigation related matters.

- 21 of 43 -

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

	Three Months Ended June 30,
(In thousands)	2009	2008
Cash provided by (used in) operating activities	$(1,178)	$369
Cash provided by (used in) investing activities	(68)	9,127
Cash provided by (used in) financing activities	(29)	272
Net increase (decrease) in cash and cash equivalents	$(1,275)	$9,768

Cash and cash equivalents

Cash and cash equivalents were $44.3 million as of June 30, 2009 compared to $45.6 million as of March 31, 2009, a decrease of $1.3 million primarily due to cash used in operating activities.

Operating activities

Cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in assets and liabilities.

During the three months ended June 30, 2009, cash used in operating activities was $1.2 million. The net loss of $3.5 million included non-cash items, such as employee stock-based compensation expense of $0.4 million and depreciation of fixed assets and amortization of intangible assets aggregating to $0.6 million. Accounts receivable increased to $4.6 million at June 30, 2009 as compared to $4.2 million at March 31, 2009. Annualized receivables days of sales outstanding were 43 days and 38 days at June 30, 2009 and March 31, 2009, respectively. Net inventory was $4.4 million as of June 30, 2009, compared to $5.2 million as of March 31, 2009. Annualized inventory turns were 5.9 at June 30, 2009 and March 31, 2009. Accounts payable and accrued liabilities totaled $6.0 million at June 30, 2009 compared to $5.4 million at March 31, 2009. Annualized days payables outstanding were 47 days and 48 days at June 30, 2009 and March 31, 2009, respectively. Deferred margin on shipments to distributors was $1.0 million as of June 30, 2009 and March 31, 2009.

During the three months ended June 30, 2008, cash provided by operating activities was $0.4 million. The net loss of $0.9 million for first quarter of fiscal 2009 included non-cash items, such as employee stock-based compensation expense of $0.6 million, and depreciation and amortization of fixed assets and amortization of intangible assets aggregating to $0.5 million. Accounts receivable decreased to $5.5 million at June 30, 2008 compared to $6.2 million at March 31, 2008, mainly as a result of faster collections and a change in our customer mix.  Receivables days of sales outstanding were 35 days and 38 days at June 30, 2008 and March 31, 2008, respectively. Net inventory was $6.8 million as of June 30, 2008, compared to $6.4 million as of March 31, 2008. Annualized inventory turns were 5.7 at June 30, 2008 as compared to 6.8 at March 31, 2008. Accounts payable and accrued liabilities totaled $8.1 million at June 30, 2008 compared to $8.3 million at March 31, 2008. Annualized days payable outstanding decreased to 47 at June 30, 2008 from 50 at March 31, 2008. Deferred margin on shipments to distributors decreased to $1.8 million as of June 30, 2008 from $1.9 million as of March 31, 2008.

Investing activities

Investing activities during the three months ended June 30, 2009 used $68,000 of cash, due to payment towards capital expenditures.

- 22 of 43 -

Investing activities during the three months ended June 30, 2008 provided $9.1 million of cash, primarily reflecting net maturities of short-term investments partially offset by payment towards capital expenditures.

Financing activities

Net cash used in financing activities for the three months ended June 30, 2009 was $29,000, as a result of repurchase of $238,000 of company’s outstanding common stock under the stock repurchase program partially offset by proceeds of $209,000 from the issuance of common stock under the employee stock purchase plan.

Net cash provided by financing activities for the three months ended June 30, 2008 was $272,000, due to net proceeds from the issuance of common stock under our employee stock purchase plan.

Contractual Obligations and Cash Requirements

The following table summarizes our contractual obligations as of June 30, 2009 (fiscal years ended March 31, in thousands):

	Payments due by period
	Remainder of	Fiscal	Fiscal	Beyond
	Fiscal 2010	2011	2012	2012	Total
Operating lease obligations	$341	$267	$25	$-	$633
Purchase obligations	658	-	-	-	658
	$999	$267	$25	$-	$1,291

As of June 30, 2009, the liability for uncertain tax positions was $229,000 in addition to the interest and tax penalties of $64,000, of which none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash and cash equivalents of $44.3 million as of June 30, 2009 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

- 23 of 43 -

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

(iii)  Evaluation of Disclosure Controls and Procedures.   Our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of June 30, 2009, and have determined that they were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There was no change in our internal control over financial reporting identified in connection with the evaluation described in Item 4(a)(iii) above that occurred during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

- 24 of 43 -

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

 ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Form 10-K for the fiscal year ended March 31, 2009. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

There are many factors that affect our ability to sustain profitability including the health of the mobile handset, HBLED, digital consumer electronics and personal computer markets on which we focus, continued demand for our products from our key customers, availability of capacity from our manufacturing subcontractors, ability to reduce manufacturing costs faster than price decreases thereby attaining a healthy gross margin, continued product innovation and design wins, competition, interest rates and our continued ability to manage our operating expenses. In order to obtain and sustain profitability in the long term, we will need to continue to grow our business in our target markets and to reduce our product costs rapidly enough to maintain our gross margin. The semiconductor industry has historically been cyclical, and we may be subject to such cyclicality, which could lead to our incurring losses again.

We currently are concentrated in terms of product types (protection devices), markets (mobile handsets), and customers (certain top tier OEMs).  Our revenue could suffer materially if the demand or price for protection devices decreases, if the market for mobile handsets stops growing, or if our key customers lose market share.

Our revenues in recent periods have been derived primarily from sales of circuit protection devices.  For example, during first quarter of fiscal 2010, 85% of our revenue was derived from such sales and we expect this percentage to increase as we exit the display controller market. Should the need for circuit protection devices decline, for example because of changes in input and output circuitry, or integration of circuit protection functionality into other circuit elements, our revenues could decline.

- 25 of 43 -

During first quarter of fiscal 2010, 50% of our revenue was from sales to the mobile handset market, with the balance coming from digital consumer electronics and personal computers and peripherals and HBLED markets.  In order for us to be successful, we must continue to penetrate these markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our relatively narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets, particularly the mobile handset market.  We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During first quarter of fiscal 2010, two customers represented 28% of our net sales and in the future we expect to continue to increase net sales to a top five OEM mobile handset customer we began selling to during the second half of fiscal 2008. There can be no assurance that these customers will purchase our products in the future in the quantities we have forecasted, or at all.

During first quarter of fiscal 2010, one distributor represented 11% of our net sales. If we were to lose the distributor, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

- 26 of 43 -

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

Adverse and uncertain global economic conditions make forecasting demand difficult and may harm our business

Unfavorable global economic conditions, including the recession and recent disruptions to the credit and financial markets, could continue to cause consumer and capital spending to continue to slow down, which may decrease demand for our customers’ products and hence our products and our revenues would be adversely affected. In addition, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which may impair the ability of our customers to pay for products they have purchased which could cause us to increase our allowance for doubtful accounts and write-offs of accounts receivable.  Furthermore, the uncertainty in when the global economy will recover means uncertain demand for our products which makes it more difficult to manage inventories so that we can timely respond to our customers if and when their demand for our products increases and may lead to greater write-offs of inventory.  In addition, such uncertainty in demand makes planning more difficult and subject to error which could impact our decision-making and have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our revenues are subject to macroeconomic cycles and therefore are more likely to decline if the current economy worsens or if there is another economic downturn.

As our mobile handset protection devices penetration have increased, our revenues have become increasingly susceptible to macroeconomic cycles because our revenue growth has become more dependent on growth in the overall market as well as on increased penetration.

Our reliance on foreign customers could cause fluctuations in our operating results.

During first quarter of fiscal 2010, international sales accounted for 84% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

International sales subject us to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

- 27 of 43 -

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

- 28 of 43 -

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

- 29 of 43 -

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $1.0 million of test and packaging equipment on consignment in India and $0.4 million of test equipment on consignment in Thailand as of June 30, 2009.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

Our markets are subject to rapid technological change. Therefore, our success depends on our ability to develop and introduce new products.   It is possible that a significant portion our research and development expenditures will not yield products with meaningful future revenue.

The markets for our products are characterized by:

•	rapidly changing technologies;

•	changing customer needs;

- 30 of 43 -

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

In the mobile handset market our competitors have been second sourcing many of our products and as a result this market has become more price competitive. We are seeing the same trend develop in our low capacitance ESD devices for digital consumer electronics, personal computers and peripherals as well as application specific protection devices in the HBLED market. We need to be able to reduce the costs associated with our products in order to achieve our target gross margins. We have in the past achieved and may attempt in the future to achieve cost reductions by obtaining reduced prices from our manufacturing subcontractors, using larger sized wafers, adopting simplified processes, and redesigning parts to require fewer pins or to make them smaller. There can be no assurance that we will be successful in achieving cost reductions through any of these methods, in which case we will experience lower margins and/or we will experience lower sales as our customers switch to our competitors.

The majority of our operating expenses with respect to a given product line or market cannot be reduced quickly in response to revenue shortfalls without impairing our ability to effectively conduct business in that product line or market.

- 31 of 43 -

The majority of our operating expenses with respect to a given product line or market are labor related and therefore cannot be reduced quickly without impairing our ability to effectively conduct business in that product line or market. Much of the remainder of our operating costs such as rent is relatively fixed. Therefore, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our operating results will be harmed if our revenues do not meet our projections. We may experience revenue shortfalls for the following and other reasons:

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

During first quarter of fiscal 2010, 49% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

Our future success depends in part on the continued service of our key engineering and management personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular for the highly skilled design, applications and test engineers involved in the development of new analog integrated circuits. Competition is especially intense in the San Francisco Bay area, where our corporate headquarters and a portion of our engineering group is located.   For that reason, in part, we have opened a design center in Phoenix focused on protection devices.  We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employment, or the employment of our India design center in the future. This is especially true for analog chip designers since competition is fierce for experienced engineers in this discipline. Growth is expected to place increased demands on our resources and will likely require the addition of management and engineering personnel, and the development of additional expertise by existing management personnel. The loss of services and/or changes in our management team, in particular our CEO, or our key engineers, or the failure to recruit or retain other key technical and management personnel, could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

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

- 32 of 43 -

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

- 33 of 43 -

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

After our board of directors refused to take actions suggested by one of our larger stockholders, that stockholder nominated three persons for election to our seven-member board.  This has lead to a costly and distracting proxy fight and, depending on the results, could result in a board which is divided and less effective.

One of our largest stockholders, funds managed by Dialectic Capital Management, LLC (“Dialectic”), has expressed its displeasure with the Company’s management and board of directors and requested that the Company take certain actions which the current management and board of directors refused to do. Dialectic subsequently chose to nominate three persons for election as directors at our upcoming annual stockholders meeting.  Our board chose to nominate the seven incumbents, including a new director, Jon Castor.  The ongoing proxy fight has and will continue to detract management time and attention from the business of the Company and has and will continue to cost the Company substantial monies to contest. If Dialectic is successful as to between one and three directors, it could lead to a less effective Board.

Our stockholder rights plan, together with the anti-takeover provisions of our certificate of incorporation, may delay, defer or prevent a change of control.

Our board of directors adopted a stockholder rights plan in autumn 2001 to encourage third parties interested in acquiring us to work with and obtain the support of our board of directors. The rights plan expires in September, 2011, unless extended.  The effect of the rights plan is that any person who does not obtain the support of our board of directors for its proposed acquisition of us would suffer immediate dilution upon achieving ownership of more than 15% of our stock. Under the rights plan, we have issued rights to purchase shares of our preferred stock that are redeemable by us prior to a triggering event for a nominal amount at any time and that accompany each of our outstanding common shares. These rights are triggered if a third party acquires more than 15% of our stock without board of director approval. If triggered, these rights entitle our stockholders, other than the third party causing the rights to be triggered, to purchase shares of the Company’s preferred stock at what is expected to be a relatively low price. In addition, these rights may be exchanged for common stock under certain circumstances if permitted by the board of directors.

- 34 of 43 -

Recently a stockholder requested in a Schedule 13D that the board of directors either redeem the rights or else submit their continuation to a stockholder vote as soon as practical; in response the board of directors has committed to this stockholder as our largest stockholder that we would either rescind the pill or put any ongoing poison pill to a stockholder vote no later than our 2010 annual meeting.  Should the rights plan not be continued after our 2010 annual meeting, the Company may be more vulnerable to a hostile acquisition at a price which the board of directors does not believe represents a fair price.

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

- 35 of 43 -

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

- 36 of 43 -

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

Management assessed and determined, and the auditors attested, that there was no material weakness in our internal control over financial reporting as of March 31, 2009, 2008 and 2007. However, should we or our auditors discover that we have a material weakness in our internal control over financial reporting at another time in the future, investors could lose confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

There have been and continue to be changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements. These often have in the past and may in the future result in increased general and administrative expenses and a diversion of management time and attention from strategic revenue generating and cost management activities.   In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance and to attract and retain qualified persons to serve on our board of directors or as executive officers.

- 37 of 43 -

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows purchases of equity securities by us during the first quarter of fiscal 2010:

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
4/1/09 - 4/30/09	49,551	$2.68	49,551	277,126
5/1/09 - 5/31/09	36,950	$2.84	36,950	240,176
6/1/09 - 6/30/09	-	-	-	240,176
	86,501	$2.74	86,501	240,176

(1) Our current share repurchase program, under which we repurchased 86,501 shares during the three months ended June 30, 2009, has been in place since August 21, 2008, when it was adopted by our board of directors and was publicly announced. These shares were purchased in open market transactions. This repurchase program has no expiration date, other than, unless extended, when an aggregate of 1,000,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the first quarter of fiscal 2010 ended June 30, 2009 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We did not issue any securities that had not been registered under the Federal Securities Act of 1933, as amended, during our first quarter of fiscal 2010.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

- 38 of 43 -

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

The following documents are hereby incorporated by reference as Exhibits to this report:

Exhibit
Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.3 to our Current Report on Form 8-K dated August 21, 2006, filed on August 27, 2008.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Appendix B to Definitive Proxy Statement filed on July 2, 2008.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan, as most recently amended July 6, 2009	Exhibit 10.34 to our Current Report on Form 8-K dated July 6, 2009, filed on July 9, 2009.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

- 39 of 43 -

Exhibit
Number	Description	Incorporated by reference from
10.23
Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.33	Lease with The Irvine Company dated May 13, 2005	Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed on February 9, 2009

10.34*	Amended and Restated Executive Severance Plan dated June 15, 2009	Exhibit 10.34 to our Current Report on Form 8-K dated June 15, 2009, filed on June 19, 2009.
_________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

- 40 of 43 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: August 10, 2009	By:	/S/ ROBERT V. DICKINSON __________________________________________
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY __________________________________________
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

- 41 of 43 -

Exhibit Index

Exhibit
Number	Description	Incorporated by reference from or Attached
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.3 to our Current Report on Form 8-K dated August 21, 2006, filed on August 27, 2008.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Appendix B to Definitive Proxy Statement filed on July 2, 2008.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan, as most recently amended July 6, 2009	Exhibit 10.34 to our Current Report on Form 8-K dated July 6, 2009, filed on July 9, 2009.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.20	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23
Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

- 42 of 43 -

Exhibit
Number	Description	Incorporated by reference from or Attached
10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.33	Lease with The Irvine Company dated May 13, 2005	Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed on February 9, 2009

10.34*	Amended and Restated Executive Severance Plan dated June 15, 2009	Exhibit 10.34 to our Current Report on Form 8-K dated June 15, 2009, filed on June 19, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Attached

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Attached

32.1	Section 1350 Certification of Principal Executive Officer	Attached

32.2	Section 1350 Certification of Principal Financial Officer	Attached
__________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

- 43 of 43 -
____________________________________________________________________________________________