Form 10-Q
period 2009-09-30
CALIFORNIA MICRO DEVICES CORP
filed 2009-11-09
CIK 800460

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________

FORM 10-Q
__________________
(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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

The number of shares of the registrant’s common stock, $0.001 par value, outstanding as of October 30, 2009 was 22,823,499.
- 1 of 46 -

Table Of Content

California Micro Devices Corporation
Form 10-Q for the Quarter Ended September 30, 2009

- 2 of 46 -

Table Of Content

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (Unaudited)

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net sales	$11,115	$16,343	$20,463	$30,443
Cost of sales	8,184	11,239	15,251	20,595
Gross margin	2,931	5,104	5,212	9,848
Operating expenses:
Research and development	1,810	2,887	3,927	5,171
Selling, general and administrative	3,826	3,832	7,443	7,697
Amortization of intangible assets	6	22	12	55
Restructuring and asset impairment charges	717	-	717	-
Total operating expenses	6,359	6,741	12,099	12,923
Operating loss	(3,428)	(1,637)	(6,887)	(3,075)
Other income (expense), net	(5)	1,193	(16)	1,487
Loss before income taxes	(3,433)	(444)	(6,903)	(1,588)
Provision for income taxes	41	1,521	23	1,295
Net loss	$(3,474)	$(1,965)	$(6,926)	$(2,883)

Net loss per share–basic and diluted	$(0.15)	$(0.08)	$(0.30)	$(0.12)
Weighted average common shares outstanding–basic and diluted	22,892	23,392	22,892	23,379

See Notes to Condensed Consolidated Financial Statements.

- 3 of 46 -

Table Of Content

California Micro Devices Corporation
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$44,262	$45,605
Accounts receivable, net	4,425	4,168
Inventories	3,723	5,228
Prepaid expenses and other current assets	713	1,272
Total current assets	53,123	56,273
Property, plant and equipment, net	2,142	3,525
Other long-term assets	99	115
TOTAL ASSETS	$55,364	$59,913

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,700	$3,775
Accrued liabilities	1,327	1,585
Deferred margin on shipments to distributors	1,059	974
Total current liabilities	8,086	6,334
Other long-term liabilities	193	221
Total liabilities	8,279	6,555
Commitments and contingencies
Stockholders' equity:
Preferred stock - 10,000,000 shares authorized; none issued
and outstanding as of September 30, 2009 and March 31, 2009	-	-
Common stock and additional paid-in capital - $0.001 par value;
50,000,000 shares authorized; 23,677,738 shares issued and
22,842,649 shares outstanding as of September 30, 2009 and
23,553,019 shares issued and 22,879,696 shares outstanding
as of March 31, 2009	121,497	120,383
Accumulated deficit	(72,528)	(65,602)
Total	48,969	54,781
Treasury stock, at cost; 835,089 shares as of September 30, 2009
and 673,323 shares as of March 31, 2009	(1,884)	(1,423)
Total stockholders' equity	47,085	53,358
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$55,364	$59,913

See Notes to Condensed Consolidated Financial Statements.

- 4 of 46 -

Table Of Content

California Micro Devices Corporation
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(6,926)	$(2,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,140	1,265
Stock-based compensation	905	1,156
Impairment of fixed assets	322	-
Amortization of intangible assets	12	55
Gain on sale of fixed assets and intangible assets	-	(960)
Accretion of investment purchase discounts	-	(32)
Changes in operating assets and liabilities:
Accounts receivable, net	(257)	(1,273)
Inventories	1,505	(505)
Deferred tax assets	-	1,247
Accounts payable and other current liabilities	1,676	2,118
Deferred margin on shipments to distributors	85	(77)
Other assets and liabilities	535	450
Net cash provided by (used in) operating activities	(1,003)	561

Cash flows from investing activities:
Capital expenditures	(88)	(367)
Sales and maturities of short-term investments, net of purchases	-	9,198
Proceeds from sale of fixed assets and intangible assets	-	1,146
Net cash provided by (used in) investing activities	(88)	9,977

Cash flows from financing activities:
Repurchase of outstanding common stock	(461)	(297)
Proceeds from employee stock compensation plans	209	271
Net cash used in financing activities	(252)	(26)

Net increase (decrease) in cash and cash equivalents	(1,343)	10,512
Cash and cash equivalents at beginning of period	45,605	32,925
Cash and cash equivalents at end of period	$44,262	$43,437

See Notes to Condensed Consolidated Financial Statements.

- 5 of 46 -

Table Of Content

California Micro Devices Corporation
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the financial statements included with our annual report on Form 10-K for the fiscal year ended March 31, 2009. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of California Micro Devices Corporation (the “Company”, “CMD”, “we”, “us” or “our”) as of September 30, 2009, and the results of operations for the three and six month periods ended September 30, 2009 and 2008, and cash flows for the six month periods ended September 30, 2009 and 2008.  Results for the three and six month periods are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending March 31, 2010.

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to the current 2010 presentation. These reclassifications were not significant and had no effect on previously reported total current assets and total assets.

The unaudited condensed consolidated financial statements include the accounts of CMD and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated.

In accordance with Accounting Standards Codification Topic No. 855 “Subsequent Events” (ASC 855), the financial statements have been evaluated for subsequent events through November 9, 2009, the date the financial statements are issued.

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

3. Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the second quarter of fiscal 2010, and accordingly, this Form 10-Q for the quarter ended September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

- 6 of 46 -

Table Of Content

4. Cash and Cash Equivalents

Cash and cash equivalents represent cash and money market funds as follows (in thousands);

	September 30,	March 31,
	2009	2009
Cash	$17,101	$740
Money market funds	27,161	44,865
Total cash and cash equivalents	$44,262	$45,605

5. Fair Value

Accounting Standards Codification Topic No. 820 “Fair Value Measurements and Disclosures” (ASC 820) requires that assets and liabilities carried at fair value be classified and disclosed in one of the three categories noted below. ASC 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and we consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

ASC 820 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Determination of Fair Value

As of September 30, 2009 and March 31, 2009, our cash equivalents of $27.2 million and $44.9 million, respectively,  included money market funds and were classified as Level 1 because these securities were valued based on unadjusted quoted market prices in active markets for identical securities.

- 7 of 46 -

Table Of Content

6. Intangible Assets

The intangible assets, net were as follows (in thousands):

	September 30,	March 31,
	2009	2009
Developed and core technology:
Gross carrying amount	$260	$260
Less accumulated amortization	(248)	(237)
Net carrying amount	$12	$23

Developed and core technology is being amortized on a straight-line basis over an estimated useful life of four years. The amortization expense for intangible assets was $6,000 and $12,000 for the three and six months ended September 30, 2009, respectively as compared to $22,000 and $55,000 for the three and six months ended September 30, 2008, respectively.

Based on intangible assets recorded at September 30, 2009, and assuming no subsequent additions to, or impairment of, the underlying assets, the future estimated amortization expense is $12,000 in remainder of fiscal 2010.

7.  Balance Sheet Components

Balance sheet components were as follows (in thousands):
	September 30,	March 31,
	2009	2009
Accounts receivable, net:
Accounts receivable	$5,038	$4,265
Less sales allowances and return reserves	(613)	(96)
Less allowance for doubtful accounts	-	(1)
	$4,425	$4,168

Inventories:
Raw materials	$117	$-
Work in process	1,629	2,812
Finished goods	1,977	2,416
	$3,723	$5,228

Property, plant and equipment:
Machinery and equipment	$11,202	$11,388
Computer equipment and related software	4,224	4,893
Construction in progress	14	17
	15,440	16,298
Less: accumulated depreciation and amortization	(13,298)	(12,773)
	$2,142	$3,525

Accrued liabilities:
Accrued salaries and benefits	$823	$1,043
Other accrued liabilities	504	542
	$1,327	$1,585

- 8 of 46 -

Table Of Content
8. Capital Lease Obligations

In October 2006, we entered into three year software lease agreements with two vendors for which the capitalized amounts were $362,000 and $34,000, respectively. The imputed interest rate for each of these leases is 8%. Both leases have three year durations, with three annual lease payments in October 2006, October 2007 and October 2008, totaling to $132,000 annually. Interest expense on these leases during the three and six months ended September 30, 2009 and 2008 was immaterial.

Total fixed assets purchased under capital leases and the associated accumulated amortization is classified in computer equipment and related software and was as follows (in thousands):

	September 30,	March 31,
	2009	2009
Capitalized cost	$34	$396
Accumulated amortization	(33)	(319)
Net book value	$1	$77

In the second quarter of fiscal year 2010, the Company implemented a restructuring plan to discontinue any further development of display controller products. As a result, we impaired software, which had been purchased under capital lease, related to display controller products in addition to other assets as further discussed in Note 12 in the notes to condensed consolidated financial statements of this Form 10-Q. The impairment charge of $40,000, for software purchased under capital lease, was recorded in the line item ‘Restructuring and asset impairment charges’ within operating expenses in the condensed consolidated statements of operations.

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

Stock Options

Stock option activity for the six months ended September 30, 2009, is as follows:

	Stockholder		Non-Stockholder
	Approved Plans		Approved Options		All Options
	Shares (in thousands)	Weighted Average Exercise Pric	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at March 31, 2009	4,887	$4.97	526	$5.60	5,413	$5.03
Granted	167	2.96	-	-	167	2.96
Exercised	-	-	-	-	-	-
Canceled/Forfeited/Expired	(478)	3.96	-	-	(478)	3.96
Balance at September 30, 2009	4,576	$5.00	526	$5.60	5,102	$5.06	5.78	$232

Exercisable at September 30, 2009					3,609	$5.74	4.67	$50

- 9 of 46 -

Table Of Content

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $3.22 as of September 30, 2009, which would have been received by the option holders had all option holders with in-the-money options exercised and sold their options as of that date.

There were no exercises of stock options during the three and six months ended September 30, 2009 and 2008.

The following table summarizes the ranges of the exercise prices of outstanding and exercisable options at September 30, 2009:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Number	Remaining	Average	Number	Average
			Outstanding	Contractual	Exercise	Exercisable	Exercise
Range of Exercise Prices			(thousands)	Life	Price	(thousands)	Price
$1.78	-	$4.00	2,260	7.82	$3.33	949	$3.45
4.01	-	6.00	1,280	5.07	4.98	1,110	5.07
6.01	-	8.00	1,271	3.71	6.69	1,260	6.68
8.01	-	10.00	147	2.42	8.27	147	8.27
10.01	-	22.50	144	1.73	15.29	144	15.29
$1.78	-	$22.50	5,102	5.78	$5.06	3,609	$5.74

Employee Stock Purchase Plan (ESPP)

Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings, through accumulated payroll deductions, toward the semi-annual purchase of our common stock at 85% of the fair market value of the common stock at certain defined points in the plan offering periods. There were no shares issued under the ESPP during the three months ended September 30, 2009 and 2008. We issued 124,719 and 106,646 shares under the ESPP during the six months ended September 30, 2009 and 2008, respectively. Net cash proceeds from the ESPP were $209,000 and $271,000 for the six months ended September 30, 2009 and 2008, respectively.

Shares Available for Future Issuance under Employee Benefit Plans

As of September 30, 2009, 1,551,858 shares were available for future issuance, which included 1,201,312 shares of common stock available for issuance under our 2004 Omnibus Incentive Compensation Plan, 341,546 under our ESPP and 9,000 under our UK Sub-Plan.

Stock-Based Compensation Expense

The following table sets forth the total stock-based compensation expense for the three and six months ended September 30, 2009 and 2008 resulting from employee stock options and our ESPP included in our condensed consolidated statements of operations in accordance with Accounting Standards Codification Topic No. 718 “Compensation - Stock Compensation” (ASC 718) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$107	$121	$167	$201
Research and development	136	165	231	317
Selling, general and administrative	266	306	507	638
Stock-based compensation expense	$509	$592	$905	$1,156

- 10 of 46 -

Table Of Content

The effect of recording employee stock-based compensation expense for the three and six months ended September 30, 2009 and 2008 was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Impact on loss before income taxes	$(509)	$(592)	$(905)	$(1,156)
Impact on net loss	(509)	(592)	(905)	(1,156)
Impact on basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.05)

No income tax benefit was realized from ESPP purchases during the three and six months ended September 30, 2009 and 2008.

The fair value of stock-based awards was estimated using the Black-Scholes model with the following weighted average assumptions for the three and six months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Stock Options:	2009	2008	2009	2008
Weighted average fair value	$1.53	$1.55	$1.47	$1.55
Expected life in years	4.39	4.39	4.39	4.35
Volatility	0.63	0.63	0.63	0.63
Risk-free interest rate	1.95%	2.94%	1.95%	2.91%
Dividend Yield	0%	0%	0%	0%

ESPP:
Weighted average fair value	$0.96	$0.92	$0.96	$0.92
Expected life in years	0.50	0.50	0.50	0.50
Volatility	0.69	0.59	0.69	0.59
Risk-free interest rate	0.30%	1.74%	0.30%	1.74%
Dividend Yield	0%	0%	0%	0%

We currently estimate our forfeiture rate to be 19%, which is based on an analysis of expected forfeiture data using our current demographics and probabilities of employee turnover.

As of September 30, 2009, we had $0.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to stock options that will be recognized over the weighted average period of 1.6 years.

10. Stock Issuances

There were no shares issued during the three months ended September 30, 2009 and 2008. During the six months ended September 30, 2009 and 2008, we issued the following shares of common stock under our ESPP:

	Six Months Ended September 30,
	2009	2008
Shares issued	124,719	106,646
Total proceeds	$209,000	$271,000

- 11 of 46 -

Table Of Content

11. Stock Repurchase Program; Treasury Shares

In the second quarter of fiscal 2009, the Company announced that its board of directors had authorized a program to repurchase up to 1 million shares of its outstanding common stock, the exact amount and timing of which will be subject to market conditions, legal requirements and management's judgment as well as other factors. The repurchase transactions may take place in the open market or via private negotiations. The repurchase program may be modified, extended or terminated by the board of directors at any time. During the three and six months ended September 30, 2009, we repurchased 75,265 shares and 161,766 shares, respectively under this program for $223,000 and $460,000, respectively. As of September 30, 2009, 164,911 shares of common stock remain authorized for repurchase under our repurchase program.

12. Restructuring and asset impairment charges

In the second quarter of fiscal year 2010, the Company implemented a restructuring plan to discontinue any further development of display controller products. As a result, we have reduced our workforce through involuntary terminations and impaired some of our assets related to display controller products.

Restructuring and asset impairment charges during three and six months ended September 30, 2009 were as follows (in thousands):
Amount
Employee severance	$214
Contract termination costs	51
Asset impairment charges	452
Total	$717

Restructuring charges incurred during the three and six months ended September 30, 2009 were recorded in the line item ‘Restructuring and asset impairment charges’ within operating expenses in the condensed consolidated statements of operations. There were no restructuring charges incurred during the three and six months ended September 30, 2008.

The following table summarizes the restructuring and asset impairment activities through September 30, 2009 (in thousands):

	Employee	Contract	Asset
	Severance	Termination	Impairment	Total
Accrued restructuring balance as of July 1, 2009	$-	$-	$-	$-
Total charges	214	51	452	717
Cash payments	(174)	-	-	(174)
Non-cash settlements	-	-	(452)	(452)
Accrued restructuring balance as of September 30, 2009	$40	$51	$-	$91

As of September 30, 2009, we had $91,000 of accrued restructuring liability included in the line item ‘Accrued liabilities’ within current liabilities on the condensed consolidated balance sheet.

- 12 of 46 -

Table Of Content

13. Income Taxes

We determine the amount of unrecognized tax benefits in accordance with Accounting Standard Codification Topic No. 740 “Income Taxes” (ASC 740). The amount of unrecognized tax benefits as of April 1, 2009 was $255,000, including interest. For the six months ended September 30, 2009, we recorded a net increase of $2,000 of unrecognized tax benefits, including interest.

Our policy is to include interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The amount of interest and penalties as of April 1, 2009 was $62,000. The additional amount of interest and penalties for the six months ended September 30, 2009 was $5,000.

We estimated that it is more likely than not that the deferred tax assets as of September 30, 2009 and March 31, 2009 will not be realized in the following year. As of September 30, 2009, a full valuation allowance of approximately $29.2 million was recorded against the deferred tax assets. The valuation allowance is increased by approximately $3.0 million during the six months ended September 30, 2009 due to our anticipated inability to realize additional deferred tax assets generated during the six months ended September 30, 2009.

We file income tax returns in the U.S. federal jurisdiction and in several states and foreign jurisdictions. As of September 30, 2009, the federal returns for the years ended March 31, 2006 through the current period and certain state returns for the years ended March 31, 2005 through the current period are still open to examination. However, due to the fact the Company had net operating losses and credits carried forward in most jurisdictions, certain items attributable to technically closed years are still subject to adjustment by the relevant taxing authority through an adjustment to tax attributes carried forward to open years.

14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,474)	$(1,965)	$(6,926)	$(2,883)
Weighted average common shares outstanding used in the calculation of net loss per share - basic and diluted	22,892	23,392	22,892	23,379
Net loss per share - basic and diluted	$(0.15)	$(0.08)	$(0.30)	$(0.12)

Basic and diluted net loss per share was computed using the net loss and weighted average number of common shares outstanding during the period. Due to our net loss for the three and six months ended September 30, 2009 and 2008, all of our stock options outstanding, as of September 30, 2009 and 2008, to purchase 5,102,000 and 5,516,000, respectively, of the Company’s common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive.

15. Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized gain (loss) on our available for sale securities. Comprehensive loss for the three and six months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,474)	$(1,965)	$(6,926)	$(2,883)
Unrealized gain (loss) on available for sale securities	-	9	-	(29)
Comprehensive loss	$(3,474)	$(1,956)	$(6,926)	$(2,912)

- 13 of 46 -

Table Of Content

16. Concentration and Segment Information

Our operations are classified into one operating segment. A significant portion of our net sales is derived from a relatively small number of customers. Our net sales from customers and distributors, individually representing more than 10% of total net sales during the three and six months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Original Equipment Manufacturers:
Customer A	16%	26%	17%	21%
Customer B	*	21%	*	21%

Distributors:
Distributor A	13%	*	12%	*
Distributor B	*	10%	*	12%
______________
* Customer/distributor accounted for less than 10% of total net sales during the period.

Net sales to geographic regions reported below are based on the customers’ ship to locations (amounts in millions):

	Three Months Ended September 30,				Six Months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total
United States	$1.2	11%	$2.0	13%	$2.7	13%	$3.9	13%
China	4.7	42%	6.4	39%	8.4	41%	10.0	33%
Taiwan	2.6	23%	2.5	15%	4.3	21%	5.4	18%
Korea	1.1	10%	3.9	24%	2.2	11%	7.4	24%
Others	1.5	14%	1.5	9%	2.9	14%	3.7	12%
Total net sales	$11.1	100%	$16.3	100%	$20.5	100%	$30.4	100%

Property, plant and equipment including equipment on consignment are stated at cost and depreciated over their estimated useful lives using the straight-line method. For equipment on consignment, the Company requires an agreement with the consignee. A detailed list of the consigned equipment, if any, must be included with the agreement. In fiscal 2008, we entered into an agreement with SPEL, one of our sub-contractors in India, consigning test and packaging equipment to them, in order to increase their production capacity, in return for periodic repayments and lower product pricing. As of September 30, 2009, we have $0.8 million, $0.4 million and $0.2 million of equipment on consignment in India, Thailand and China, respectively. Property, plant and equipment, net by geographic location are summarized as follows (in millions):

	Net Book Value as of,
	September 30, 2009	March 31, 2009
United States	$0.7	$1.4
India	0.8	1.2
Thailand	0.4	0.5
China	0.2	0.4
Total	$2.1	$3.5

- 14 of 46 -

Table Of Content

17. Contingencies

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

Indemnification Obligations

We enter into certain types of contracts from time to time that require us to indemnify parties against third party claims. These contracts primarily relate to (1) certain agreements with our directors and officers under which we may be required to indemnify them for the liabilities arising out of their efforts on behalf of the Company; and (2) agreements under which we have agreed to indemnify our contract manufacturers and customers for claims arising from intellectual property infringement or in some instances from product defects or other issues.  The conditions of these obligations vary and generally a maximum obligation is not explicitly stated. Because the obligated amounts under these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. We have not historically paid out any amounts related to these indemnification obligations and have no pending claims for indemnification; therefore we have not recorded any associated obligations at September 30, 2009, and March 31, 2009.  We carry coverage under certain insurance policies to protect ourselves in the case of any unexpected liability; however, this coverage may not be sufficient.

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

18.  Subsequent Event

During the third quarter of fiscal 2010, stockholder Dialectic Capital Management requested that the Company reimburse its expenses incurred in the proxy contest in which its three nominees, including a party related to Dialectic Capital, were elected to our board of directors. The amount requested is approximately $430,000. Our board of directors has not yet decided whether to grant this request and the matter is under consideration.

- 15 of 46 -

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts and are based on current expectations, estimates, and projections about our industry; our beliefs and assumptions; and our goals and objectives. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples of the kinds of forward-looking statements in this report include statements regarding the following: (1) our expectation that our ASP (“Average Selling Prices”) for similar products, based on a constant mix of products, will decline at the rate of  10% to 15% per year; (2) our having a long-range gross margin target of 35% to 40%; (3) our expectation that our future environmental compliance costs will be minimal; (4) our anticipation that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months; (5) our expectation of research and development expenses, both as a percentage of sales and in dollars, to reduce significantly starting with the third quarter of fiscal 2010 primarily as a result of discontinuance of further development of display controller products and having a long term target for research and development expenses of 9% to 11% of sales;  (6) our having a long term target for selling, general and administrative expenses of 16% to 20% of sales; (7) our expectation of future interest income to continue to be at a reduced level unless interest rates increase materially or we change the instruments in which we invest; (8) our expectation that we will not pay within one year any of our liability for uncertain tax positions or associated interest and tax penalties; and (9) our expectation that we will fund our contractual obligations and liability for uncertain tax positions with cash on hand or cash provided from operations. These statements are only predictions, are not guarantees of future performance, and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, whether our target markets continue to experience their forecasted growth and whether such growth continues to require the devices we supply; whether we will be able to increase our market share; whether our product mix changes, our unit volume decreases materially, we experience price erosion due to competitive pressures, or our contract manufacturers and assemblers raise their prices to us or we experience lower yields from them or we are unable to realize expected cost savings in certain manufacturing and assembly processes; whether there will be any changes in tax accounting rules; whether we will be successful in developing new products which our customers will design into their products and whether our bookings will translate into orders; whether we encounter any unexpected environmental clean-up issues with our former Tempe facility; whether we discover any further contamination at our former Topaz Avenue Milpitas facility; whether we will incur any large unanticipated expenses; and whether we will have large unanticipated cash requirements, as well as other risk factors detailed in this report, especially under Item 1A, Risk Factors. Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

- 16 of 46 -

Table Of Content

Results of Operations

The table below shows our net sales, cost of sales, gross margin, expenses and net loss, both in dollars and as a percentage of net sales, for the three and six months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Net		Net		Net		Net
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales	$11,115	100%	$16,343	100%	$20,463	100%	$30,443	100%
Cost of sales	8,184	74%	11,239	69%	15,251	75%	20,595	68%
Gross margin	2,931	26%	5,104	31%	5,212	25%	9,848	32%
Research and development	1,810	16%	2,887	18%	3,927	19%	5,171	17%
Selling, general and administrative	3,826	34%	3,832	23%	7,443	36%	7,697	25%
Amortization of intangible assets	6	0%	22	0%	12	0%	55	0%
Restructuring charges, assets impairment and others	717	7%	-	0%	717	4%	-	0%
Total operating expenses	6,359	57%	6,741	41%	12,099	59%	12,923	42%
Operating loss	(3,428)	(31%)	(1,637)	(10%)	(6,887)	(34%)	(3,075)	(10%)
Other income (expense), net	(5)	(0%)	1,193	7%	(16)	(0%)	1,487	5%
Loss before income taxes	(3,433)	(31%)	(444)	(3%)	(6,903)	(34%)	(1,588)	(5%)
Provision for income taxes	41	0%	1,521	9%	23	0%	1,295	4%
Net loss	$(3,474)	(31%)	$(1,965)	(12%)	$(6,926)	(34%)	$(2,883)	(9%)

Net sales

Net sales by market during the three months ended September 30, 2009 and 2008 were as follows (amounts in millions):

	Three Months Ended September 30,
	2009		2008
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$6.3	57%	$10.7	66%	$(4.4)	(41%)
Digital consumer electronics and personal computers	4.0	36%	4.3	26%	(0.3)	(7%)
HBLED	0.8	7%	1.3	8%	(0.5)	(38%)
Total	$11.1	100%	$16.3	100%	$(5.2)	(32%)

Net sales during the three months ended September 30, 2009 were $11.1 million, a decrease of $5.2 million or 32% from $16.3 million of net sales in the same period a year ago. Sales from products for the mobile handset market decreased by $4.4 million or 41% during the three months ended September 30, 2009 as compared to the same period a year ago primarily due to lower sales of our protection products to one of the top five handset manufacturers and lower sales of our display controller products. Sales from products for the digital consumer electronics and personal computers markets decreased to $4.0 million during the three months ended September 30, 2009 from $4.3 million in the same period a year ago, down $0.3 million or 7% due to decrease sales of our mature products partially offset by an increase in sales of our low capacitance products particularly PicoGuard®. Sales from products for the HBLED market decreased to $0.8 million during the three months ended September 30, 2009 from $1.3 million in the same period a year ago, down $0.5 million or 38% primarily due to inventory adjustment at a major customer.

- 17 of 46 -

Table Of Content

Net sales by market during the six months ended September 30, 2009 and 2008 were as follows (amounts in millions):

	Six Months Ended September 30,
	2009		2008
		As % of		As % of
		Total		Total	$	%
	Amount	Sales	Amount	Sales	Change	Change
Mobile handset	$11.0	54%	$18.9	62%	$(7.9)	(42%)
Digital consumer electronics and personal computers	7.7	37%	8.9	29%	(1.2)	(13%)
HBLED	1.8	9%	2.6	9%	(0.8)	(31%)
Total	$20.5	100%	$30.4	100%	$(9.9)	(33%)

Net sales during the six months ended September 30, 2009 were $20.5 million, a decrease of $9.9 million or 33% from $30.4 million of net sales in the same period a year ago. Sales from products for the mobile handset market decreased by $7.9 million or 42% during the six months ended September 30, 2009 as compared to the same period a year ago primarily due to lower sales of our protection products to one of the top five handset manufacturers. Sales from products for the digital consumer electronics and personal computer market decreased to $7.7 million during the six months ended September 30, 2009 from $8.9 million in the same period a year ago, down $1.2 million or 13% due to decrease sales of our mature products partially offset by an increase in sales of our low capacitance products particularly PicoGuard®. Sales from products for HBLED market decreased to $1.8 million during the six months ended September 30, 2009 from $2.6 million in the same period a year ago, down $0.8 million or 31% primarily due to inventory adjustment at a major customer.

Gross Margin

Gross margin decreased by $2.2 million and $4.6 million during the three and six months ended September 30, 2009 as compared to the same periods a year ago, due to the following reasons:

	Three Months Ended	Six Months Ended
Gross margin increase (decrease) compared to prior periods (in millions):	September 30, 2009	September 30, 2009
Price change of products based on a constant mix	$(1.5)	$(3.1)
Direct cost reductions of our products based on a constant mix	0.7	1.3
Volume, mix and other factors	(1.4)	(2.8)
	$(2.2)	$(4.6)

The gross margin decrease was primarily driven by price declines of our products and lower shipments partially offset by product cost reductions.  Our ASP declined 12% based on a constant mix of products in the second quarter of fiscal 2010 as compared to the same period a year ago. In the future we expect our ASP for similar products, based on a constant mix of products, to decline at the rate of 10% to 15% per year. The cost reductions of our products were primarily driven by outsourcing with lower cost subcontractors, migrating from 6" to 8" wafer size and continued improvement in our assembly and testing processes.

As a percentage of sales, gross margin decreased to 26% and 25%, respectively for the three and six months ended September 30, 2009 as compared to 31% and 32%, respectively for the same periods a year ago. Our long-range gross margin target is 35% to 40%. Our gross margin has been and will continue to be affected by a variety of factors, including average selling price of our products, the product volume and mix, the timing of cost reductions for our wafer and assembly and test as well as inventory valuation charges.

- 18 of 46 -

Table Of Content

Research and Development

Research and development expenses consist primarily of compensation and related costs for employees, prototypes, masks and other expenses for the development of new products, process technology and packages. The change in research and development expenses for the three and six months ended September 30, 2009, compared to the same periods a year ago, is as follows:

	Three Months Ended	Six Months Ended
Expense increase (decrease) compared to prior periods (in thousands):	September 30, 2009	September 30, 2009
Outside services	$(466)	$(740)
Salaries and benefits	(206)	(342)
Product related costs	(306)	(151)
Other costs	(99)	(11)
	$(1,077)	$(1,244)

Research and development expenses decreased by $1.1 million or 37% and $1.2 million or 24%, respectively during the three and six months ended September 30, 2009, as compared to the same periods a year ago, primarily as a result of discontinuance of further development of display controller products during the second quarter of fiscal 2010.

As a percentage of sales, research and development expenses decreased to 16% during the three months ended September 30, 2009 from 18% during the same period a year ago. Despite a decrease in research and development expenses, as a percentage of sales, research and development expenses increased to 19% during the six months ended September 30, 2009 from 17% during the same period a year ago primarily due to the decrease in net sales. We expect the research and development expenses, both as a percentage of sales and in dollars, to decline significantly starting with the third quarter of fiscal 2010 primarily as a result of discontinuance of further development of display controller products. Our long term target for research and development expenses is 9% to 11% of sales.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of compensation and other employee related costs; sales commissions; marketing expenses; legal, accounting, and other professional fees; and information technology expenses. The change in selling, general, and administrative expenses for the three and six months ended September 30, 2009, compared to the same periods a year ago, is as follows:

	Three Months Ended	Six Months Ended
Expense increase (decrease) compared to prior periods (in thousands):	September 30, 2009	September 30, 2009
Salaries and benefits	$(369)	$(465)
Sales Commissions	(116)	(220)
Travel expenses	(47)	(128)
Stock based compensation charge	(40)	(131)
Other expenses	(16)	4
Proxy related expenses	582	686
	$(6)	$(254)

Selling, general and administrative expenses decreased by $6,000 or 0% and $254,000 or 3%, respectively during the three and six months ended September 30, 2009 as compared to the same periods a year ago primarily due to decreases in salaries and benefits, sales commissions, travel expenses and stock based compensation charge which was largely offset by an increase in proxy related expenses.

- 19 of 46 -

Table Of Content

Decrease in salaries and benefits was primarily the result of headcount reduction, no target bonus payouts and mandatory time off for all employees of the Company; decrease in sales commission was due to reduced sales during the three and six months ended September 30, 2009 as compared to the same periods a year ago; and decrease in travel expenses was the result of cost cutting measures taken by the Company to reduce discretionary spending.

During the three and six months ended September 30, 2009, we incurred additional proxy expenses of $0.6 million and $0.7 million, respectively as compared to the same periods a year ago, primarily due to the contested solicitation for election of directors in the 2009 annual meeting of shareholders.

As a percentage of sales, selling, general and administrative expenses increased to 34% and 36%, respectively during the three and six months ended September 30, 2009 from 23% and 25%, respectively during the same periods a year ago, primarily due to additional proxy related expenses as a result of contested solicitation for election of directors. Our long term target for selling, general and administrative expenses is 16% to 20% of sales.

Amortization of Intangible Assets

Amortization of intangible assets was $6,000 and $12,000, respectively during the three and six months ended September 30, 2009 as compared to $22,000 and $55,000, respectively during the same periods a year ago. The decrease in amortization expense during the three and six months ended September 30, 2009 as compared to the same periods a year ago was due to the intervening sale of certain intangible assets and partial impairment of others. For additional information regarding intangible assets, see Note 6 of notes to condensed consolidated financial statements in this Form 10-Q.

Restructuring and asset impairment charges

In the second quarter of fiscal year 2010, we implemented a restructuring plan to discontinue any further development of display controller products. As a result, we have reduced our workforce through involuntary terminations and impaired some of our assets related to display controller products. During the three and six months ended September 30, 2009, restructuring and asset impairment charges were $717,000, out of which employee severance, contract termination costs and asset impairment charges were $214,000, $51,000 and $452,000 respectively. As of September 30, 2009, we had $91,000 of accrued restructuring liability which is expected to be paid during the remainder of current fiscal year 2010. We expect to fund the obligations with cash on hand.

There were no restructuring charges incurred during the three and six months ended September 30, 2008.

Other Income (Expense), Net

Other income (expense), net, mainly includes interest income, interest expense and other non-operating income and expense.

Interest income decreased by $0.2 million and $0.5 million, respectively during the three and six months ended September 30, 2009, as compared to the same periods a year ago primarily as a result of the overall decline in interest rates and our moving our short-term investments into money market funds and to a lesser extent due to our reduced total amount of cash, cash equivalents and short-term investments. We expect interest income, in the near future, to remain at this reduced level unless interest rates increase materially or we change the instruments in which we invest.

- 20 of 46 -

Table Of Content

Interest expense was immaterial during the three and six months ended September 30, 2009 and 2008.

Other non-operating income decreased by $1.0 million during the three and six months ended September 30, 2009, as compared to the same periods a year ago primarily due to the gain on sale of LED Driver intellectual property and related fixed assets during the second quarter of fiscal 2009.

Income Taxes

During the three and six months ended September 30, 2009, we recorded an income tax expense of $41,000 and $23,000 respectively as compared to $1.5 million and $1.3 million, respectively during the same periods a year ago. Our income tax expense decreased during the three and six months ended September 30, 2009 compared to the same periods a year ago, primarily as a result of our changed estimates of our ability to utilize loss carryforwards and the increased valuation allowance against our deferred tax assets. See Note 13 in the notes to condensed consolidated financial statements of this Form 10-Q for further discussion.

Critical Accounting Policies and Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. We base our estimates on historical experience and the known facts and circumstances that we believe are relevant. We have not made any material changes in the accounting methodology used to establish our estimates and assumptions during the second quarter of fiscal 2010. We do not believe there is a reasonable likelihood that there will be a material change in the accounting methodology used to establish our estimates or assumptions. However, actual results may differ materially from our estimates. Our significant accounting policies are described in Note 2 of notes to consolidated financial statements in our annual report on Form 10-K for fiscal year ended March 31, 2009. The significant accounting policies that we believe are critical, either because they relate to financial line items that are key indicators of our financial performance such as revenue or because their application requires significant management judgment, are described in the following paragraphs:

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

- 21 of 46 -

Table Of Content

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

Stock-based Compensation

In accordance with the fair value recognition provisions of Accounting Standards Codification Topic No. 718 “Compensation – Stock Compensation” (ASC 718), we estimate the stock-based compensation cost at the grant date based on the fair value of the award and recognize it as an expense on a graded vesting schedule over the requisite service period of the award.

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

As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on an average of historical forfeitures. The expense that we recognize in future periods could differ significantly from the current period and/or our forecasts due to adjustments in assumed forfeiture rates or change in our assumptions.

- 22 of 46 -

Table Of Content

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

We recognize liabilities for uncertain tax positions based on a two-step process prescribed in ASC 740. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on examination, including resolution of any related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

Litigation

We are, on occasion, a party to lawsuits, claims, investigations, and proceedings, including commercial and employment matters, which are being addressed in the ordinary course of business. We review the current status of any pending or threatened proceedings with our outside counsel on a regular basis and, considering all the known relevant facts and circumstances, we recognize any loss that we consider probable and estimable as of the balance sheet date. For these purposes, we consider settlement offers we may make to be indicative of such a loss under certain circumstances.  As of September 30, 2009, there was no accrual for litigation related matters.

- 23 of 46 -

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

	Six Months Ended September 30,
(In thousands)	2009	2008
Cash provided by (used in) operating activities	$(1,003)	$561
Cash provided by (used in) investing activities	(88)	9,977
Cash used in financing activities	(252)	(26)
Net increase (decrease) in cash and cash equivalents	$(1,343)	$10,512

Cash and cash equivalents

Cash and cash equivalents were $44.3 million as of September 30, 2009 compared to $45.6 million as of March 31, 2009, a decrease of $1.3 million primarily due to cash used in operating activities.

Operating activities

Cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in operating assets and liabilities.

During the six months ended September 30, 2009, cash used in operating activities was $1.0 million. The net loss of $6.9 million included non-cash items, such as employee stock-based compensation expense of $0.9 million, depreciation and amortization of $1.1 million and impairment of fixed assets of $0.3 million. Accounts receivable increased to $4.4 million at September 30, 2009 as compared to $4.2 million at March 31, 2009. Annualized receivables days of sales outstanding were 38 days at September 30, 2009 and March 31, 2009. Net inventory reduced to $3.7 million as of September 30, 2009 as compared to $5.2 million as of March 31, 2009. Annualized inventory turns were 6.8 at September 30, 2009 and 5.9 at March 31, 2009. Accounts payable and accrued liabilities increased to $7.0 million at September 30, 2009 as compared to $5.4 million at March 31, 2009. Annualized days payables outstanding were 50 days and 48 days at September 30, 2009 and March 31, 2009, respectively. Deferred margin on shipments to distributors was $1.1 million as of September 30, 2009 compared to $1.0 million as of March 31, 2009.

During six months ended September 30, 2008, cash provided by operating activities was $0.6 million. The net loss of $2.9 million during the six months ended September 30, 2008 included non-cash items, such as employee stock-based compensation expense of $1.2 million, and depreciation and amortization of $1.3 million. Accounts receivable increased to $7.4 million at September 30, 2008 compared to $6.2 million at March 31, 2008, mainly as a result of change in our customer mix.  Receivables days of sales outstanding were 42 days and 38 days at September 30, 2008 and March 31, 2008, respectively. Net inventory was $6.9 million as of September 30, 2008, compared to $6.4 million as of March 31, 2008. Annualized inventory turns were 6.2 at September 30, 2008 as compared to 6.8 at March 31, 2008. Accounts payable and accrued liabilities totaled $10.5 million at September 30, 2008 compared to $8.3 million at March 31, 2008. Annualized days payable outstanding increased to 57 at September 30, 2008 from 50 at March 31, 2008. Deferred margin on shipments to distributors decreased to $1.8 million as of September 30, 2008 from $1.9 million as of March 31, 2008.

Investing activities

Investing activities during the six months ended September 30, 2009 used $88,000 of cash, due to payments for capital expenditures.

- 24 of 46 -

Table Of Content

Investing activities during the six months ended September 30, 2008 provided $10.0 million of cash, primarily due to $9.2 million of proceeds from net maturities of short-term investments and $1.15 million of proceeds from the sale of LED Driver intellectual property and related fixed assets partially offset by payments for capital expenditures.

Financing activities

Net cash used in financing activities for the six months ended September 30, 2009 was $252,000, as a result of repurchase of $461,000 of the Company’s outstanding common stock under the stock repurchase program partially offset by proceeds of $209,000 from the issuance of common stock under the employee stock purchase plan.

Net cash used in financing activities for the six months ended September 30, 2008 was $26,000 and was the result of repurchase of $297,000 of the Company’s outstanding common stock under the stock repurchase program largely offset by proceeds of $271,000 from the issuance of common stock under the employee stock purchase plan.

Contractual Obligations and Cash Requirements

The following table summarizes our contractual obligations as of September 30, 2009 (fiscal years ended March 31, in thousands):

	Payments due by period
	Remainder of	Fiscal	Fiscal	Beyond
	Fiscal 2010	2011	2012	2012	Total
Operating lease obligations	$151	$266	$25	$-	$442
Purchase obligations	656	-	-	-	656
	$807	$266	$25	$-	$1,098

As of September 30, 2009, the liability for uncertain tax positions was $257,000 in addition to the interest and tax penalties of $67,000, of which none is expected to be paid within one year. We are unable to estimate when cash settlement with a taxing authority may occur.

We expect to fund all of these obligations with cash on hand or cash provided from operations.

We anticipate that our existing cash and cash equivalents of $44.3 million as of September 30, 2009 will be sufficient to meet our anticipated cash needs for the next twelve months. Should we desire to expand our level of operations more quickly, either through increased internal development or through the acquisition of product lines from other entities, we may need to raise additional funds through public or private equity or debt financing. The funds may not be available to us, or if available, we may not be able to obtain them on terms favorable to us.

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

- 25 of 46 -

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

We are exposed to financial market risks primarily due to the impact of changes in interest rates on our cash and cash equivalents.  We do not use derivatives to alter the interest characteristics of our investment securities.

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

(iii)  Evaluation of Disclosure Controls and Procedures.   Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2009, and have determined that they were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

Our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There was no change in our internal control over financial reporting identified in connection with the evaluation described in Item 4(a)(iii) above that occurred during our second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

- 26 of 46 -

Table Of Content

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

None

 ITEM 1A. Risk Factors

A revised description of the risk factors associated with our business is set forth below. This description supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our Form 10-Q for fiscal quarter ended June 30, 2009. Because of these risk factors, as well as other factors affecting the Company’s business and operating results and financial condition, including those set forth elsewhere in this report, our actual future results could differ materially from the results contemplated by the forward-looking statements contained in this report and our past financial performance should not be considered to be a reliable indicator of future performance, so that investors should not use historical trends to anticipate results or trends in future periods.

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

We had losses in the last six fiscal quarters and in eight out of the last twelve most recent fiscal quarters.  We may not be able to attain or sustain profitability in the future.

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

Our revenues in recent periods have been derived primarily from sales of circuit protection devices.  For example, during second quarter of fiscal 2010, 87% of our revenue was derived from such sales and we expect this percentage to increase as we exit the display controller market. Should the need for circuit protection devices decline, for example because of changes in input and output circuitry, or integration of circuit protection functionality into other circuit elements, our revenues could decline.

- 27 of 46 -

Table Of Content

During second quarter of fiscal 2010, 57% of our revenue was from sales to the mobile handset market, with the balance coming from digital consumer electronics and personal computers and peripherals and HBLED markets.  In order for us to be successful, we must continue to penetrate these markets, both by obtaining more business from our current customers and by obtaining new customers. Due to our relatively narrow market focus, we are susceptible to materially lower revenues due to material adverse changes to one of these markets, particularly the mobile handset market.  We expect much of our future revenue growth to be in the mobile handset market where more complex mobile handsets have meant increased adoption of and demand for protection devices. Should the rate of adoption of protection devices decelerate in the mobile handset market, our planned rate of increase in penetration of that market would also decrease, thereby reducing our future growth in that market.  In addition, a reduction in our market share of protection devices sold into that market would also decrease our future growth and could even lead to declining revenue from that market.

Our sales strategy has been to focus on customers with large market share in their respective markets. As a result, we have several large customers. During the second quarter of fiscal 2010, one customer represented 16% of our net sales and in the future we expect to continue to increase net sales to a top five OEM mobile handset customer we began selling to during the second half of fiscal 2008. There can be no assurance that these customers will purchase our products in the future in the quantities we have forecasted, or at all.

During the second quarter of fiscal 2010, one distributor represented 13% of our net sales. If we were to lose the distributor, we might not be able to obtain other distributors to represent us or the new distributors might not have sufficiently strong relationships with the current end customers to maintain our current level of net sales. Additionally, the time and resources involved with the changeover and training could have an adverse impact on our business in the short term.

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

- 28 of 46 -

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

During second quarter of fiscal 2010, international sales accounted for 89% of our net sales. International sales include sales to U.S. based customers if the product was delivered outside the United States.

International sales subject us to the following risks:

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

- 29 of 46 -

Table Of Content

•	political and economic instability;

•	the impact of regional and global illnesses or natural disasters;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining foreign governmental approvals, if those approvals should become required for any of our products;

•	limited intellectual property protection;

•	foreign currency exchange fluctuations;

•	the burden of complying with and the risk of violating a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

- 30 of 46 -

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

We have outsourced our wafer fabrication, and assembly and test operations.  Due to our size, we depend on a limited number of foundry partners and assembly and test subcontractors and there is limited available capacity for plastic package assembly and test contractors which limits our choices.  As a result, we are exposed to a risk of manufacturing disruption or uncontrolled price changes and we may encounter difficulties in expanding our capacity.

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

Given the current size of our business, we believe it is impractical for us to use more than a limited number of foundry partners and assembly and test subcontractors as it would lead to significant increases in our costs. Currently, we have five foundry partners and rely on limited number of subcontractors.  Some of our products are sole sourced at one of our foundry partners in China, Japan or Taiwan. There is also a limited cost effective capacity of plastic assembly and test contractors, especially for Thin Dual Flat No-Lead Plastic Package (TDFN) and Ultra-Thin Dual Flat No-Lead Plastic Package (UDFN), for which customer demand is increasing. Our ability to secure sufficient plastic assembly and test capacity, especially the fast ramping TDFN and UDFN offerings, may limit our ability to satisfy our customers’ demand.  If the operations of one or more of our partners or subcontractors should be disrupted, or if they should choose not to devote capacity to our products in a timely manner, our business could be adversely impacted as we might be unable to manufacture some of our products on a timely basis. In addition, the cyclicality of the semiconductor industry has periodically resulted in shortages of wafer fabrication, assembly and test capacity and other disruption of supply. We may not be able to find sufficient capacity at a reasonable price or at all if such disruptions occur. As a result, we face significant risks, including:

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

- 31 of 46 -

Table Of Content

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

In order to obtain price concessions, we have consigned substantial equipment at our foreign contractors.  For example, we have $0.8 million, $0.4 million and $0.2 million of test or packaging equipment on consignment in India, Thailand and China, respectively as of September 30, 2009.  Should our business relationship with these partners cease, whether due to our switching to alternate lower cost suppliers, quality or capacity issues with our current partners, or if they experience a natural disaster or financial difficulty, we may have trouble repossessing this equipment.  Even if we are able to repossess this equipment, it may not be in good condition and we may not be able to realize the dollar value of this equipment then recorded on our books.  Any such inability to repossess consigned equipment or to realize its recorded value on our books would reduce our assets.

Our markets are subject to rapid technological change. Therefore, our success depends on our ability to develop and introduce new products.   It is possible that a significant portion our research and development expenditures will not yield products with meaningful future revenue.

The markets for our products are characterized by:

•	rapidly changing technologies;

•	changing customer needs;

- 32 of 46 -

Table Of Content

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

- 33 of 46 -

Table Of Content

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

During second quarter of fiscal 2010, 55% of our sales were through distributors, primarily in Asia. Our distributors could reduce or discontinue sales of our products or sell our competitors’ products. They may not devote the resources necessary to sell our products in the volumes and within the time frames that we expect. In addition, we are dependent on their continued financial viability, and some of them are small companies with limited working capital. If our distributors experience financial difficulties and become unable to pay our invoices, or otherwise become unable or unwilling to promote and sell our products, our business could be harmed.

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

- 34 of 46 -

Table Of Content

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

- 35 of 46 -

Table Of Content

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

We have four relatively new directors on our seven-person board, including three nominees of one of our larger stockholders who were recently elected after a proxy contest.

Three nominees of one of our larger stockholders were recently elected to our seven-member board after a proxy contest.   The board also added another new director recently, bringing the total number of new directors in this fiscal year to four.  Therefore, the current seven member board consists of a majority of new directors who may need time to become thoroughly familiar with the Company's business and strategy and to develop effective working relationships as a board and with management.  This could result in a board which moves more carefully and deliberately on some issues, which could be an impediment to quick action.

Provisions in our certificate of incorporation authorizing “blank check” preferred stock and in our bylaws requiring advance notice of stockholder proposals and nominations, may delay, defer or prevent a change of control.

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

- 36 of 46 -

Table Of Content

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

- 37 of 46 -

Table Of Content

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

Implementation of the new FASB rules and the issuance of new laws or other accounting regulations, or reinterpretation of existing laws or regulations, could materially impact our stated results.

From time to time, the government, courts and financial accounting boards issue new laws or accounting regulations, or modify or reinterpret existing ones.  For example, starting with the first quarter of fiscal 2007, we implemented Accounting Standards Codification Topic No. 718 “Compensation – Stock Compensation” (ASC 718) for the accounting for share based payments which caused us to recognize an expense associated with our employee equity awards that decreased our earnings.  There may be other future changes in FASB rules or in laws, interpretations or regulations that would affect our financial results or the way in which we present them. Additionally, changes in the laws or regulations could have adverse effects on our business that would affect our ability to compete, both nationally and internationally.

Deficiencies in our internal controls could cause us to have material errors in our financial statements, which could require us to restate them. Such restatement could have adverse consequences on our stock price, potentially limiting our access to financial markets.

- 38 of 46 -

Table Of Content

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

- 39 of 46 -

Table Of Content

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below shows purchases of equity securities by us during the second quarter of fiscal 2010:

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased (1)	Paid Per Share	Programs	Plans or Programs
7/1/09 - 7/31/09	-	$-	-	240,176
8/1/09 - 8/31/09	40,717	2.87	40,717	199,459
9/1/09 - 9/30/09	34,548	3.08	34,548	164,911
	75,265	$2.97	75,265	164,911

(1) Our current share repurchase program, under which we repurchased 75,265 shares during the three months ended September 30, 2009, has been in place since August 21, 2008, when it was adopted by our board of directors and was publicly announced. These shares were purchased in open market transactions. This repurchase program has no expiration date, other than, unless extended, when an aggregate of 1,000,000 shares have been repurchased. Neither this program nor any other repurchase program or plan has expired during the second quarter of fiscal 2010 ended September 30, 2009 nor have we decided to terminate any repurchase plan or program prior to expiration. There are no existing repurchase plans or programs under which we do not intend to make further purchases.

We did not issue any securities that had not been registered under the Federal Securities Act of 1933, as amended, during our second quarter of fiscal 2010.

ITEM 3. Defaults upon Senior Securities

None.

- 40 of 46 -

Table Of Content

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on September 17, 2009. Of the 22,917,914 shares of common stock outstanding as of the record date of July 20, 2009, a total of 19,149,267 shares were voted in person or by proxy, representing 83.55% of the total votes eligible to be cast, constituting a majority and more than a quorum of the outstanding shares entitled to vote. At the meeting the following votes were taken on the following matters:

A. Election of Directors.

The following persons received the votes indicated in the election of seven (7) directors of the Company.  The seven persons with an asterisk following their names (Messrs. Castor, Dickinson, Fichthorn, Gullard, Potashner, Ross, and Wittrock) received the most votes and were therefore elected as directors to serve until the Company’s next annual meeting of stockholders or until their respective successors are elected and qualified, or until their earlier resignation, removal, or death:

	Votes	Votes
	For	Withheld
Jon S. Castor *	16,771,517	2,377,749
Robert V. Dickinson *	16,743,326	2,405,940
John A. Fichthorn *	11,443,266	2,480,517
J. Michael Gullard *	10,241,933	2,078,450
Wade F. Meyercord	7,465,716	391,067
Kenneth F. Potashner *	10,829,065	3,094,718
Dr. Edward C. Ross *	15,735,861	2,385,505
Dr. David W. Sear	4,929,886	295,597
Dr. John L. Sprague	4,908,840	316,643
David L. Wittrock *	15,734,039	2,387,247

B. Accountant Selection Ratification.

The selection of Grant Thornton LLP as the Company’s independent registered public accountants for the fiscal year ended March 31, 2010 was ratified by the following vote:

For	18,867,979
Against	64,473
Abstain	216,815

C. Amendment of Stock Plan.

The stockholders approved an amendment to the Company’s 1995 Employee Stock Purchase Plan to increase the total number of shares reserved for issuance thereunder by 200,000 shares from 1,940,000 shares to 2,140,000 by the following vote:

For	15,986,593
Against	834,316
Abstain	2,328,357

There were no broker non-votes on any of these three matters.

There were no other matters submitted to a vote of security holders during the period for which this Form 10-Q is filed.

ITEM 5. Other Information

None.

- 41 of 46 -

Table Of Content

ITEM 6. Exhibits

The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

The following documents are hereby incorporated by reference as Exhibits to this report:
Exhibit
Number	Description	Incorporated by reference from
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.4 to our Current Report on Form 8-K dated September 17, 2009, filed on September 23, 2009.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Appendix B to Definitive Proxy Statement filed on July 2, 2008.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan, as most recently amended July 6, 2009	Exhibit 10.34 to our Current Report on Form 8-K dated July 6, 2009, filed on July 9, 2009.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.2	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

- 42 of 46 -

Table Of Content

Exhibit
Number	Description	Incorporated by reference from
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

- 43 of 46 -

Table Of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALIFORNIA MICRO DEVICES CORPORATION
(Registrant)

Date: November 9, 2009	By:	/S/ ROBERT V. DICKINSON __________________________________________
Robert V. Dickinson, President and Chief Executive Officer (Principal Executive Officer)

/S/ KEVIN J. BERRY __________________________________________
Kevin J. Berry, Chief Financial Officer
(Principal Financial and Accounting Officer)

- 44 of 46 -

Table Of Content

Exhibit Index

Exhibit
Number	Description	Incorporated by reference from or Attached
3(i)	Amended and Restated Certificate of Incorporation.	Exhibit 3.1 to our Current Report on Form 8-K dated September 15, 2006, filed on September 21, 2006.

3(ii)	Amended and Restated By-laws.	Exhibit 3.4 to our Current Report on Form 8-K dated September 17, 2009, filed on September 23, 2009.

4.1*	1995 Employee Stock Option Plan and 1995 Non-Employee Directors’ Stock Option Plan, both as most recently amended August 8, 2003 and August 7, 2002, respectively.	Exhibit 4.1 to Registration Statement on Form S-8, filed on September 2, 2003.

4.2*	1995 Employee Stock Purchase Plan, as most recently amended August 8, 2003	Appendix B to Definitive Proxy Statement filed on July 2, 2008.

4.3	Sample Common Stock Certificate of Registrant	Exhibit 4.1 to our Current Report on Form 8-K dated April 27, 2004, filed on April 28, 2004.

4.4*	2004 Omnibus Incentive Compensation Plan, as most recently amended July 6, 2009	Exhibit 10.34 to our Current Report on Form 8-K dated July 6, 2009, filed on July 9, 2009.

10.12	Wafer Manufacturing Agreement between the Company and Advanced Semiconductor Manufacturing Corporation, dated February 20, 2002.**	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2002 filed on June 25, 2002.

10.18	Wafer Manufacturing Agreement with Sanyo Electric Co., Ltd. Semiconductor Company**	Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 6, 2004.

10.2	Amended and Restated Loan and Security Agreement with Silicon Valley Bank dated September 30, 2004.**	Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed on November 8, 2004.

10.21	Purchase Agreement between Registrant and Microchip Technology Incorporated dated May 20, 2005, as amended effective June 15, 2005	Exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on November 9, 2005.

10.22	Exhibit 10.22, First Amendment to Loan and Security Agreement between Registrant and Silicon Valley Bank entered into on October 24, 2005.	Exhibit 10.22 to our Current Report on Form 8-K dated October 24, 2005, filed on October 27, 2005.

10.23
Agreement and Plan of Merger dated March 16, 2006 by and among the Registrant, Arques Technology, Inc., ARQ Acquisition Corporation and, for purposes of Article 11 only, Gerome Tseng, as the Representative.
Exhibit 10.23 to our Current Report on Form 8-K dated March 16, 2006, filed on March 22, 2006.

- 45 of 46 -

Table Of Content

Exhibit
Number	Description	Incorporated by reference from or Attached
10.24*	Consulting Agreement dated as of March 17, 2006, between Registrant and Kevin Berry.	Exhibit 10.24 to our Current Report on Form 8-K dated March 17, 2006, filed on March 23, 2006.

10.25*	Memo to Employees and Consultants, including David Casey and David Sear, Accelerating Their Underwater Unvested Options and Imposing Resale Restrictions.	Exhibit 10.25 to our Current Report on Form 8-K dated March 28, 2006, filed on April 3, 2006.

10.26*	Letter Agreement dated as of July 7, 2006, between Registrant and Kevin Berry.	Exhibit 10.26 to our Current Report on Form 8-K dated July 7, 2006, filed on July 10, 2006.

10.27*	Supplemental Employment Terms Agreement during November 2006 between Registrant and an employee of the registrant	Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.28*	Executive Severance Plan dated November 9, 2006	Exhibit 10.28 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed on February 9, 2007

10.29**	Equipment Acquisition Agreement, as amended, and Post-Consignment Services Pricing Agreement, with SPEL	Exhibit 10.29 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 9, 2007

10.30*	Amendment to Supplemental Employment Terms Agreement dated February 6, 2008	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.31*	Amended and Restated Executive Severance Plan dated February 6, 2008	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2008 filed on June 11, 2008

10.33	Lease with The Irvine Company dated May 13, 2005	Exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 filed on February 9, 2009

10.34*	Amended and Restated Executive Severance Plan dated June 15, 2009	Exhibit 10.34 to our Current Report on Form 8-K dated June 15, 2009, filed on June 19, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Attached

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Attached

32.1	Section 1350 Certification of Chief Executive Officer	Attached

32.2	Section 1350 Certification of Chief Financial Officer	Attached
__________
*	Denotes a management contract or compensatory plan or arrangement.
**	Portions were omitted pursuant to a request for confidential treatment.

- 46 of 46 -
___________________________________________________________________________________________________